Form 10-Q
period 2007-11-03
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2007-12-13
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 3, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission File Number: 001-33764
ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1135 Arbor Drive Romeoville, Illinois (Address of principal executive offices)	36-3685240 (I.R.S. Employer Identification No.) 60446 (Zip code)
Registrant’s telephone number, including area code: (630) 226-0020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 7, 2007 was 56,810,994 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I - Financial Information
Item 1. Consolidated Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets

	November 3,	February 3,	October 28,
(Dollars in thousands, except per share data)	2007	2007	2006
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,512	$3,645	$3,221
Receivables, net	16,089	18,476	13,905
Merchandise inventories	219,453	129,237	156,788
Prepaid expenses and other current assets	27,726	15,276	17,526
Deferred income taxes	5,614	5,412	3,285

Total current assets	272,394	172,046	194,725

Property and equipment, net	226,533	162,080	159,114
Deferred income taxes	4,125	4,125	5,875
Other assets	—	346	292

Total assets	$503,052	$338,597	$360,006

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$41,962	$—	$33,485
Accounts payable	85,985	43,071	60,251
Accrued liabilities	55,669	38,604	38,933
Accrued income taxes	—	2,266	—

Total current liabilities	183,616	83,941	132,669

Notes payable — less current portion	55,038	50,737	37,826
Deferred rent	66,655	50,367	47,146

Total liabilities	305,309	185,045	217,641

Commitments and contingencies	—	—	—

Series III redeemable preferred stock	—	4,792	4,792
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets (continued)

	November 3,	February 3,	October 28,
(Dollars in thousands, except per share data)	2007	2007	2006
	(unaudited)		(unaudited)
Stockholders’ equity:
Preferred stock	$—	$223,059	$219,054
Treasury stock-preferred, at cost	—	(12)	(12)
Common stock, $.01 par value 400,000,000 shares authorized; 57,276,412, 7,409,302 and 6,833,740 shares issued; 56,771,241, 7,167,183 and 6,833,234 shares outstanding at November 3, 2007 (unaudited), February 3, 2007 and October 28, 2006 (unaudited), respectively	573	117	109
Treasury stock-common, at cost	(4,179)	(2,217)	—
Additional paid-in capital	284,362	15,501	11,781
Related party notes receivable	—	(4,467)	(4,467)
Accumulated deficit	(82,728)	(83,240)	(88,897)
Accumulated other comprehensive income (loss)	(285)	19	5

Total stockholders’ equity	197,743	148,760	137,573

Total liabilities and stockholders’ equity	$503,052	$338,597	$360,006

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share data)	2007	2006	2007	2006

Net sales	$208,235	$166,075	$602,797	$488,101
Cost of sales	140,156	115,332	416,173	337,238

Gross profit	68,079	50,743	186,624	150,863

Selling, general and administrative expenses	55,609	40,797	154,779	121,718
Pre-opening expenses	4,494	2,901	9,064	5,328

Operating income	7,976	7,045	22,781	23,817
Interest expense	1,307	1,031	3,465	2,488

Income before income taxes	6,669	6,014	19,316	21,329
Income tax expense	2,463	2,397	7,585	8,448

Net income	$4,206	$3,617	$11,731	$12,881

Less preferred stock dividends	3,598	3,608	11,219	10,579

Net income available to common stockholders	$608	$9	$512	$2,302

Net income per common share:
Basic	$0.06	$0.00	$0.06	$0.42
Diluted	$0.05	$0.00	$0.05	$0.26

Weighted average common shares outstanding:
Basic	10,179	6,652	8,252	5,422
Diluted	12,476	8,354	10,447	49,283
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	November 3,	October 28,
(Dollars in thousands)	2007	2006

Operating activities
Net income	$11,731	$12,881
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,597	20,159
Deferred income taxes	—	(2,694)
Non-cash stock compensation charges	1,635	684
Excess tax benefits from stock-based compensation	(1,542)	(2,818)
(Gain) loss on disposal of property and equipment	(11)	1,827
Change in operating assets and liabilities:
Receivables	2,387	1,851
Merchandise inventories	(90,216)	(47,414)
Prepaid expenses and other assets	(10,596)	149
Accounts payable	42,914	25,816
Accrued liabilities	(4,065)	(5,380)
Deferred rent	16,288	6,697

Net cash (used in) provided by operating activities	(2,878)	11,758

Investing activities
Purchases of property and equipment, net	(74,648)	(38,246)
Receipt of related party notes receivable	4,467	—
Issuance of related party notes receivable	—	(2,414)

Net cash used in investing activities	(70,181)	(40,660)

Financing activities
Proceeds on long-term borrowings	750,262	551,928
Payments on long-term borrowings	(703,999)	(525,997)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	123,921	—
Payment of accumulated dividends in arrears	(93,012)	—
Redemption of Series III preferred stock	(4,792)	—
Purchase of treasury stock	(1,949)	—
Excess tax benefits from stock-based compensation	1,542	2,818
Proceeds from issuance of common stock under stock plans	953	535

Net cash provided by financing activities	72,926	29,284

Net (decrease) increase in cash and cash equivalents	(133)	382
Cash and cash equivalents at beginning of period	3,645	2,839

Cash and cash equivalents at end of period	$3,512	$3,221

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine months ended
	November 3,	October 28,
(Dollars in thousands)	2007	2006
Supplemental cash flow information
Cash paid for interest	$3,863	$2,396

Cash paid for income taxes	$16,486	$16,959

Noncash investing and financing activities:
Purchases of property and equipment included in accrued liabilities	$18,390	$9,850

Unrealized loss (gain) on interest rate swap hedge, net of tax	$304	$(54)

Issuance of related party notes receivable for exercise of stock options	$—	$(1,680)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Series I		Series II		Series IV		Series V		Series VI
	Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Total		Treasury -
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Par Value	$.01		$.01		$.01		$.01		$.01
Authorized Shares	17,207,532		7,634,207		19,183,653		22,500,000		4,600,000
	Issued		Issued		Issued		Issued		Issued		Issued		Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance — February 3, 2007	16,915,231	$43,317	7,634,207	$74,455	19,183,653	$46,871	21,447,959	$56,079	920,000	$2,337	66,101,050	$223,059	(38,095)	$(12)
Common stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(360,425)	(1,803)
Accretion of preferred dividends	—	3,107	—	—	—	3,590	—	4,341	—	181	—	11,219	—	—
Receipt of related party notes receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swap hedge, net of $197 income tax	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income for the nine months ended November 3, 2007	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restate par value of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment of accumulated preferred dividends in arrears	—	(30,845)	—	—	—	(31,311)	—	(29,663)	—	(1,193)	—	(93,012)	—	—
Conversion of preferred stock to common stock in conjunction with initial public offering	(16,915,231)	(15,579)	(7,634,207)	(74,455)	(19,183,653)	(19,150)	(21,447,959)	(30,757)	(920,000)	(1,325)	(66,101,050)	(141,266)	398,520	1,815

Balance — November 3, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(unaudited)

			Treasury -
	Common Stock		Common Stock
Par Value	$.01					Related		Accumulated
Authorized Shares	400,000,000				Additional	Party		Other	Total
	Issued		Treasury		Paid-In	Notes	Accumulated	Comprehensive	Stockholders’
(Dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (loss)	Equity

Balance — February 3, 2007	7,409,302	$117	(242,119)	$(2,217)	$15,501	$(4,467)	$(83,240)	$19	$148,760
Common stock options exercised	424,576	4	—	—	949	—	—	—	953
Purchase of treasury stock	—	—	(11,187)	(147)	—	—	—	—	(1,950)
Accretion of preferred dividends	—	—	—	—	—	—	(11,219)	—	—
Receipt of related party notes receivable	—	—	—	—	—	4,467	—	—	4,467
Unrealized loss on interest rate swap hedge, net of $197 income tax	—	—	—	—	—	—	—	(304)	(304)
Net income for the nine months ended November 3, 2007	—	—	—	—	—	—	11,731	—	11,731

Comprehensive income	—	—	—	—	—	—	—	—	11,427
Excess tax benefits from stock-based compensation	—	—	—	—	1,542	—	—	—	1,542
Stock compensation charge	—	—	—	—	1,524	—	—	—	1,524
Amortization of deferred stock-based compensation	—	—	—	—	111	—	—	—	111
Restate par value of common stock	—	(43)	—	—	43	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	7,666,667	77	—	—	123,844	—	—	—	123,921
Payment of accumulated preferred dividends in arrears	—	—	—	—	—	—	—	—	(93,012)
Conversion of preferred stock to common stock in conjunction with initial public offering	41,775,867	418	(251,865)	(1,815)	140,848	—	—	—	—

Balance — November 3, 2007	57,276,412	$573	(505,171)	$(4,179)	$284,362	$—	$(82,728)	$(285)	$197,743

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Business and basis of presentation
The accompanying consolidated financial statements of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) include Ulta Salon, Cosmetics & Fragrance, Inc. and its wholly owned subsidiary, Ulta Internet Holdings, Inc. (Internet). All intercompany balances and transactions have been eliminated. The operations of Internet were merged into the Company during 2006, resulting in its dissolution as a separate legal entity on November 30, 2006.
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of November 3, 2007, the Company operated 237 stores in 30 states, as shown in the table below:

State	Number of stores

Alabama	1
Arizona	20
California	27
Colorado	9
Delaware	1
Florida	11
Georgia	14
Illinois	30
Indiana	4
Iowa	2
Kansas	1
Kentucky	2
Maryland	4
Massachusetts	1
Michigan	5
Minnesota	6
Nevada	5
New Jersey	9
New York	8
North Carolina	9
Ohio	2
Oklahoma	5
Oregon	3
Pennsylvania	13
South Carolina	3
Tennessee	2
Texas	29
Virginia	7
Washington	3
Wisconsin	1

Total	237
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the consolidated financial position and results of operations and cash flows for the interim periods presented.
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and nine months ended November 3, 2007 and October 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2008, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Prospectus filed with the Securities and Exchange Commission on October 25, 2007.
Reverse stock split
On September 17, 2007, the Company’s Board of Directors approved a resolution to effect a reverse stock split of the Company’s common stock pursuant to which each share of common stock was to be converted into 0.632 of one share of common stock. The reverse stock split became effective on October 22, 2007. Any fractional shares resulting from the reverse stock split were rounded to the nearest whole share. Common share and per share amounts for all periods presented and the conversion ratio of preferred to common shares have been adjusted for the 0.632 for 1 reverse stock split.

Initial Public Offering
On October 30, 2007, the Company completed an initial public offering in which the Company sold 7,666,667 shares of common stock resulting in net proceeds of $123,921,000 after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold approximately 2,153,928 additional shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds from the offering to pay $93,012,000 of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4,792,000 to redeem the Company’s Series III preferred stock, and $26,117,000 to reduce the Company’s borrowings under its third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524,002 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Prospectus filed with the Securities and Exchange Commission on October 25, 2007. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to consolidated financial statements” in the Prospectus.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2007 and 2006 ended on November 3, 2007 and October 28, 2006, respectively.
Derivative financial instruments
All of the Company’s derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in current earnings during the period of change. Derivatives recorded in the consolidated balance sheets as of November 3, 2007, February 3, 2007 and October 28, 2006 had a negative fair value of $474,000 included in accrued liabilities and a positive fair value of $32,000 and $8,000 included in other assets, respectively.
Share-based compensation
Effective January 29, 2006, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company was required to adopt the prospective method of accounting under SFAS 123(R). Under this transitional method, the Company is required to record compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date using the fair value provisions of SFAS 123(R).
Prior to January 29, 2006, the Company accounted for share-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value at the grant date. Prior period pro forma net income and earnings per share amounts are not presented in accordance with the provisions of SFAS 123(R).
The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on the historical volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, to develop the expected life. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.

The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Nine months ended
	November 3,	October 28,
	2007	2006

Volatility rate	34% - 45%	45%
Risk-free interest rate	4.54% - 5.05%	4.69% - 5.05%
Average expected life (years)	4.9	4.1
Dividend yield	None	None
The Company granted 1,052,912 stock options during the nine months ended November 3, 2007, the majority of which were granted in July 2007. The weighted-average grant date fair value of options granted in fiscal 2007 was $5.42 per option.
The Company recorded stock compensation expense of $1,061,000 and $150,000 for the three months ended November 3, 2007 and October 28, 2006, respectively. The Company recorded stock compensation expense of $1,525,000 and $450,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.
At November 3, 2007, there was approximately $6,400,000 of unrecognized compensation expense related to unvested options of which $2,200,000 and $4,200,000 is related to performance-vesting and service-vesting stock options, respectively.
Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company does not currently maintain a liability for unrecognized tax benefits. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax-related interest and penalties recorded in the consolidated financial statements was zero for all periods presented. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions is generally three years, or fiscal 2004, 2005, and 2006.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$4,206	$3,617	$11,731	$12,881
Unrealized (loss) gain on interest rate swap hedge, net of income tax	(209)	(9)	(304)	54

Comprehensive income	$3,997	$3,608	$11,427	$12,935

Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Currently, the Company is not able to estimate the impact SFAS No. 159 will have on its consolidated financial statements.
3. Commitments and contingencies
Leases — The Company leases stores, distribution facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and nine months ended November 3, 2007 and October 28, 2006. Total rent expense under operating leases was $13,252,000 and $10,511,000 for the three months ended November 3, 2007 and October 28, 2006, respectively. Total rent expense under operating leases was $37,676,000 and $29,964,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.
In April 2007, the Company finalized a lease for additional office space in Romeoville, Illinois. The lease expires in August 2018. Minimum lease payments, excluding common area maintenance (CAM), insurance, and real estate taxes, are approximately $15,600,000 over the lease term. In June 2007, the Company finalized a lease for a second distribution facility located in Phoenix, Arizona. The lease expires in March 2019. Minimum lease payments, excluding CAM, insurance, and real estate taxes, are approximately $18,400,000 over the lease term.
Litigation — The Company is involved from time to time in legal proceedings and claims arising in the normal conduct of its business. Although the outcome of any pending legal proceeding or claim cannot be predicted with certainty, management believes that the ultimate resolution of such claims would not have a material effect on the Company’s financial position or results of operations.
4. Notes payable
The Company’s credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150,000,000 and a $50,000,000 accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The interest rate on the outstanding borrowings as of November 3, 2007 and February 3, 2007, was 5.999% and 7.025%, respectively. The Company had approximately $52,674,000 and $48,937,000 of availability as of November 3, 2007 and February 3, 2007, respectively, excluding the accordion option.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326,000 as of November 3, 2007 and February 3, 2007.
At November 3, 2007, the Company has classified $55,038,000 of outstanding borrowings under the facility as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year.

5. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share data)	2007	2006	2007	2006

Numerator for diluted net income per share — net income	$4,206	$3,617	$11,731	$12,881
Less preferred stock dividends	3,598	3,608	11,219	10,579

Numerator for basic net income per share	$608	$9	$512	$2,302

Denominator for basic net income per share weighted-average common shares	10,179	6,652	8,252	5,422
Dilutive effect of stock options and non-vested stock	2,297	1,702	2,195	2,109
Dilutive effect of convertible preferred stock	—	—	—	41,752

Denominator for diluted net income per share	12,476	8,354	10,447	49,283

Net income common per share:
Basic	$0.06	$0.00	$0.06	$0.42
Diluted	$0.05	$0.00	$0.05	$0.26
The denominator for diluted net income per common share for the three months ended November 3, 2007 and October 28, 2006 excludes 39,242,463 and 41,751,788 shares of convertible preferred stock, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the nine months ended November 3, 2007 excludes 40,785,605 shares of convertible preferred stock due to their anti-dilutive effects.
6. Related-party transactions
During fiscal 1997, 1998, and 2001, certain officers of the Company were issued shares of Series V, IV, and I Preferred Stock, respectively, in exchange for promissory notes. These notes bear interest at a rate of 6.85% per annum and are due and payable at the earlier of 90 days after termination of employment or various dates through November 4, 2007, subject to certain exceptions.
During fiscal 2006, an officer of the Company exercised stock options in exchange for a promissory note for $4,094,000. The note bears interest at a rate of 5.06% per annum and is due at the earlier of an initial public offering of the Company’s common stock or five years from issuance date. The note was paid in full on June 29, 2007. As of November 3, 2007 and February 3, 2007, the outstanding amount on these loans was zero and $4,467,000, respectively. These notes receivable are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in this Form 10-Q.
Forward-looking statements are based on our expectations regarding net sales, selling, general and administrative expenses, profitability, financial position, business strategy, new store openings, and plans and objectives of management. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us and our business, industry, markets and consumers, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among others, those described in “Risk Factors” and elsewhere in this quarterly report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “ULTA” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
Overview
We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through separate distribution channels. In 1999, we embarked on a multi-year strategy to understand and embrace what women want in a beauty retailer and transform ULTA into the shopping experience that it is today. We pioneered what we believe to be our unique combination of beauty superstore and specialty store attributes. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, off-mall locations such as power centers and lifestyle centers with other destination retailers. As of November 3, 2007, we operated 237 stores across 30 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our growth strategy, including growing our store base, expanding our prestige brand offerings, driving incremental salon traffic, expanding our online business, and continuing to enhance our brand awareness. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with ULTA’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our future comparable store sales increases to reflect the levels experienced in the fourth fiscal quarter 2005 and in fiscal 2006. This is due in part to the difficulty in improving on such significant increases in subsequent periods.
We seek to increase our total net sales through increases in our comparable store sales and by opening new stores. Gross profit as a percentage of net sales is expected to be consistent with historical rates given our planned distribution infrastructure investments and the impact of the rate of new store growth. We plan to continue to improve our operating results by leveraging our fixed costs and decreasing our selling, general and administrative expenses, as a percentage of our net sales.
On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock resulting in net proceeds of $123.9 million after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold approximately 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem the Company’s Series III preferred stock, and $26.1 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524,002 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.
Basis of presentation
Net sales include store and Internet merchandise sales as well as salon service revenue. Salon service revenue represents less than 10% of our combined product sales and services revenues and therefore, these revenues are combined with product sales. We recognize merchandise revenue at the point of sale, or POS, in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after it has cycled its grand opening sales period which generally covers the first month of operation. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers. Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:
•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.
Cost of sales includes:
•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;

•	salon payroll and benefits; and

•	shrink and inventory valuation reserves.
Our cost of sales may be impacted as we open an increasing number of stores. We also expect that cost of sales as a percentage of net sales will be negatively impacted in the next several years as a result of accelerated depreciation related to our store remodel program. The program was adopted in third quarter fiscal 2006. We have accelerated depreciation expense on assets to be disposed of during the remodel process such that those assets will be fully depreciated at the time of the planned remodel. Changes in our merchandise mix may also have an impact on cost of sales.
This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales. Selling, general and administrative expenses include:
•	payroll, bonus, and benefit costs for retail and corporate employees;

•	advertising and marketing costs;

•	occupancy costs related to our corporate office facilities;

•	public company expense including Sarbanes-Oxley compliance expenses;

•	stock-based compensation expense related to option grants which will result in increases in expense as we implemented a structured stock option compensation program in 2007;

•	depreciation and amortization for all assets except those related to our retail and warehouse operations which is included in cost of sales; and

•	legal, finance, information systems and other corporate overhead costs.
This presentation of items in selling, general and administrative expenses may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.
Pre-opening expense includes non-capital expenditures during the period prior to store opening for new and remodeled stores including store set-up labor, management and employee training, and grand opening advertising. Pre-opening expenses also includes rent during the construction period related to new stores.
Interest expense includes interest costs associated with our credit facility which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility is used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.
Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2007 and 2006 ended on November 3, 2007 and October 28, 2006, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
(Dollars in thousands)	2007	2006	2007	2006

Net sales	$208,235	$166,075	$602,797	$488,101
Cost of sales	140,156	115,332	416,173	337,238

Gross profit	68,079	50,743	186,624	150,863

Selling, general and administrative expenses	55,609	40,797	154,779	121,718
Pre-opening expenses	4,494	2,901	9,064	5,328

Operating income	7,976	7,045	22,781	23,817
Interest expense	1,307	1,031	3,465	2,488

Income before income taxes	6,669	6,014	19,316	21,329
Income tax expense	2,463	2,397	7,585	8,448

Net income	$4,206	$3,617	$11,731	$12,881

Other operating data:
Number stores end of period	237	188	237	188
Comparable store sales increase	6.7%	16.8%	7.4%	14.2%

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
(Percentage of net sales)	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3%	69.4%	69.0%	69.1%

Gross profit	32.7%	30.6%	31.0%	30.9%

Selling, general and administrative expenses	26.7%	24.6%	25.7%	24.9%
Pre-opening expenses	2.2%	1.7%	1.5%	1.1%

Operating income	3.8%	4.2%	3.8%	4.9%
Interest expense	0.6%	0.6%	0.6%	0.5%

Income before income taxes	3.2%	3.6%	3.2%	4.4%
Income tax expense	1.2%	1.4%	1.3%	1.7%

Net income	2.0%	2.2%	1.9%	2.6%

Comparison of three months ended November 3, 2007 to three months ended October 28, 2006
Net sales
Net sales increased $42.1 million, or 25.4%, to $208.2 million for the three months ended November 3, 2007, compared to $166.1 million for the three months ended October 28, 2006. The increase is due to an additional 49 stores operating since third quarter 2006 and a 6.7% increase in comparable store sales. Non-comparable stores contributed $17.3 million of the net sales increase while comparable stores contributed $24.8 million of the total net sales increase. Our comparable store sales growth in 2007 was driven by growth in existing brands, as well as new brands which were introduced in fiscal 2006 and resulted in increased customer traffic and growth in average transaction value.
Gross profit
Gross profit increased $17.4 million, or 34.2%, to $68.1 million for the three months ended November 3, 2007, compared to $50.7 million for the three months ended October 28, 2006. Gross profit as a percentage of net sales increased 2.1 percentage points to 32.7% for the three months ended November 3, 2007, compared to 30.6% for the three months ended October 28, 2006. The increase in gross profit is primarily due to an increase in vendor advertising allowances and a decrease in accelerated depreciation related to our store remodel program as compared to the prior year quarter.
Gross profit as a percentage of net sales increased 1.1 percentage points due to increased vendor advertising allowances. Advertising expense increased approximately 1.5 percentage points as a percentage of net sales compared to the same period last year — see Selling, general and administrative expenses below. Vendor advertising allowances are primarily based on purchase volume. Vendor allowances are recognized in gross profit when the related vendor product is sold.
In addition, there was a 0.5 percentage point increase in gross profit during the quarter compared to the same period last year due to a decrease in the incremental amount of accelerated depreciation related to our remodel store program. The store remodel program was adopted in the third quarter 2006. Accelerated depreciation for the three months ended November 3, 2007 and October 28, 2006 was $0.4 million and $1.4 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $14.8 million, or 36.3%, to $55.6 million for the three months ended November 3, 2007, compared to $40.8 million for the three months ended October 28, 2006. As a percentage of net sales, selling, general and administrative expenses increased 2.1 percentage points to 26.7% for the three months ended November 3, 2007, compared to 24.6% for the three months ended October 28, 2006. The increase is primarily due to a 1.5 percentage point increase in advertising expense, of which 0.7 percentage points, or $1.5 million, is related to one incremental advertising vehicle during the quarter due to the 53rd week calendar shift. The remaining 0.8 percentage points, or $1.7 million, of the increase relates to incremental advertising expense as compared to the prior year period. We also incurred a 0.4 percentage point, or $0.9 million, increase in share-based compensation expense compared to the same period last year which is primarily attributed to the July 2007 stock option grants.
Pre-opening expenses
Pre-opening expenses increased $1.6 million, or 54.9%, to $4.5 million for the three months ended November 3, 2007, compared to $2.9 million for the three months ended October 28, 2006. During the three months ended November 3, 2007, we opened 26 new stores and remodeled 7 stores as compared to 11 new store openings and 5 remodels during the three months ended October 28, 2006.
Interest expense
Interest expense increased by $0.3 million, or 26.8%, to $1.3 million for the three months ended November 3, 2007, compared to $1.0 million for the three months ended October 28, 2006. This increase is due to an increase in the average debt outstanding on our credit facility compared to the same period last year.
Income tax expense
Income tax expense of $2.5 million for the three months ended November 3, 2007 represents an effective tax rate of 36.9%, compared to $2.4 million of tax expense representing an effective tax rate of 39.9% for the three months ended October 28, 2006. The decrease in the rate compared to the prior year quarter reflects an adjustment to our State effective tax rate during the quarter.

Net income
Net income increased $0.6 million, or 16.3%, to $4.2 million for the three months ended November 3, 2007, compared to $3.6 million for the three months ended October 28, 2006. The increase resulted from an increase in gross profit of $17.4 million driven by a comparable store sales increase of 6.7%, the addition of new stores, and an increase in the gross margin rate of 2.1 percentage points. The increase in gross profit was partially offset by a 2.1 percentage point increase in selling, general and administrative expense as a percentage of net sales and a $1.6 million increase in pre-opening expense.
Comparison of nine months ended November 3, 2007 to nine months ended October 28, 2006
Net sales increased $114.7 million, or 23.5%, to $602.8 million for the nine months ended November 3, 2007, compared to $488.1 million for the nine months ended October 28, 2006. The increase is due to an additional 49 stores operating since third quarter 2006 and a 7.4% increase in comparable store sales. Non-comparable stores contributed $40.5 million of the net sales increase while comparable stores contributed $74.2 million of the total net sales increase. Our comparable store sales growth in 2007 was driven by growth in existing brands as well as new brands which were introduced in fiscal 2006 and resulted in increased customer traffic and growth in average transaction value.
Gross profit
Gross profit increased $35.7 million, or 23.7%, to $186.6 million for the nine months ended November 3, 2007, compared to $150.9 million for the nine months ended October 28, 2006. Gross profit as a percentage of net sales increased 0.1 percentage point to 31.0% for the nine months ended November 3, 2007, compared to 30.9% for the nine months ended October 28, 2006. Overall gross profit was flat when compared to the same period last year.
Gross profit as a percentage of net sales for the nine months ended November 3, 2007 was negatively impacted by a 0.5 percentage point decrease due to $2.8 million of additional costs incurred in connection with the start-up of our new warehouse management software, which went live in late January 2007, and a 0.3 percentage point decrease due to incremental accelerated depreciation related to our store remodel program. The store remodel program was adopted in the third quarter 2006. Accelerated depreciation for the nine months ended November 3, 2007 and October 28, 2006 was $3.3 million and $1.4 million, respectively.
Gross profit was favorably impacted by a 0.6 percentage point increase in vendor advertising allowances as compared to the same period last year. Advertising expense increased by approximately 0.3 percentage point compared to the same period last year — see Selling, general and administrative expenses below. Vendor allowances are primarily based on purchase volume. Vendor allowances are recognized in gross profit when the related product is sold.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $33.1 million, or 27.2%, to $154.8 million for the nine months ended November 3, 2007, compared to $121.7 million for the nine months ended October 28, 2006. As a percentage of net sales, selling, general and administrative expenses increased 0.8 percentage points to 25.7% for the nine months ended November 3, 2007, compared to 24.9% for the nine months ended October 28, 2006. The increase is partially due to a 0.4 percentage point increase in store operating expenses related to store supplies and merchandise product testers compared to the same period last year. We also incurred a 0.3 percentage point, or $1.7 million, increase in incremental advertising expense during the third quarter and a 0.2 percentage point, or $1.1 million, increase in share-based compensation expense compared to the same period last year. The increase in share-based compensation expense is primarily due to the July 2007 stock option grants.
Pre-opening expenses
Pre-opening expenses increased $3.8 million, or 70.1%, to $9.1 million for the nine months ended November 3, 2007, compared to $5.3 million for the nine months ended October 28, 2006. During the nine months ended November 3, 2007, we opened 41 new stores and remodeled 14 stores as compared to 22 new store openings and 7 remodels during the nine months ended October 28, 2006.
Interest expense
Interest expense increased by $1.0 million, or 39.3%, to $3.5 million for the nine months ended November 3, 2007, compared to $2.5 million for the nine months ended October 28, 2006. This increase is due to an increase in the average debt outstanding on our credit facility compared to the same period last year.

Income tax expense
Income tax expense of $7.6 million for the nine months ended November 3, 2007 represents an effective tax rate of 39.3%, compared to $8.4 million of tax expense representing an effective tax rate of 39.6% for the nine months ended October 28, 2006. The decrease in rate compared to the prior year period reflects an adjustment to our State effective tax rate during the third quarter.
Net income
Net income decreased $1.2 million, or 8.9%, to $11.7 million for the nine months ended November 3, 2007, compared to $12.9 million for the nine months ended October 28, 2006. The decrease represents the net effects of a $35.7 million increase in gross profit driven by a comparable store sales increase of 7.4%, net of increased expenses of $2.8 million of warehouse management software implementation costs and $1.9 million of planned accelerated depreciation for our store remodel program. The increase in gross profit was offset by a 0.8 percentage point increase in selling, general and administrative expense as a percentage of net sales and a $3.8 million increase in pre-opening expense.
Liquidity and capital resources
Our primary cash needs are for capital expenditures for new, relocated, and remodeled stores, increased merchandise inventories related to store expansion, planned expansion of our headquarters, a new second distribution facility, and for continued improvement in our information technology systems.
Our primary sources of liquidity are cash flows from operations, changes in working capital, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or within several days of the related sale, while we typically have up to 30 days to pay our vendors.
Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and have not yet collected the landlord allowances due us as part of our lease agreements. Based on past performance and current expectations, we believe that cash generated from operations and borrowings under the credit facility, with the accordion option exercised, will satisfy the company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.
Merchandise inventories were $219.5 million at November 3, 2007, an increase of $62.7 million compared to the prior year quarter end. Approximately $42.7 million of the increase resulted from the addition of 49 new stores opened since the end of the fiscal 2006 third quarter. In addition, approximately $15.0 million of the inventory increase relates to the 53rd week calendar shift. This calendar shift causes each quarter in fiscal 2007 to begin and end one week later than the comparable prior year quarter. As a result, the third quarter in fiscal 2007 ended one week closer to Christmas resulting in an additional $15.0 million of seasonal inventory, as measured on an average per store basis.
Accounts payable were $86.0 million at November 3, 2007, an increase of $25.7 million compared to the prior year quarter end. Accounts payable fluctuations follow the movements in merchandise inventories. Accounts payable as a percent of merchandise inventories was 39.2% at November 3, 2007, compared to 38.4% at October 28, 2006.
On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock to the public at a price of $18.00 per share resulting in aggregate gross proceeds from the sale of shares of common stock of $138.0 million. Selling stockholders sold approximately 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The aggregate net proceeds to us were $123.9 million after deducting $9.7 million in underwriting discounts and commissions and $4.4 million in offering expenses. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem the Company’s Series III preferred stock, and $26.1 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524,002 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.

Credit facility
Our credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150,000,000 and a $50,000,000 accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The interest rate on the outstanding balances under the facility as of November 3, 2007 and February 3, 2007 was 5.999% and 7.025%, respectively. We had approximately $52.7 million and $48.9 million of availability as of November 3, 2007 and February 3, 2007, respectively, excluding the accordion option. We also have an ongoing letter of credit that renews annually. The balance was $0.3 million as of November 3, 2007 and February 3, 2007.
As of November 3, 2007, we had classified $55.0 million of outstanding borrowings under the facility as long-term, as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year.
Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains and losses on disposal of property and equipment, and the effect of working capital changes.

	Nine months ended
	November 3,	October 28,
(Dollars in thousands)	2007	2006

Net income	$11,731	$12,881
Items not affecting cash:
Depreciation and amoritzation	28,597	20,159
Deferred income taxes	—	(2,694)
Non-cash stock compensation charges	1,635	684
Excess tax benefits from stock-based compensation	(1,542)	(2,818)
(Gain) loss on disposal of property and equipment	(11)	1,827
Changes in working capital items	(43,288)	(18,281)

Net cash (used in) provided by operations	$(2,878)	$11,758

Net cash used in operating activities was $2.9 million for the nine months ended November 3, 2007. The decrease in net cash from operating activities of $14.7 million is attributed to a decrease of $25.0 million in net working capital changes related to an additional 49 stores operating since third quarter 2006. The decrease in working capital changes is primarily due to a $42.8 million increase in merchandise inventories and a corresponding $17.1 million increase in accounts payable.
Investing activities
Investing activities consist primarily of capital expenditures for new and remodeled stores as well as investments in information technology systems.

	Nine months ended
	November 3,	October 28,
(Dollars in thousands)	2007	2006

Purchases of property and equipment, net	$(74,648)	$(38,246)
Receipt of related party notes receivable	4,467	—
Issuance of related party notes receivable	—	(2,414)

Net cash used in investing activities	$(70,181)	$(40,660)

Net cash used in investing activities was $70.2 million and $40.7 million for the nine months ended November 3, 2007 and October 28, 2006, respectively, primarily representing new store and information technology investments. All of the related party notes receivable were settled during the nine months ended November 3, 2007.
Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions.

	Nine months ended
	November 3,	October 28,
(Dollars in thousands)	2007	2006

Proceeds on long-term borrowings	$750,262	$551,928
Payments on long-term borrowings	(703,999)	(525,997)
Proceeds from common stock in initial public offering, public offering, net of issuance costs	123,921	—
Payment of accumulated dividends in arrears	(93,012)	—
Redemption of Series III preferred stock	(4,792)	—
Purchase of treasury stock	(1,949)	—
Excess tax benefits from stock-based compensation	1,542	2,818
Proceeds from issuance of common stock under stock plans	953	535

Net cash provided by financing activities	$72,926	$29,284

Net cash provided by financing activities was $72.9 million and $29.3 million for the nine months ended November 3, 2007 and October 28, 2006, respectively. The increase in net cash provided by financing activities of $43.6 million is primarily attributed to borrowings under our revolving credit facility to fund working capital needs. We used the net proceeds of $123.9 million obtained in an initial public offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock and $4.8 million to redeem our Series III preferred stock. In addition, the net increase of $20.4 million in long-term borrowings was attributable to the increase in merchandise inventories and new store construction.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. In April 2007, we finalized a lease for additional office space in Romeoville, Illinois. The lease expires in August 2018. The contractual cash obligations, excluding CAM, insurance, and real estate taxes, are approximately $15.6 million over the lease term. In June 2007, we finalized a lease for a second distribution facility located in Phoenix, Arizona. The lease expires in March 2019. The contractual cash obligations, excluding CAM, insurance, and real estate taxes, are approximately $18.4 million over the lease term.
No other material changes outside the ordinary course of business have occurred in our contractual obligations during the three and nine months ended November 3, 2007.

Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of November 3, 2007. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of November 3, 2007.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Prospectus filed with the Securities and Exchange Commission on October 25, 2007.
Share-based compensation
Effective January 29, 2006, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company was required to adopt the prospective method of accounting under SFAS No. 123(R). Under this transitional method, the Company is required to record compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date using the fair value provisions of SFAS No. 123(R).
Prior to January 29, 2006, the Company accounted for share-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25). Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value at the grant date.
The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with SAB No. 107, Share-Based Payment, to develop the expected life. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.
See Notes to Consolidated Financial Statements — share-based compensation for disclosure related to the Company’s stock compensation expense and related valuation model assumptions.
Recent accounting pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on February 4, 2007. The adoption of FIN 48 had no impact on the company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Currently, the Company is not able to estimate the impact SFAS No. 159 will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of November 3, 2007, February 3, 2007 and October 28, 2006 had a negative fair value of $474,000 included in accrued liabilities and a positive fair value of $32,000 and $8,000 included in other assets, respectively. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income in stockholders’ equity. Our weighted average debt for the nine months ended November 3, 2007 was $53.6 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense for the nine months ended November 3, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.
Based on management’s evaluation as of November 3, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control. There were no changes to our internal controls over financial reporting during the three months ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
We are involved in various legal proceedings that are incidental to the conduct of our business, including, but not limited to, employment discrimination claims. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
Item 1A. Risk Factors
In addition to the risk factors below, the risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” included in our Prospectus filed with the Securities and Exchange Commission on October 25, 2007. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider being significant based on information that is currently available. We wish to caution the reader that these risk factors could cause actual results to differ materially from those stated in any forward-looking statements.
We may be unable to compete effectively in our highly competitive markets.
The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, Internet businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the quality of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales will decrease.
We believe our success depends in substantial part on our ability to:
•	recognize and define product and beauty trends;

•	anticipate, gauge and react to changing consumer demands in a timely manner;

•	translate market trends into appropriate, saleable product and service offerings in our stores and salons in advance of our competitors;

•	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and

•	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.
If we are unable to anticipate and fulfill the merchandise needs of the regions in which we operate, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to retain our existing senior management team and continue to attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations.
Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Ms. Kirby, our President and Chief Executive Officer since December 1999, is of key importance to our business, including her relationships with our vendors and influence on our sales and marketing. If we lost Ms. Kirby’s services or if we were to lose the benefit of the experience, efforts and abilities of other key executive and buying personnel, it could have a material adverse effect on our business, financial condition and results of operations. We have entered into employment agreements with Ms. Kirby and Mr. Barkus, our Chief Operating Officer, expiring in February 2008 and February 2009, respectively. For more information on our management team and their employment agreements and severance agreements, see “Management” included in our Prospectus filed with the Securities and Exchange Commission on October 25, 2007. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates and to attract, motivate and retain additional qualified managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During 2006, we opened 31 new stores, and we are on track to open approximately 50 new stores in 2007. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States over the next 10 years. During fiscal 2006, the average investment required to open a typical new store was approximately $1.4 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.
The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.
We currently operate a single distribution facility (including an overflow facility), which houses the distribution operations for ULTA retail stores together with the order fulfillment operations of our Internet business. We have identified the need for a second distribution facility, which we expect will be operational in the first half of 2008, as well as the need to upgrade our existing information systems in order to support the addition of the second distribution facility. If we are unable to successfully implement the expansion of our distribution infrastructure and upgrade of our information systems, the efficient flow of our merchandise could be disrupted. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers may need to be added in the future. Our failure to expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition and results of operations.
Any significant interruption in the operations of our single distribution facility could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.
We currently distribute products to our stores from only one distribution facility, without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. This dependence on one distribution facility, combined with the fact that we are a retailer carrying approximately 21,000 beauty products that change on a regular basis in response to beauty trends, makes the success of our operations particularly vulnerable to disruptions in our distribution system. Any significant interruption in the operation of our distribution infrastructure, including an interruption caused by our failure to successfully open our second distribution facility in the first half of 2008 or events beyond our control, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores. Given our merchandising strategy and our dependence on only one distribution facility, this could result in lost sales and a loss of customer loyalty, which could have a material adverse effect on our business, financial condition and results of operations.
Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations.
We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our Internet business. In addition, we have identified the need to expand and upgrade our information systems to support recent and expected future growth, including the planned opening of our second distribution facility in the first half of 2008. As part of this planned expansion of our information systems, we expect to construct a new data center and modify our warehouse management system software to support our second distribution facility. Any interruption during the transition of our information systems to the new data center and the modification of our warehouse management system software could have a material adverse effect on our business, financial condition and results of operations. The failure of our information systems to perform as designed, including the failure of our warehouse management software system to operate as expected during the holiday season or to support our planned second distribution facility, could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process Internet orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Our Internet operations, while relatively small, are increasingly important to our business. We went live with a new version of our website in November of 2007. In addition to changing consumer preferences and buying trends relating to Internet usage, the re-launch of our website will occur before a peak holiday season and before we have had time to conduct full and extensive testing, which makes us particularly vulnerable to website downtime and other technical failures. The re-launch of our website is important to our marketing efforts because the new website will serve as a more effective extension of ULTA’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by better exposing potential new customers to the ULTA brand and product offerings. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.
A downturn in the economy may affect consumer purchases of discretionary items such as prestige beauty products and premium salon services, which could delay our growth strategy and have a material adverse effect on our business, financial condition, profitability and cash flows.
We appeal to a wide demographic consumer profile and offer a broad selection of prestige beauty products at higher price points than mass beauty products. We also offer a wide selection of premium salon services. A downturn in the economy could adversely impact consumer purchases of discretionary items such as prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of an economic downturn, consumer spending habits could be adversely affected and we could experience lower than expected net sales, which could force us to delay or slow our growth strategy and have a material adverse effect on our business, financial condition, profitability and cash flows.
Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment or receipt of some of our merchandise, which would result in lost sales and could increase our costs.
We directly source the majority of our gift-with-purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no longterm supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.
Recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs have increased, and these costs may continue to increase. We may be unable to pass these increased costs on to our customers, which will reduce our profitability. Additionally, recent increased demand for shipping capacity between the United States and Asia will further increase our costs for merchandise sourced from Asia, which could have a material adverse effect on our business, financial condition and results of operations.
A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition and results of operations.

As result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers or lifestyle centers, which also accommodate other well-known destination retailers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants, while lifestyle centers typically contain a variety of high-end destination retailers but no large anchor stores. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the lifestyle centers and power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center or lifestyle center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.
Diversion of exclusive salon products, or a decision by manufacturers of exclusive salon products to utilize other distribution channels, could negatively impact our revenue from the sale of such products, which could have a material adverse effect on our business, financial condition and results of operations.
The retail products that we sell in our salons are meant to be sold exclusively by professional salons and authorized professional retail outlets. However, incidents of product diversion occur, which involve the selling of salon exclusive haircare products to unauthorized channels such as drug stores, grocery stores or mass merchandisers. Diversion could result in adverse publicity that harms the commercial prospects of our products (if diverted products are old, tainted or damaged), as well as lower product revenues should consumers choose to purchase diverted product from these channels rather than purchasing from one of our salons. Additionally, the various product manufacturers could in the future decide to utilize other distribution channels for such products, therefore widening the availability of these products in other retail channels, which could negatively impact the revenue we earn from the sale of such products.
We rely on our good relationships with vendors to purchase prestige, mass and salon beauty products on reasonable terms. If these relationships were to be impaired, or if certain vendors were unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, our business and financial performance.
We have no long-term supply agreements or exclusive arrangements with vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our business depends to a significant extent on the willingness and ability of our vendors to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige vendors may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which has allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing vendors, or fail to continue acquiring and strengthening relationships with additional vendors of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.
During fiscal 2006, merchandise supplied to ULTA by our top ten vendors accounted for approximately 35% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business.
If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered trademarks on our name, “ULTA,” copyrights in our website content, rights to our domain name www.ulta.com and trade secrets and know-how with respect to our ULTA branded product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

If our manufacturers are unable to produce products manufactured uniquely for ULTA, including ULTA branded products and gift-with-purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition and results of operations.
We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for ULTA, including ULTA branded products and gift-with-purchase and other promotional products. Our third-party manufacturers of ULTA products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under the FDC Act may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The Food and Drug Administration, or FDA, does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs. These events could interrupt the marketing and sale of our ULTA products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition and results of operations.
We, as well as our vendors, are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition and results of operations.
In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our ULTA branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial conditions and results of operations:
•	Our rapidly expanding workforce, growing in pace with our number of stores, makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.

•	Our salon business is subject to state board regulations and state licensing requirements for our stylists and our salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.

•	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.
In addition, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our vendors’ products and our ULTA products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission, or FTC, and state attorneys general in the United States. If we, our vendors or the manufacturers of our ULTA products fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our ULTA products, resulting in significant loss of net sales. Our failure to comply with FTC or state regulations that cover our vendors’ products or our ULTA product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.
As we grow the number of our stores in new cities and states, we are subject to local building codes in an increasing number of local jurisdictions. Our failure to comply with local building codes, and the failure of our landlords to obtain certificates of occupancy in a timely manner, could cause delays in our new store openings, which could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation.

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior buildout of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation.
Our ULTA products and salon services may cause unexpected and undesirable side effects that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Unexpected and undesirable side effects caused by our ULTA products for which we have not provided sufficient label warnings, or salon services which may have been performed negligently, could result in the discontinuance of sales of our products or of certain salon services or prevent us from achieving or maintaining market acceptance of the affected products and services. Such side effects could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. These events could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition and results of operations.
Legal proceedings or third-party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing certain aspects of our business operations, which could have a material adverse effect on our business, financial condition and results of operations.
Our technologies, promotional products purchased from third-party vendors, or ULTA products or potential products in development may infringe rights under patents, patent applications, trademark, copyright or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing, or sales of the product that is the subject of the suit.
As a result of intellectual property infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened intellectual property infringement claims, we are unable to enter into licenses on acceptable terms. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. The inability to enter into licenses could harm our business significantly.
In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office, or USPTO, proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to promotional products purchased from third-party vendors or our ULTA branded products and technology. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Increases in the demand for, or the price of, raw materials used to build and remodel our stores could hurt our profitability.
The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could hurt our profitability.
Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.
Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In fiscal 2006, approximately 23% of our selling, general and administrative expenses were attributable to such costs. Recent changes in postal rates resulted in an average 14% increase in the cost of our catalog mailings and a 5% increase in the cost of mailing our newspaper inserts. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. The cost of paper fluctuates significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.
Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.
We have a $150 million secured revolving credit facility, or credit facility (expandable under an accordion option to a maximum of $200 million), with a term expiring May 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
We will need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed, which could have a material adverse effect on our business, financial condition and results of operations.
From time to time we will seek additional equity or debt financing to provide for capital expenditures and working capital consistent with our growth strategy. Based on our current growth strategy, we expect it to be necessary to exercise the $50 million accordion option of our credit facility during fiscal 2008. In addition, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our belief as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. If financing is not available on satisfactory terms or at all, we may be unable to execute our growth strategy as planned and our results of operations may suffer.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can periodically certify as to the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will be required to render an opinion on the effectiveness of our internal controls over financial reporting by the time our annual report for fiscal 2008 is due and thereafter, which will require us to further document and make additional changes to our internal controls over financial reporting. As a result, we have been required to improve our financial and managerial controls, reporting systems and procedures and have incurred and will continue to incur expenses to test our systems and to make such improvements. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.
The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.
The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:
•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak retail seasons such as the holiday season;

•	market conditions in our industry and the economy as a whole;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock or any failure to meet the estimates made by research analysts;

•	investors’ perceptions of our prospects and the prospects of the beauty products and salon services industries;

•	the performance of our key vendors;

•	announcements by us, our vendors or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	introductions of new products or new pricing policies by us or by our competitors;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common stock.
In addition, public announcements by our competitors and vendors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common stock to decline regardless of our actual operating performance.
Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our common stock.
Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:
•	changes in our merchandising strategy or mix;

•	performance of our new and remodeled stores;

•	the effectiveness of our inventory management;

•	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•	cannibalization of existing store sales by new store openings;

•	levels of pre-opening expenses associated with new stores;

•	timing and effectiveness of our marketing activities, such as catalogs and newspaper inserts;

•	seasonal fluctuations due to weather conditions;

•	actions by our existing or new competitors; and

•	general U.S. economic conditions and, in particular, the retail sales environment.
Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. In that event, the price of our common stock would likely decline. For more information on our quarterly results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A significant amount of our total outstanding shares are restricted from immediate resale, but may be sold into the market in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering, and the perception that these sales could occur may also depress the market price. The holders of a significant amount of our outstanding common stock are obligated, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period following the date of our Prospectus filed with the Securities and Exchange Commission on October 25, 2007. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.
Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.
Our current principal stockholders will continue to have significant influence over us after this offering, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
Our principal stockholders own, in the aggregate, approximately 55% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.
Anti-takeover provisions in our organizational documents, stockholder rights agreement and Delaware law may discourage or prevent a change in control, even if a sale of the company would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and by-laws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:
•	dividing our board of directors into three classes serving staggered three-year terms;

•	authorizing our board of directors to issue preferred stock and additional shares of our common stock without stockholder approval;

•	prohibiting stockholder actions by written consent;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.
As permitted by our amended and restated certificate of incorporation and by-laws, upon the consummation of this offering we will have a stockholder rights agreement, sometimes known as a “poison pill,” which provides for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock gives rights to holders of common stock other than the acquirer to buy additional shares of common stock at a discount, leading to the dilution of the acquirer’s stake.
We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our certificate of incorporation, by-laws and stockholder rights agreement and of Delaware law could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the period of August 5, 2007 to November 1, 2007 we issued 99,501 shares of common stock to employees for an aggregate amount of $0.2 million in connection with the exercise of stock options granted under our 2002 Equity Incentive Plan and Second Amended and Restated Restricted Stock Option Plan. These securities were issued pursuant to employee benefit plans, in transactions exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act. There were no underwriting discounts or commissions applicable to these transactions.
Use of Proceeds from Public Offering
The Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-144405) (the “Registration Statement”), effective on October 24, 2007. The underwriters were J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Thomas Weisel Partners LLC, Cowen and Company, LLC, and Piper Jaffray & Co. Our initial public offering closed on October 30, 2007. All 9,820,595 shares of common stock offered under the Registration Statement, which included 2,153,928 shares of common stock covered offered by selling stockholders, were sold at a price to the public of $18.00 per share. The aggregate gross proceeds from the sale of shares of common stock by us were $138.0 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The aggregate net proceeds to us was $123.9 million after deducting $9.7 million in underwriting discounts and commissions and $4.4 million in offering expenses.
We used the net proceeds from this offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem our Series III preferred stock, and $26.1 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. The use of proceeds does not represent a material change from the use of proceeds described in the final Prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933 with the Securities and Exchange Commission on October 25, 2007.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
In October 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of certain amendments to our Certificate of Incorporation, as well as an Amended and Restated Certificate of Incorporation, to, collectively, (A) eliminate the terms of our preferred stock outstanding (to be effective upon the closing of the initial public offering), (B) designate a new series of preferred stock in connection with a poison pill and (C) effect certain changes consistent with our becoming a public company; and (ii) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.
In accordance with the provisions of our Certificate of Incorporation then in effect and the Second Amended and Restated Reclassification and Sale of Shares Agreement, dated December 18, 2000 (which was then in effect but subsequently was terminated at the closing of the initial public offering), at least two-thirds of the shares then issued and outstanding of each individual class of voting stock (common stock and the following series of voting preferred stock: Series I, Series II, Series IV, Series V and Series V-1), as well as a majority of all shares of voting stock on an aggregate basis, voted in favor of these matters.
The following share totals do not reflect the 0.632-for-1 reverse stock split effected in connection with the initial public offering. Out of a total of 77,446,346 shares of common and preferred voting stock then issued and outstanding, at least 73,857,297 shares were voted in favor of these matters. Out of a total of 11,743,817 shares of common stock, at least 9,222,770 shares were voted in favor of these matters. Out of a total of 16,768,882 shares of Series I preferred stock, at least 16,265,494 shares were voted in favor of these matters. Out of a total of 7,420,130 shares of Series II preferred stock, at least 7,263,710 shares were voted in favor of these matters. Out of a total of 19,145,558 shares of Series IV preferred stock, at least 18,933,337 shares were voted in favor of these matters. Out of a total of 21,447,959 shares of Series V preferred stock, at least 21,251,986 shares were voted in favor of these matters. All 920,000 shares of Series V-1 preferred stock were voted in favor of these matters.

Item 5. Other Information
None
Item 6. Exhibits

Exhibit number	Description of document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 13, 2007 on its behalf by the undersigned, thereunto duly authorized.
ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Lynelle P. Kirby Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar Gregg R. Bodnar
Chief Financial Officer