Form 10-K
period 2008-02-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2008-04-16
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-33764
ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	36-3685240 (I.R.S. Employer Identification No.) 60440 (Zip code)
Registrant’s telephone number, including area code: (630) 410-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on April 10, 2008, as reported on the NASDAQ Global Select Market, was approximately $291.1 million. The registrant has elected to use April 10, 2008 as the calculation date because as of August 4, 2007 (the last business day of the registrant’s most recent second fiscal quarter), the registrant was a privately-held concern. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of April 10, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 10, 2008 was 56,995,738 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held during the current fiscal year. The Proxy Statement will be filed by the registrant with the SEC no later than 120 days after the close of the fiscal year covered by this Form 10-K.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, which may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, “Risk Factors,” of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Part I
Item 1. Business
Overview
Ulta Salon, Cosmetics & Fragrance, Inc. (referred to as the “Company,” “Ulta,” “we,” “us” and “our” unless specified otherwise) is the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining the product breadth, value and convenience of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our business include:
One-Stop Shopping. Our customers can satisfy all of their beauty needs at Ulta. We offer a unique combination of over 21,000 prestige and mass beauty products organized by category in bright, open, self-service displays to encourage our customers to play, touch, test, learn and explore. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores.
Our Value Proposition. We believe our focus on delivering a compelling value proposition to our customers across all of our product categories is fundamental to our customer loyalty. For example, we run frequent promotions and gift coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program.
An Off-Mall Location. We are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our displays, store design and open layout allow us the flexibility to respond to consumer trends and changes in our merchandising strategy.
In addition to the fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
Escape. We strive to offer our customers a timely escape from the stresses of daily life in a welcoming and approachable environment. Our customer can immerse herself in our extensive product selection, indulge herself in our hair or skin treatments, or discover new and exciting products in an interactive setting. We provide a shopping experience without the intimidating, commission-oriented and brand-dedicated sales approach that we believe is found in most department stores and with a level of service that we believe is typically unavailable in drug stores and mass merchandisers.
Education. We staff our stores with a team of well-trained beauty consultants and professionally licensed estheticians and stylists whose mission is to educate, inform and advise our customers regarding their beauty needs. We also provide product education through demonstrations, in-store videos and informational displays. Our focus on educating our customer reinforces our authority as her primary resource for beauty products and our credibility as a provider of consistent, high-quality salon services. Our beauty consultants are trained to service customers across all prestige lines and within our prestige “boutiques” where customers can receive a makeover or skin analysis.

Entertainment. The entertainment experience for our customer begins at home when she receives our catalogs. Our catalogs are designed to introduce our customers to our newest products and promotions and to be invitations to come to Ulta to play, touch, test, learn and explore. A significant percentage of our sales throughout the year is derived from new products, making every visit to Ulta an opportunity to discover something new and exciting. In addition to providing approximately 3,900 testers in categories such as fragrance, cosmetics, skincare, and salon styling tools, we further enhance the shopping experience and store atmosphere through live demonstrations from our licensed salon professionals and beauty consultants, and through customer makeovers and in-store videos.
Esthetics. We strive to create a visually pleasing and inviting store and salon environment that exemplifies and reinforces the quality of our products and services. Our stores are brightly lit, spacious and attractive on the inside and outside of the store. Our store and salon design features sleek, modern lines that reinforce our status as a fashion authority, together with wide aisles that make the store easy to navigate and pleasant lighting to create a luxurious and welcoming environment. This strategy enables us to provide an extensive product selection in a well-organized store and to offer a salon experience that is both fashionable and contemporary.
We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. When Lyn Kirby, our current President and Chief Executive Officer, joined us in December 1999, we embarked on a multi-year strategy to understand and embrace what women want in a beauty retailer and transform Ulta into the shopping experience that it is today. We conducted extensive research and surveys to analyze customer response and our effectiveness in areas such as in-store experience, merchandise selection, salon services and marketing strategies. Based on our research and customer surveys, we pioneered what we believe to be a unique retail approach that focuses on all aspects of how women prefer to shop for beauty products by combining the fundamental elements of a beauty superstore, including one-stop shopping, a compelling value proposition and convenient locations, together with an uplifting specialty retail experience through our emphasis on “The Four E’s”. While we are currently executing on the core elements of our business strategy, we plan to continually refine our approach in order to further enhance the shopping experience for our customers.
Our competitive strengths
We believe the following competitive strengths differentiate us from our competitors and are critical to our continuing success:
Differentiated merchandising strategy with broad appeal. We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our customers. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer all of these products in one retail format so that our customer can find everything she needs in one shopping trip. We appeal to a wide range of customers by offering over 500 brands, such as Bare Escentuals cosmetics, Chanel and Estée Lauder fragrances, L’Oréal haircare and cosmetics and Paul Mitchell haircare. We also have private label Ulta offerings in key categories. Because our offerings span a broad array of product categories in prestige, mass and salon, we appeal to a wide range of customers including women of all ages, demographics, and lifestyles.
Our unique customer experience. We combine the value and convenience of a beauty superstore with the distinctive environment and experience of a specialty retailer. The “Four E’s” provide the foundation for our operating strategy. We cater to the woman who loves to indulge in shopping for beauty products as well as the woman who is time constrained and comes to the store knowing exactly what she wants. Our distribution infrastructure consistently delivers a greater than 95% in-stock rate, so our customers know they will find the products they are looking for. Our well-trained beauty consultants are not commission-based or brand-dedicated and therefore can provide unbiased and customized advice tailored to our customers’ needs. Together with our customer service strategy, our store locations, layout and design help create our unique retail shopping experience, which we believe increases both the frequency and length of our customers’ visits.
Retail format poised to benefit from shifting channel dynamics. Over the past several years, the approximately $75 billion beauty products and salon services industry has experienced significant changes, including a shift in how manufacturers distribute and customers purchase beauty products. This has enabled the specialty retail channel in which we operate to grow at a greater rate than the industry overall since at least 2000. We are capitalizing on these trends by offering a primarily off-mall, service-oriented specialty retail concept with a comprehensive product mix across categories and price points.
Loyal and active customer base. We have approximately six million customer loyalty program members, the majority of whom have shopped at one of our stores within the past 12 months. We utilize this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We regularly distribute catalogs and newspaper inserts to entertain and educate our customers and, most importantly, to drive traffic to our stores.

Strong vendor relationships across product categories. We have strong, active relationships with over 300 vendors, including Estée Lauder, Bare Escentuals, Coty, L’Oréal and Procter & Gamble. We believe the scope and extent of these relationships, which span the three distinct beauty categories of prestige, mass and salon and have taken years to develop, create a significant impediment for other retailers to replicate our model. These relationships also frequently afford us the opportunity to work closely with our vendors to market both new and existing brands in a collaborative manner.
Experienced management team. We have an experienced senior management team with extensive beauty and retail experience that brings a creative merchandising approach and a disciplined operating philosophy to our business. Our senior management team is led by Lyn Kirby, our President and Chief Executive Officer and Gregg Bodnar, our Chief Financial Officer. Additionally, over the past three years, we have significantly expanded the depth of our management team at all levels and in all functional areas to support our growth strategy.
Growth strategy
We intend to expand our presence as a leading retailer of beauty products and salon services by:
Growing our store base to our long-term potential of over 1,000 stores. We believe our successful track record of opening new stores in diverse markets throughout the United States demonstrates the portability and growth potential of our retail concept.
•	Based on the broad demographic appeal of our retail concept, the significant size of the market in which we operate and our internal real estate planning model which we use to evaluate potential new store growth opportunities, we believe we have the potential to grow our store base to over 1,000 Ulta stores in the United States over the next 10 years. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to open stores both in markets in which we currently operate and in new markets.

•	Our plan to grow our store base to over 1,000 stores in the United States over the next 10 years requires us to expand our current distribution infrastructure, hire and train additional store associates, maintain strong vendor relationships and raise additional funds for capital and working capital needs for new stores and infrastructure expansion.

•	We recently began operating a second distribution facility in Phoenix, Arizona. We are receiving vendor product at the new facility and expect to begin shipping to our Phoenix, Arizona stores beginning in late April 2008. We also plan to expand our distribution infrastructure in the future as appropriate to service our future store growth. We currently have recruiting and training programs and related infrastructure in place to hire and train store associates for new stores and plan to expand these programs and the related infrastructure as appropriate to meet the requirements for our future growth plans. Our strong vendor relationships allow us to satisfy our ongoing product replenishment needs, while continuing to respond to beauty trends by changing out products on a regular basis, as we continue to grow our store base. In addition, on June 29, 2007, we amended our credit facility to provide $50 million in additional borrowings up to a limit of $150 million to support our growth plans. This amendment also includes a $50 million accordion option to provide additional borrowings up to a total of $200 million under the amended credit facility to fund our future growth plans. We intend to use cash flow from operations and borrowings under our amended credit facility (including future amendments) to support our growth plans.

•	We opened 53 stores in fiscal 2007. In addition, we developed and initiated a store remodel program in 2006 to update our older stores to provide a modern and consistent shopping experience across all of our locations. We remodeled 17 stores in fiscal 2007. We believe this program will improve the appeal of our stores, drive additional traffic and increase our sales and profitability.

	Fiscal Year
	2003	2004	2005	2006	2007
Total stores beginning of period	112	126	142	167	196
Stores opened	15	20	25	31	53
Stores closed	(1)	(4)	—	(2)	—

Total stores end of period	126	142	167	196	249

Stores remodeled	2	—	1	7	17

Total square footage	1,285,857	1,464,330	1,726,563	2,023,305	2,589,244
Average square footage per store	10,205	10,312	10,339	10,323	10,399
Increasing our sales and profitability by expanding our prestige brand offerings. Our strategy is to continue to expand our portfolio of products and brands, in particular to enhance our offering of prestige brands, both by capitalizing on the success of our existing vendor relationships and by identifying and developing new supply sources. We plan to continue to expand and attract additional prestige brands to our stores by increasing education for our beauty consultants, providing high levels of customer service, and tailoring the presentation and merchandising of these products in our stores to appeal to prestige vendors. For example, as of February 2, 2008, we have installed “boutique” areas of approximately 200 square feet in over 90 of our stores to showcase and build brand equity for key vendors and to provide our customers with a place to experiment and learn about these products. We intend to install this feature in most of our stores over time. Over the last three years, we have added several prestige brands including Estée Lauder fragrance, Frédéric Fekkai and Nick Chavez haircare, Smashbox and Stila cosmetics, Dermalogica skin care and T3 salon styling tools. We believe this strategy will result in a continued increase in our number of transactions and our average transaction value.
Improving our profitability by leveraging our fixed costs. We plan to continue to improve our operating results by leveraging our existing infrastructure and continually optimizing our operations. We will continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale (POS) functions. We believe we will continue to improve our profitability by reducing our operating expenses, in particular general corporate overhead and fixed costs, as a percentage of sales.
Continuing to enhance our brand awareness to generate sales growth. We believe a key component of our success is the brand exposure we get from our marketing initiatives. Our direct mail advertising programs are designed to drive additional traffic to our stores by highlighting current promotional events and new product offerings. Our national magazine print advertising campaign exposes potential new customers to our retail concept by conveying an attractive and sophisticated brand message. We believe we have an opportunity to increase our in-store marketing efforts as an additional means of educating our customers and increasing the frequency of their visits to our stores.
Driving increased customer traffic to our salons. We are committed to establishing Ulta as a leading salon authority. We seek to increase salon traffic and grow salon revenues by providing high quality and consistent services from our licensed stylists, who are knowledgeable about the newest hair fashion trends. Our objective is to create customer loyalty, increase conversion of our retail customers to our salon services, encourage referrals and distinguish our salons from those of our competitors. Our stylists are trained to sell haircare products to their customers by demonstrating the products while styling their customers’ hair. Additionally, we have refined our recruiting methods, hiring procedures and training programs to enhance stylist retention, which is an important factor in salon productivity.
Expanding our e-commerce business. We launched a new version of our Ulta.com website and e-commerce platform in November 2007 to enhance the overall Ulta experience with greater functionality, ease-of-use and integration with our customer loyalty program. We also intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with information on key trends and products, including editorial content, expanded assortments, and leading website features and functionality . Through the re-launch of our website and our multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Our market
We operate within the large and steadily growing U.S. beauty products and salon services industry. This market represents approximately $75 billion in retail sales, according to Kline & Company and IBISWorld Inc. The approximately $35 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $40 billion salon services industry consists of hair, face and nail services.
Distribution for beauty products is varied. Prestige products are typically purchased in department or specialty stores, while mass products and staple items are generally purchased at drug stores, food retail stores and mass merchandisers. In addition, salon haircare products are sold in salons and authorized professional retail outlets.
Competition
Our major competitors for prestige and mass products include traditional department stores such as Macy’s and Nordstrom, specialty stores such as Sephora and Bath & Body Works, drug stores such as CVS/pharmacy and Walgreens and mass merchandisers such as Target and Wal-Mart. We believe the principal bases upon which we compete are the quality of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services.
The market for salon services and products is highly fragmented. Our competitors for salon services and products include Regis Corp., Sally Beauty, JCPenney salons and independent salons.
Key trends
We believe an important shift is occurring in the distribution of beauty products. Department stores, which have traditionally been the primary distribution channel for prestige beauty products, have been meaningfully affected by changing consumer preferences and industry consolidation over the past decade. We believe women, particularly younger generations, tend to find department stores intimidating, high-pressured and hinder a multi-brand shopping experience and, as such, are choosing to shop elsewhere for their beauty care needs. According to NPD, 55% of women aged 18 to 24 shop in specialty stores, compared to 40% of women aged 18 to 64. Over the past ten years, department stores have lost significant market share to specialty stores in apparel, and we believe the beauty category is undergoing a similar shift in retail channels. We believe women are seeking a shopping experience that provides something different, a place to experiment, learn about various products, find what they want and indulge themselves. A recent NPD study found that nine out of ten women who shop at specialty retailers for beauty products do so because they can touch, feel and smell the products.
As a result of this market transformation, there has been an increase in the number of prestige beauty brands pursuing new distribution channels for their products, such as specialty retail, spas and salons, direct response television (i.e., home shopping and infomercials) and the Internet. In addition, many smaller prestige brands are selling their products through these channels due to the high fixed costs associated with operating in most department stores and to capitalize on consumers’ growing propensity to shop in these channels. According to industry sources, color cosmetics sales through these channels are projected to grow at a higher rate than sales of color cosmetics in total. We believe that, based on our recent success in attracting new prestige brands, we are well-positioned to continue to capture additional prestige brands as they expand into specialty stores. Also, there are a growing number of brands that have built significant consumer awareness and sales by initially offering their products on direct response television. We benefit from offering brands that sell their products through this channel, as we experience increased store traffic and sales after these brands appear on television.
Historically, manufacturers have distributed their products through distinct channels—department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We believe women are increasingly shopping across retail channels as well as purchasing a combination of prestige and mass beauty products. We attribute this trend to a number of factors, including the growing availability of prestige brands outside of department stores and increased innovation in mass products. Based on the competitive environment in which we operate, we believe that we have been at the forefront of breaking down the industry’s historical distribution paradigm by combining a wide range of beauty products, categories and price points under one roof. Our strategy reflects a more customer-centric model of how women prefer to shop today for their beauty needs.
Major growth drivers for the industry include favorable consumer spending trends, product innovation and growth of certain population segments.

•	Baby Boomers (born between 1946 and 1964): Baby Boomers have large disposable incomes and are increasing their spending on personal care as well as health and wellness. The aging of the Baby Boomer generation is also influencing product innovation and demand for anti-aging products and cosmetic procedures.

•	Generation X (born between 1965 and 1976): Generation X is entering their peak earning years and represents a significant contributor to overall consumer spending, including beauty products. A recent survey by American Express showed that Generation X spends 60% more on beauty products than Baby Boomers. In addition, while prior generations grew up shopping in department stores and general merchandisers, Generation X has grown up shopping in specialty stores and we believe seeks a retail environment that combines a compelling experience, functionality, variety and location.

•	Generation Y (born between 1977 and 1994): According to U.S. Census Bureau data, the 20 to 34 year-old age group is expected to grow by approximately 10% from 2003 to 2015. As Generation Y continues to enter the workforce, they will have increased disposable income to spend on beauty products.
We believe we are well positioned to capitalize on these trends and capture additional market share in the industry. We believe we have demonstrated an ability to provide a differentiated store experience for customers as well as offer a breadth and depth of merchandise previously unavailable from more traditional beauty retailers.
Stores
We are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 53 stores in fiscal 2007 and 31 stores in fiscal 2006. During fiscal 2007, the average investment required to open a new Ulta store was approximately $1.5 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of February 2, 2008, we operated 249 stores in 31 states.
Store remodel program
Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. In recent years, our strategic focus has been on refining our new store model, improving our real estate selection process and executing on our new store opening program. As a result, we decided to limit the investments made in our existing store base from fiscal 2000 to fiscal 2005. In fiscal 2006, we developed and initiated a store remodel program to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 17 stores in fiscal 2007 and 7 stores in fiscal 2006. We believe this program will improve the appeal of our stores, drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. The average investment to remodel a store in fiscal 2007 was approximately $1.0 million. Each remodel takes approximately 13 weeks to complete, during which time we typically keep the store open.
Salon
We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, esthetics room, semi-private shampoo and hair color processing areas. Each salon is a full-service salon offering hair cuts, hair coloring, permanent texture, with most salons also providing facials and waxing. We employ licensed professional stylists and estheticians that offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens, and at-home care recommendations.
Ulta.com
We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. We launched a new version of our Ulta.com website and e-commerce platform in November 2007. The new Ulta.com more effectively supports the key elements of the Ulta brand proposition and provides access to more than 9,000 beauty products from over 400 brands. We also intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with information on key trends and products, including editorial content, expanded assortments, and leading website features and functionality. Additionally, Ulta.com serves as an extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand and product offerings. This role for Ulta.com is being implemented through online marketing strategies including banner advertising, search marketing, and use of other online marketing channels. Ulta.com’s email marketing programs are also effective in communicating with and driving sales from online and retail store customers. As Ulta.com continues to grow in terms of functionality and content, it will become an important element in Ulta’s customer loyalty programs and a valued resource for customers to access product and store information, beauty trends and techniques, and buy from a large assortment of product offerings.
Merchandising
Strategy
We focus on offering one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. A typical Ulta store carries over 19,000 basic and over 2,000 promotional products. We present these products in an assisted self-service environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends and new product launches to keep Ulta’s product assortment fresh and relevant to our customers. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, offers a unique shopping experience for our customers. The products we sell can also be found in department stores, specialty stores, salons, mass merchandisers and drug stores, but we offer all of these products in one retail format so that our customer can find everything she needs in one stop. We believe we offer a compelling value proposition to our customers across all of our product categories. For example, we run frequent promotions and gift coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program.
We believe our private label products are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products at a good value to continue to strengthen our customers’ perception of Ulta as a contemporary beauty destination. Ulta manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. Current Ulta cosmetics and bath brands have a strong following and we have plans to expand our private label products into additional categories.
Category mix
We offer products in the following categories:
•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products, and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance for both men and women;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products; and

•	Other, including candles, home fragrance products, exercise accessories, educational DVDs and other miscellaneous health and beauty products.
Organization
Our merchandising team reports directly to our Chief Executive Officer and consists of a Vice President of Prestige Cosmetics and Prestige Skincare, Vice President of Mass Cosmetics, Skincare and Haircare, Vice President of Salon Products, Styling Tools and Merchandise Replenishment, and a Divisional Merchandise Manager Fragrance, Bath and Gift with Purchase. Reporting to the Vice Presidents and Divisional Merchandise Manager Fragrance is a team of approximately 21 Divisional Merchandise Managers, Senior Buyers, Buyers and Assistant/Associate Buyers. Our merchandising team works directly with our centralized planning and replenishment group to ensure a consistent delivery of products across our store base.
Our planogram department assists the merchants to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions once or twice a year and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on every advertising event regarding strategic placement of promotional merchandise, along with functional signage and creative product presentation standards, in all of our stores. All stores receive a centrally produced promotional planner for each event to ensure consistent implementation.
Planning and allocation
We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our planning and replenishment group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our planning and replenishment group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with POS data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales histories from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitors the levels of clearance and aged inventory in our stores on a weekly basis. In addition, we have structured our accounting policies to ensure appropriate clearance and movement of aged inventory.
Vendor relationships
We work with over 300 vendors. Each merchandising vice president has over 15 years of experience developing relationships in the industry with which he or she works. We have no long-term supply agreements or exclusive arrangements with our vendors. Our top ten vendors represent approximately 45% of our total annual sales. These include vendors across all product categories, such as Bare Escentuals, Farouk Systems, Helen of Troy, L’Oréal and Procter & Gamble, among others. We have “top-to-top” meetings with each of these vendors at least once a year, which in most instances includes our Chief Executive Officer and the vendor’s senior management team. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.
Marketing and advertising
Marketing strategy
We employ a multi-faceted marketing strategy to increase brand awareness and drive traffic to our stores. Our marketing strategy complements a basic tenet of our business strategy, which is to provide our customers with a satisfying and uplifting experience. We communicate this vision through a multi-media approach. Our primary media expenditure is in direct mail catalogs and free-standing newspaper inserts. These vehicles allow the customer to see the breadth of our selection of prestige, mass and salon beauty products.
In order to reach new customers and to establish Ulta as a national brand, we advertise in national magazines such as InStyle, Allure, Lucky, Elle and Vanity Fair. These advertising channels have proven successful in raising our brand awareness on a national level and driving additional sales from both existing and new customers. In conjunction with our national brand advertising, we have initiated a public relations strategy that focuses on reaching top tier magazine editors to ensure consistent messaging in beauty magazines as well as direct-to-customer efforts through multi-media channels.
Our e-commerce advertising strategy complements our print media strategy. We send out email distributions to our key customers, and we integrate promotional messaging in banner advertising during certain times of the year.
Customer loyalty programs — The Club at Ulta
The strategy of our customer loyalty program, which we initiated in 1996, is to engage, motivate and reward existing Ulta customers while increasing our customer count and sales. We have approximately six million customer loyalty program members, the majority of whom have shopped at one of our stores within the past 12 months. Customers sign up to become members in-store and receive free gifts four times a year, with the value of such gifts based on customers’ spending levels. We also send reward certificates to members in our catalogs.
Staffing and operations
Retail
Our current Ulta store format is typically staffed with a general manager, a salon manager, four assistant managers, and approximately twenty full and part-time associates; including approximately six to eight beauty consultants and eight to fifteen licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities and salon management, which include inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and on sales, shrink, payroll, or a combination of these three factors. Each general manager reports to a district manager, who in turn reports to the Vice President of Operations East, the Vice President of Operations West or the Senior Vice President of Operations. The Senior Vice President of Operations reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, a field loss prevention team, market trainers, and management trainers.
Ulta stores are open seven days a week, 11 hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.
Salon
A typical salon is staffed with eight to fifteen licensed salon professionals, including one salon manager, eight to twelve stylists, and one to two estheticians. Our higher producing salons may also have a salon coordinator and assistant manager. Our training teams, vendor education classes and leadership conferences create a comprehensive educational program for our approximately 2,200 salon professionals.
Training and development
Our success is dependent in part on our ability to attract, train, retain and motivate qualified employees at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for our associates. Our associates and regional managers are essential to our store expansion strategy. We primarily use existing managers or promote from within to support our new stores, although many outlying stores have all-new teams.
All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s vision and mission. Training for new store managers, beauty consultants and sales associates familiarizes them with opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We also have ongoing development programs that include operational training for hourly associates, beauty consultants, management and stylists. We provide continuing education to both salon professionals and retail associates throughout their careers at Ulta to enable them to deliver the “Four E’s” to our customers. In contrast to the sales teams at traditional department stores, our sales teams are not commissioned or brand-dedicated. Our beauty consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive a makeover or skin analysis.
Distribution
We operate two distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. We recently began operating a second distribution facility in Phoenix, Arizona that is approximately 330,000 square feet in size. We are currently receiving vendor product at the new facility and expect to begin shipping to our Phoenix, Arizona stores beginning in late April 2008.
Inventory is shipped from our suppliers to our distribution facilities. We carry over 21,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is needed. Our distribution facilities use a warehouse management software system, which was upgraded in early 2007. Products are bar-coded and scanned using handheld radio-frequency devices as they move within the warehouse to ensure accuracy. Product is delivered to stores using contract carriers. One vendor currently provides store-ready orders that can be quickly forwarded to our stores. We use advance ship notices (ASNs), and carton barcode labels to facilitate these shipments.
Information technology
We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, electronic commerce, finance, accounting and human resources. Our core business systems consist mostly of a purchased software program that integrates with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution infrastructure and provides communications for credit card and daily polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people and processes. We update the technology supporting our stores, distribution infrastructure and corporate headquarters on a continual basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.
Intellectual property
We have registered a number of trademarks in the United States including, Ulta Salon Cosmetics Fragrance (and design), Ulta.com, Ulta Beauty and two related designs, and several brands and service marks. The renewal dates for these marks are January 22, 2012, October 8, 2012, July 10, 2017 and October 16, 2017, respectively. All marks that are deemed material to our business have been protected in the United States, Canada and select foreign countries.
We believe our trademarks, especially those related to the Ulta concept, have significant value and are important to building brand recognition.
Government regulation
In our U.S. markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. Our Ulta branded products are subject to regulation by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and State Attorneys General in the United States. Such regulations principally relate to the safety of our ingredients, proper labeling, advertising, packaging and marketing of our products.
Products classified as cosmetics (as defined in the Food, Drug and Cosmetic (FDC) Act) are not subject to pre-market approval by the FDA, but the products and the ingredients must be tested to ensure safety. The FDA also utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. Certain ingredients commonly used in cosmetics products such as sunscreens and acne treatment ingredients are classified as over-the-counter drugs which have specific label requirements and allowable claims. The labeling of cosmetic products is subject to the requirements of the FDC Act, the Fair Packaging and Labeling Act and other FDA regulations.
The government regulations that most impact our day-to-day operations are the labor and employment and taxation laws to which most retailers are typically subject. We are also subject to typical zoning and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our salon business is subject to state board regulations and state licensing requirements for our stylists and our salon procedures.
In our store leases, we require our landlords to obtain all necessary zoning approvals and permits for the site to be used as a retail site and we also ask them to obtain any zoning approvals and permits for our specific use (but at times the responsibility of obtaining zoning approvals and permits for our specific use falls to us). We require our landlords to deliver a certificate of occupancy for any work they perform on our buildings or the shopping centers in which our stores are located. We are responsible for delivering a certificate of occupancy for any remodeling or build-outs that we perform and are responsible for complying with all applicable laws in connection with such construction projects or build-outs.
Associates
As of February 2, 2008, we employed approximately 4,000 people on a full-time basis and approximately 3,900 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.
Available Information
Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ulta.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors
Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the following risks and all of the other information contained in this Form 10-K before making an investment decision. If any of the following risks occur, our business, financial condition, results of operations or future growth could suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect our company.
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
If we fail to retain our existing senior management team or to attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations.
Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Ms. Kirby, our President and Chief Executive Officer since December 1999, is of key importance to our business, including her relationships with our vendors and influence on our sales and marketing. If we lost Ms. Kirby’s services or if we were to lose the benefit of the experience, efforts and abilities of other key executive and buying personnel, it could have a material adverse effect on our business, financial condition and results of operations. Ms. Kirby has agreed to remain employed with us through March 2011. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates and to attract, motivate and retain additional qualified managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2007, we opened 53 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States over the next 10 years. During fiscal 2007, the average investment required to open a typical new store was approximately $1.5 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.
The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.
We have historically operated a single distribution facility, which houses the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. We recently began operating a second distribution facility in Phoenix, Arizona. We are receiving vendor product at the new facility and expect to begin shipping to our Phoenix, Arizona stores beginning in late April 2008. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers may need to be added in the future. Our failure to expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition and results of operations.
Any significant interruption in the operations of our two distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.
We have historically operated from a single distribution facility and recently began operating a second distribution facility. We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying approximately 21,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our distribution infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition and results of operations.
Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations.
We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. As part of this planned expansion of our information systems, we expect to construct a new data center and modify our warehouse management system software to support our second distribution facility. Any interruption during the transition of our information systems to the new data center and the modification of our warehouse management system software could have a material adverse effect on our business, financial condition and results of operations. The failure of our information systems to perform as designed, including the failure of our warehouse management software system to operate as expected during the holiday season or to support our second distribution facility, could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Our e-commerce operations, while relatively small, are increasingly important to our business. We launched a new version of our Ulta.com website and e-commerce platform in November 2007. The re-launch of our Ulta.com website and e-commerce platform is important to our marketing efforts because the new Ulta.com website serves as a more effective extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by better exposing potential new customers to the Ulta brand, product offerings, and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

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
We directly source the majority of our gift-with-purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.
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
As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers or lifestyle centers, which also accommodate other well-known destination retailers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants, while lifestyle centers typically contain a variety of high-end destination retailers but no large anchor stores. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the lifestyle centers and power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center or lifestyle center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.
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
During fiscal 2007, merchandise supplied to Ulta by our top ten vendors accounted for approximately 45% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business.
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
We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta, including Ulta branded products and gift-with-purchase and other promotional products. Our third-party manufacturers of Ulta products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under the FDC Act may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs. These events could interrupt the marketing and sale of our Ulta products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our vendors’ products and our Ulta products are subject to extensive regulation by various federal agencies, including the FDA, the FTC and state attorneys general in the United States. If we, our vendors or the manufacturers of our Ulta products fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta products, resulting in significant loss of net sales. Our failure to comply with FTC or state regulations that cover our vendors’ products or our Ulta product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.
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
In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to promotional products purchased from third-party vendors or our Ulta branded products and technology. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time we will seek additional equity or debt financing to provide for capital expenditures and working capital consistent with our growth strategy. Based on our current growth strategy, we expect it will be necessary to exercise the $50 million accordion option of our credit facility during fiscal 2008. In addition, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our belief as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. If financing is not available on satisfactory terms or at all, we may be unable to execute our growth strategy as planned and our results of operations may suffer.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can periodically certify as to the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will be required to render an opinion on the effectiveness of our internal controls over financial reporting by the time our annual report for fiscal 2008 is due and thereafter, which will require us to further document and make additional changes to our internal controls over financial reporting. As a result, we have been required to improve our financial and managerial controls, reporting systems and procedures and have incurred and will continue to incur expenses to test our systems and to make such improvements. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.
We are currently subject to a consolidated securities class action lawsuit, the outcome of which is uncertain.
We and certain of our current and former executive officers are defendants in a consolidated securities class action lawsuit in federal court. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings. This putative class action remains in its preliminary stages and it is not yet possible to determine the ultimate outcome. The plaintiffs in the class action lawsuit seek substantial damages. The legal and other costs associated with the defense of this action, the amount of time required to be spent by management and the board of directors on this matter and the ultimate outcome of the litigation could have a material adverse effect on our business, financial condition and results of operations.
The market price for our common stock may be volatile, and an investor may not be able to sell our stock at a favorable price or at all.
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
In addition, public announcements by our competitors, other retailers and vendors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common stock to decline regardless of our actual operating performance.
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
Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. In that event, the price of our common stock would likely decline. For more information on our quarterly results of operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
A significant amount of our total outstanding shares have been restricted from immediate resale, but may be sold into the market in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market and the perception that these sales could occur may also depress the market price. The holders of a significant amount of our outstanding common stock are obligated, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period following the date of our Prospectus filed with the Securities and Exchange Commission on October 25, 2007. After the expiration of the lock-up period (on or about April 21, 2008), a significant amount these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.
Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for stockholders to sell shares of our common stock.
Our current principal stockholders have significant influence over us and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
Our principal stockholders own, in the aggregate, approximately 50% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.
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
Our amended and restated certificate of incorporation and by-laws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:
•	dividing our board of directors into three classes serving staggered three-year terms;

•	authorizing our board of directors to issue preferred stock and additional shares of our common stock without stockholder approval;

•	prohibiting stockholder actions by written consent;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with a two-thirds majority stockholder approval; and

•	requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.
As permitted by our amended and restated certificate of incorporation and by-laws, we have a stockholder rights agreement, sometimes known as a “poison pill,” which provides for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock gives rights to holders of common stock other than the acquirer to buy additional shares of common stock at a discount, leading to the dilution of the acquirer’s stake.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and have a fixed term with options for two or three extension periods of five years each, exercisable at our option. As of February 2, 2008, we operated 249 retail stores in 31 states, as shown in the table below:

Number
State	of stores
Alabama	1
Arizona	21
California	27
Colorado	9
Delaware	1
Florida	14
Georgia	15
Illinois	30
Indiana	4
Iowa	2
Kansas	1
Kentucky	2
Maryland	4
Massachusetts	2
Michigan	5
Minnesota	6
Nebraska	1
Nevada	5
New Jersey	9
New York	8
North Carolina	9
Ohio	3
Oklahoma	5
Oregon	3
Pennsylvania	13
South Carolina	3
Tennessee	2
Texas	31
Virginia	7
Washington	4
Wisconsin	2

Total	249
As of February 2, 2008, we operated one distribution facility located in Romeoville, Illinois. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2010 and has two renewal options with terms of five years each. We recently began operating a second distribution facility located in Phoenix, Arizona. The Phoenix warehouse contains approximately 330,000 square feet. We are currently receiving vendor product at the new facility and expect to begin shipping to our Phoenix, Arizona stores beginning in late April 2008.
Our corporate offices are located in two separate locations. In February 2008, we relocated our principal executive office from Romeoville, Illinois to Bolingbrook, Illinois. Our secondary corporate office continues to be located in Romeoville, Illinois on the site of the Romeoville warehouse. The lease for the Bolingbrook office expires on August 31, 2018 and the lease for the Romeoville office expires on April 30, 2010. We have secured additional office space in Bolingbrook, Illinois for corporate use to accommodate future human resource requirements over the next several years.

Item 3.	Legal Proceedings
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs have until May 19, 2008 to file an amended consolidated class action complaint.
Although we believe that we have meritorious defenses to the claims made in the consolidated class action and intend to contest the lawsuit vigorously, an adverse resolution may have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

General litigation — We are also involved in various legal proceedings that are incidental to the conduct of our business, including, but not limited to, employment related claims. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.	Submission of Matters to a Vote of Security Holders
None.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market since October 25, 2007:

Fiscal Year 2007	High	Low
Third quarter	$35.63	$28.89
Fourth quarter	$32.25	$11.78
Holders of the Registrant’s Common Stock
The last reported sale price of our common stock on the NASDAQ Global Select Market on April 10, 2008 was $14.91 per share. As of April 10, 2008, we had 312 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. We evaluate our dividend policy on a periodic basis. Any dividend we might declare in the future would be subject to the applicable provisions of our credit agreement, which currently restricts our ability to pay cash dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Sales of Unregistered Securities
During the period from August 5, 2007 to November 1, 2007 we issued 99,501 shares of common stock to employees for an aggregate amount of $0.2 million in connection with the exercise of stock options granted under our 2002 Equity Incentive Plan and Second Amended and Restate Restricted Stock Option Plan. These securities were issued pursuant to employee benefit plans, in transactions exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act. There were no underwriting discounts or commissions applicable to these transactions.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of February 2, 2008.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	4,643,634	$7.35	4,528,920
Equity compensation plans not approved by security holders	—	—	—

Total	4,643,634	$7.35	4,528,920

During March 2008, the Compensation Committee of the board of directors approved additional option grants of 1,080,560.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s initial public offering on October 25, 2007 through the end of Ulta’s fiscal year ended February 2, 2008. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS, and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
(In thousands, except per share	February 2,	February 3,	January 28,	January 29,	January 31,
and per square foot data)	2008	2007	2006	2005	2004

Consolidated income statement:
Net sales(2)	$912,141	$755,113	$579,075	$491,152	$423,863
Cost of sales	628,495	519,929	404,794	346,585	312,203

Gross profit	283,646	235,184	174,281	144,567	111,660
Selling, general and administrative expenses	225,167	188,000	140,145	121,999	98,446
Pre-opening expenses	11,758	7,096	4,712	4,072	2,318

Operating income	46,721	40,088	29,424	18,496	10,896
Interest expense	4,542	3,314	2,951	2,835	2,789

Income before income taxes	42,179	36,774	26,473	15,661	8,107
Income tax expense	16,844	14,231	10,504	6,201	3,023

Net income	$25,335	$22,543	$15,969	$9,460	$5,084

Net income per common share:
Basic	$0.69	$1.38	$0.74	$(0.70)	$(2.36)
Diluted	$0.48	$0.45	$0.33	$(0.70)	$(2.36)
Weighted average common shares outstanding:
Basic	20,383	5,771	4,094	3,181	2,331
Diluted	53,293	49,921	48,196	3,181	2,331

Other operating data:
Comparable store sales increase(3)	6.4%	14.5%	8.3%	8.0%	6.2%
Number of stores end of year	249	196	167	142	126
Total square footage end of year	2,589,244	2,023,305	1,726,563	1,464,330	1,285,857
Total square footage per store(4)	10,399	10,323	10,339	10,312	10,205
Average total square footage(5)	2,283,935	1,857,885	1,582,935	1,374,005	1,216,777
Net sales per average total square foot(6)	$399	$398	$366	$357	$348
Capital expenditures	101,866	62,331	41,607	34,807	30,354
Depreciation and amortization	39,503	29,736	22,285	18,304	15,411

Consolidated balance sheet data:
Cash and cash equivalents	$3,789	$3,645	$2,839	$3,004	$3,178
Working capital	117,039	88,105	76,473	69,955	60,751
Property and equipment, net	236,389	162,080	133,003	114,912	99,577
Total assets	469,413	338,597	282,615	253,425	206,420
Total debt(7)	74,770	55,529	50,173	47,008	42,906
Total stockholders’ equity	211,503	148,760	123,015	105,308	92,778

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales.

(3)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(6)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. Fiscal 2006 net sales per average total square foot were adjusted to exclude the net sales effect of the 53rd week.

(7)	Total debt includes approximately $4.8 million related to the Series III preferred stock, which is presented between the liabilities section and the equity section of our consolidated balance sheet for all years prior to February 2, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in this Form 10-K.
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, which may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, “Risk Factors,” of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through separate distribution channels. In 1999 we embarked on a multi-year strategy to understand and embrace what women want in a beauty retailer and transform Ulta into the shopping experience that it is today. We pioneered what we believe to be our unique combination of beauty superstore and specialty store attributes. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of February 2, 2008, we operated 249 stores across 31 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our growth strategy, including growing our store base, expanding our prestige brand offerings, driving incremental salon traffic, expanding our online business and continuing to enhance our brand awareness. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our future comparable store sales increases to reflect the levels experienced in prior periods. This is due in part to the difficulty in improving on such significant increases in subsequent periods.
The Company adopted a structured stock option compensation program in July 2007. The award of stock options under this program will result in increased stock-based compensation expense in future periods as compared to the expense reflected in our historical financial statements.
Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales and by opening new stores. Gross profit as a percentage of net sales is expected to be relatively consistent with historical rates given our planned distribution infrastructure investments and the impact of the rate of new store growth. We plan to continue to improve our operating results by leveraging our fixed costs and decreasing our selling, general and administrative expenses, as a percentage of our net sales.
On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock resulting in net proceeds of $123.6 million after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem our Series III preferred stock, and $25.8 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, we converted preferred shares into 41,524,002 common shares and restated the par value of our common stock to $0.01 per share.
Basis of presentation
Net sales include store and e-commerce merchandise sales as well as salon service revenue. Salon service revenue represents less than 10% of our combined product sales and services revenues and therefore, these revenues are combined with product sales. We recognize merchandise revenue at the point of sale (POS) in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.
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

Our cost of sales may be negatively impacted as we open an increasing number of stores. We also expect that cost of sales as a percentage of net sales will be negatively impacted in the next several years as a result of accelerated depreciation related to our store remodel program. The program was adopted in third quarter fiscal 2006. We have accelerated depreciation expense on assets to be disposed of during the remodel process such that those assets will be fully depreciated at the time of the planned remodel. Changes in our merchandise mix may also have an impact on cost of sales.
This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.
Selling, general and administrative expenses include:
•	payroll, bonus and benefit costs for retail and corporate employees;

•	advertising and marketing costs;

•	occupancy costs related to our corporate office facilities;

•	public company expense including Sarbanes-Oxley compliance expenses;

•	stock-based compensation expense related to option grants which will result in increases in expense as we implemented a structured stock option compensation program in 2007;

•	depreciation and amortization for all assets except those related to our retail and warehouse operations, which is included in cost of sales; and

•	legal, finance, information systems and other corporate overhead costs.
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
Interest expense includes interest costs associated with our credit facility, which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility is used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.
Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations
Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 were 52, 53 and 52 week years, respectively, and are hereafter referred to as fiscal 2007, fiscal 2006 and fiscal 2005.
The following tables present the components of our results of operations for the periods indicated:

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Net sales	$912,141	$755,113	$579,075
Cost of sales	628,495	519,929	404,794

Gross profit	283,646	235,184	174,281

Selling, general and administrative expenses	225,167	188,000	140,145
Pre-opening expenses	11,758	7,096	4,712

Operating income	46,721	40,088	29,424
Interest expense	4,542	3,314	2,951

Income before income taxes	42,179	36,774	26,473
Income tax expense	16,844	14,231	10,504

Net income	$25,335	$22,543	$15,969

Other operating data:
Number stores end of period	249	196	167
Comparable store sales increase	6.4%	14.5%	8.3%

	Fiscal year ended
	February 2,	February 3,	January 28,
(Percentage of net sales)	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	68.9%	68.9%	69.9%

Gross profit	31.1%	31.1%	30.1%

Selling, general and adminstrative expenses	24.7%	24.9%	24.2%
Pre-opening expenses	1.3%	0.9%	0.8%

Operating income	5.1%	5.3%	5.1%
Interest expense	0.5%	0.4%	0.5%

Income before income taxes	4.6%	4.9%	4.6%
Income tax expense	1.8%	1.9%	1.8%

Net income	2.8%	3.0%	2.8%

Fiscal year 2007 versus fiscal year 2006
Net sales
Net sales increased $157.0 million, or 20.8%, to $912.1 million in fiscal 2007 compared to $755.1 million in fiscal 2006. Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales. Adjusted for the 53rd week, fiscal 2007 net sales increased $173.4 million, or 23.5% compared to fiscal 2006. This increase is due to the opening of 53 new stores in 2007 and a 6.4% increase in comparable store sales. Non-comparable stores, which include stores opened in fiscal 2007 as well as stores opened in fiscal 2006 which have not yet turned comparable, contributed $127.9 million of the net sales increase while comparable stores contributed $45.5 million of the total net sales increase. Our comparable store sales growth in fiscal 2007 was driven by a balance in growth of customer traffic and average transaction value. We attribute these results to the continued effectiveness of our marketing strategy, particularly in a difficult holiday season, and double-digit growth in our prestige cosmetics category consistent with our growth strategy.
Gross profit
Gross profit increased $48.4 million, or 20.6%, to $283.6 million in fiscal 2007, compared to $235.2 million, in fiscal 2006. Gross profit as a percentage of net sales was 31.1% in fiscal 2007 and fiscal 2006. Gross profit in fiscal 2007 was impacted by:
•	an increase of $157.0 million in net sales from new stores and comparable sales growth;

•	a 30 basis point decrease due to warehouse management software-related inefficiencies during the first half of fiscal 2007; and

•	a 20 basis point increase due to increased vendor co-op monies on increased advertising compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $37.2 million, or 19.8%, to $225.2 million in fiscal 2007 compared to $188.0 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points to 24.7% for fiscal 2007 compared to 24.9% in fiscal 2006. This decrease in the selling, general and administrative percentage resulted from:
•	operating expenses from new stores opened in fiscal 2007 and fiscal 2006;

•	20 basis point decrease in stock compensation expense representing the net effects of new 2007 stock option grants and the non-recurring stock compensation charge of $2.8 million in fiscal 2006;

•	a 40 basis point increase in marketing expense driven by increased number of advertising vehicles and circulation to drive customer traffic mainly during the fourth quarter of fiscal 2007; and

•	the remainder is primarily attributed to improved leverage in corporate overhead and store payroll on higher sales compared to the prior year.
Pre-opening expenses
Pre-opening expenses increased $4.7 million, or 65.7%, to $11.8 million in fiscal 2007 compared to $7.1 million in fiscal 2006. During fiscal 2007, we opened 53 new stores and remodeled 17 stores. During fiscal 2006, we opened 31 new stores and remodeled 7 stores.
Interest expense
Interest expense increased $1.2 million, or 37.1%, to $4.5 million in fiscal 2007 compared to $3.3 million in fiscal 2006 primarily due to a $27.0 million increase in the average debt outstanding on our variable rate credit facility during fiscal 2007.
Income tax expense
Income tax expense of $16.8 million in fiscal 2007 represents an effective tax rate of 39.9%, compared to fiscal 2006 tax expense of $14.2 million which represents an effective tax rate of 38.7%. The increase in the effective tax rate is primarily due to an adjustment in fiscal 2006 to reflect the benefit of state tax effects of our net operating loss carry forwards.
Net income
Net income increased $2.8 million, or 12.4%, to $25.3 million in fiscal 2007 compared to $22.5 million in fiscal 2006. The increase in net income of $2.8 million resulted from an increase in gross profit of $48.4 million driven by a comparable store sales increase of 6.4%. The increase in gross profit was partially offset by a $37.2 million increase in selling, general and administrative expenses and a $4.7 million increase in pre-opening expenses.

Fiscal year 2006 versus fiscal year 2005
Net sales
Net sales increased $176.0 million, or 30.4%, to $755.1 million in fiscal 2006 compared to $579.1 million in fiscal 2005. Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales. Adjusted for the 53rd week, fiscal 2006 net sales increased $159.6 million, or 27.6% compared to fiscal 2005. This increase is due to the opening of 31 new stores in 2006, two store closures, and a 14.5% increase in comparable store sales. Non-comparable stores, which include stores opened in fiscal 2006 as well as stores opened in fiscal 2005 which have not yet turned comparable, contributed $77.3 million of the net sales increase while comparable stores contributed $82.3 million of the total net sales increase. Our comparable store sales growth in fiscal 2006 was driven by strong performance of existing and new brands. We introduced several new fragrance brands in the first half of the year which resulted in increased customer traffic and growth in average transaction value.
Gross profit
Gross profit increased $60.9 million, or 34.9%, to $235.2 million in fiscal 2006, compared to $174.3 million, in fiscal 2005. Gross profit as a percentage of net sales increased 100 basis points to 31.1% in fiscal 2006 from 30.1% in fiscal 2005. The increase in gross profit resulted from:
•	an increase of $176.0 million in net sales from new stores and comparable sales growth;

•	a 60 basis point improvement in salon payroll and benefits driven by improved salon stylist productivity resulting from a continued focus on training programs and other strategic initiatives;

•	a 50 basis point decrease due to $3.5 million of planned accelerated depreciation related to our store remodel program;

•	a 30 basis point improvement resulting from a reduction in merchandise shrink as a result of continued focus and improvement in overall store and supply chain inventory controls and specific in-store initiatives targeted at controlling merchandise loss, and improvement in our distribution and supply chain costs as we focus on increasing the efficiency of these operations and leverage the growth in our store base; and

•	a 30 basis point improvement in leverage of store occupancy costs as a result of comparable store sales growth.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $47.9 million, or 34.2%, to $188.0 million in fiscal 2006 compared to $140.1 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased 70 basis points to 24.9% for fiscal 2006 compared to 24.2% in fiscal 2005. This increase in the selling, general and administrative percentage resulted from:
•	operating expenses from new stores opened in fiscal 2006 and fiscal 2005;

•	a non-recurring stock compensation charge of $2.8 million, or 40 basis points, primarily related to a former executive of the Company;

•	$0.7 million of share-based compensation expense related to our adoption of Statement of Financial Accounting Standards (SFAS) 123R in fiscal 2006 which increased selling, general and administrative expenses by 10 basis points; and

•	$0.6 million of incremental asset write-offs related to closed or remodeled stores representing 10 basis points.
Pre-opening expenses
Pre-opening expenses increased $2.4 million, or 50.6%, to $7.1 million in fiscal 2006 compared to $4.7 million in fiscal 2005. During fiscal 2006, we opened 31 new stores and remodeled 7 stores. During fiscal 2005, we opened 25 new stores and remodeled 1 store.
Interest expense
Interest expense increased $0.3 million, or 12.3%, to $3.3 million in fiscal 2006 compared to $3.0 million in fiscal 2005 primarily due to an increase in the interest rates on our variable rate credit facility.
Income tax expense
Income tax expense of $14.2 million in fiscal 2006 represents an effective tax rate of 38.7%, compared to fiscal 2005 tax expense of $10.5 million which represents an effective tax rate of 39.7%. The decrease in the effective tax rate is primarily due to an adjustment to reflect the state tax effects of our net operating loss carry forwards.
Net income
Net income increased $6.5 million, or 41.2%, to $22.5 million in fiscal 2006 compared to $16.0 million in fiscal 2005. The after-tax impact of the non-recurring stock compensation charge was approximately $1.7 million. The increase in net income of $6.5 million resulted from an increase in gross profit of $60.9 million driven by a comparable store sales increase of 14.5% and a 100 basis point increase in gross profit as a percentage of sales. The increase in gross profit was partially offset by a $47.9 million (including the $2.8 million non-recurring stock compensation charge) increase in selling, general and administrative expenses related to operating costs for new stores opened in fiscal 2005 and fiscal 2006 as well as costs incurred to support the infrastructure necessary to manage current and future store growth.
Liquidity and capital resources
Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, expansion of our headquarters, a new second distribution facility, and for continued improvement in our information technology systems.
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
Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and have not yet collected landlord allowances due us as part of our lease agreements. Based on past performance and current expectations, we believe that cash generated from operations and borrowings under the credit facility, with the accordion option exercised, will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.
Merchandise inventories were $176.1 million at February 2, 2008, an increase of $46.9 million compared to the prior year end. Approximately $40.9 million of the increase resulted from the addition of 53 new stores opened since the end of fiscal 2006. The remaining increase is related to inventory for 14 new stores that will open in the first quarter of fiscal 2008. Average inventory per store increased approximately 3.6% compared to fiscal 2006.
On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock to the public at a price of $18.00 per share resulting in aggregate gross proceeds from the sale of shares of common stock of $138.0 million. Selling stockholders sold 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The aggregate net proceeds to us were $123.6 million after deducting $9.7 million in underwriting discounts and commissions and $4.7 million in offering expenses. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem our Series III preferred stock, and $25.8 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, we converted preferred shares into 41,524,002 common shares and restated the par value of our common stock to $0.01 per share.
Credit facility
Our credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150 million and a $50 million accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The interest rate on the outstanding balances under the facility as of February 2, 2008 and February 3, 2007 was 4.812% and 7.025%, respectively. We had approximately $73.1 million and $48.9 million of availability as of February 2, 2008 and February 3, 2007, respectively, excluding the accordion option. We also have an ongoing letter of credit that renews annually which had a balance of $0.3 million as of February 2, 2008 and February 3, 2007.

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized losses on disposal of property and equipment, and the effect of working capital changes.

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Net income	$25,335	$22,543	$15,969
Items not affecting cash:
Depreciation and amoritzation	39,503	29,736	22,285
Deferred income taxes	(3,284)	(3,080)	(3,037)
Non-cash stock compensation charges	2,283	983	468
Excess tax benefits from stock-based compensation	(1,575)	(5,360)	(213)
Loss on disposal of property and equipment	195	3,518	1,230
Changes in working capital items	(15,551)	7,290	899

Net cash provided by operations	$46,906	$55,630	$37,601

The decrease in net cash from operating activities of $8.7 million in fiscal 2007 compared to fiscal 2006 is primarily attributed to the following:
•	a decrease of $22.8 million in net working capital changes mainly attributed to a combination of an increase in merchandise inventories ($27.0 million), an increase in deferred rent related to new store lease terms ($11.0 million), a decrease in accrued liabilities ($4.6 million), and an increase in prepaid and other assets ($3.1 million); and

•	an increase in depreciation and amortization of $9.8 million attributed to new stores opened in fiscal 2007 and fiscal 2006 and accelerated depreciation related to our remodel program.
The increase in net cash from operating activities of $18.0 million in fiscal 2006 compared to fiscal 2005 is primarily attributed to the following:
•	an increase in net income of $6.6 million;

•	an increase in depreciation and amortization of $7.5 million attributed to new stores opened in fiscal 2006 and fiscal 2005 and accelerated depreciation related to our remodel program;

•	an increase of $6.4 million in net working capital changes mainly attributed to a combination of increases in deferred rent related to new store lease terms ($2.8 million), an increase in accrued liabilities ($4.0 million), a decrease in prepaid and other assets ($2.1 million), and an increase in landlord allowances receivable related to additional new stores opened in fiscal 2006 ($2.5 million);

•	a decrease of $5.1 million related to increased volume of excess tax benefits recognized from stock-based compensation; and

•	an increase of $2.3 million on loss on disposal of property and equipment representing write-offs of remodel store assets and other store fixtures.

Investing activities
Investing activities consist primarily of capital expenditures for new and remodeled stores as well as investments in information technology systems.

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Purchases of property and equipment, net	$(101,866)	$(62,331)	$(41,607)
Receipt of related party notes receivable	4,467	—	—
Issuance of related party notes receivable	—	(2,414)	—

Net cash used in investing activities	$(97,399)	$(64,745)	$(41,607)

During fiscal 2006, our Chief Executive Officer exercised stock options in exchange for a promissory note for $4.1 million. The Company withheld $2.4 million of payroll-related taxes in connection with the exercised options and that portion of the note has been classified as an investing activity. The remainder of the promissory note of $1.7 million related to exercise proceeds of the options and was classified as a non-cash financing activity. The note was paid in full on June 29, 2007. All of the related party notes receivable were settled during fiscal 2007.
Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions.

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Proceeds on long-term borrowings	$1,094,590	$851,468	$644,817
Payments on long-term borrowings	(1,070,557)	(846,112)	(641,652)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	123,608	—	—
Payment of accumulated dividends in arrears	(93,012)	—	—
Redemption of Series III preferred stock	(4,792)	—	—
Purchase of treasury stock	(1,950)	(2,217)	—
Excess tax benefits from stock-based compensation	1,575	5,360	213
Proceeds from issuance of common stock under stock plans	1,175	1,422	615
Principal payments under capital lease obligations	—	—	(167)
Proceeds from issuance of preferred stock	—	—	15

Net cash provided by financing activities	$50,637	$9,921	$3,841

The increase in net cash provided by financing activities of $40.7 million in fiscal 2007 is primarily the result of net proceeds of $123.6 million obtained in our initial public offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, $4.8 million to redeem our Series III preferred stocks, and $25.8 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. In addition, the net increase of $18.7 million in long-term borrowings was attributable to the increase in merchandise inventories and new store capital expenditures as a result of the increase in new store openings.
The increase in net cash provided by financing activities of $6.1 million in fiscal 2006 is due to the $5.1 million increase in excess tax benefits from stock-based compensation, $0.8 million increase in proceeds recognized by the Company resulting from the exercise of stock options by employees, net of a $2.2 million outflow related to a treasury stock transaction with an investor.

Seasonality
Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mothers’ Day as well as the “Back to School” season and Valentines’ Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
Impact of inflation and changing prices
Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs. In addition, inflation could materially increase the interest rates on our debt.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of February 2, 2008. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of February 2, 2008.
Contractual obligations
We lease retail stores, warehouses, corporate offices and certain equipment under operating leases with various expiration dates through fiscal 2019. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable. While a number of our store leases include contingent rentals, contingent rent amounts are insignificant.
The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 2, 2008:

		Less Than	1 to 3	3 to 5	After 5
(In thousands)	Total	1 Year	Years	Years	Years

Operating lease obligations(1)	$589,991	$68,549	$145,522	$127,272	$248,648
Revolving credit facility(2)	74,770	—	—	74,770	—

Total	$664,761	$68,549	$145,522	$202,042	$248,648

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expense related to common area maintenance, insurance and real estate taxes for fiscal 2007 was $13.8 million.

(2)	Interest payments on the variable rate revolving credit facility are not included in the table above. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The interest rate on the outstanding balances under the facility as of February 2, 2008 was 4.812%.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principals (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection, and disclosure of these estimates and assumptions with the audit committee of the board of directors.
Inventory valuation
Merchandise inventories are carried at the lower of average cost or market value. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.
Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends.
Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2007, 2006 and 2005.
Self-insurance
We are self-insured for certain losses related to health, workers’ compensation, and general liability insurance. We maintain stop loss coverage with third-party insurers to limit our liability exposure. Current stop loss coverage is $150,000 for health claims, $100,000 for general liability claims, and $250,000 for workers’ compensation claims. Management estimates undiscounted loss reserves associated with these liabilities in part by considering historical claims experience, industry factors, and other actuarial assumptions including information provided by third parties. Self-insurance reserves for fiscal 2007, 2006, and 2005 were $2.4 million, $2.3 million and $2.1 million, respectively. Adjustments to earnings resulting from revisions to management’s estimates of these reserves have been insignificant for fiscal 2007, 2006, and 2005.
Impairment of long-lived tangible assets
We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recorded an impairment charge in any of the periods presented in the accompanying consolidated financial statements.
Share-based compensation
Effective January 29, 2006, we adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, we were required to adopt the prospective method of accounting under SFAS No. 123(R). Under this transitional method, we are required to record compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date using the fair value provisions of SFAS No. 123(R).
Prior to January 29, 2006, we accounted for share-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees. Under the provisions of APB Opinion No. 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value at the grant date.
We estimate the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have elected to use the shortcut approach in accordance with Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, to develop the expected life. We recognize compensation cost related to the stock options on a straight-line method over the requisite service period.
See Note 9 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.
Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and recurring non-financial assets and liabilities. The FASB has provided a one year deferral for all non-financial and non-recurring assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position or results of operations.
In December 2007, the Securities and Exchange Commission (SEC) issued SAB No. 110, Simplified Method for Plain Vanilla Share Options. SAB No. 110 amends the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of the expected term in accordance with SAB No. 110.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of February 2, 2008 and February 3, 2007 had a negative fair value of $1.2 million included in accrued liabilities and a positive fair value of $32,000 included in other assets, respectively. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income (loss) in stockholders’ equity. Our weighted average debt for fiscal 2007 was $56.9 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense for fiscal 2007.
Item 8. Financial Statements and Supplementary Data
See the index included under Item 15, “Exhibits and Financial Statement Schedules”.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of February 2, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of the principal executive officer and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 2, 2008, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal controls over financial reporting were effective as of February 2, 2008.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2008 pursuant to Regulation 14A under the Exchange Act in connection with our 2007 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2008 pursuant to Regulation 14A under the Exchange Act in connection with our 2007 annual meeting of stockholders.
Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2008 pursuant to Regulation 14A under the Exchange Act in connection with our 2007 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2008 pursuant to Regulation 14A under the Exchange Act in connection with our 2007 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2008 pursuant to Regulation 14A under the Exchange Act in connection with our 2007 annual meeting of stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Form 10-K:
The schedules required by Form 10-K have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.
We have audited the accompanying consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, effective January 29, 2006, the Company changed its method of accounting for share-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Ernst & Young LLP
Chicago, Illinois
April 11, 2008

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets

	February 2,	February 3,
(In thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$3,789	$3,645
Receivables, net	20,643	18,476
Merchandise inventories, net	176,109	129,237
Prepaid expenses and other current assets	19,184	15,276
Deferred income taxes	9,219	5,412

Total current assets	228,944	172,046

Property and equipment, net	236,389	162,080
Deferred income taxes	4,080	4,125
Other assets	—	346

Total assets	$469,413	$338,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,122	$43,071
Accrued liabilities	54,719	38,604
Accrued income taxes	5,064	2,266

Total current liabilities	111,905	83,941

Notes payable	74,770	50,737
Deferred rent	71,235	50,367

Total liabilities	257,910	185,045

Commitments and contingencies

Series III redeemable preferred stock	—	4,792
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets (continued)

	February 2,	February 3,
(In thousands, except per share data)	2008	2007

Stockholders’ equity:
Preferred stock	$—	$223,059
Treasury stock-preferred, at cost	—	(12)
Common stock, $.01 par value, 400,000 shares authorized; 57,411 and 7,409 shares issued; 56,906 and 7,167 shares outstanding; at February 2, 2008, and February 3, 2007, respectively	574	117
Treasury stock-common, at cost	(4,179)	(2,217)
Additional paid-in capital	284,951	15,501
Related party notes receivable	—	(4,467)
Accumulated deficit	(69,124)	(83,240)
Accumulated other comprehensive income (loss)	(719)	19

Total stockholders’ equity	211,503	148,760

Total liabilities and stockholders’ equity	$469,413	$338,597

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands, except per share data)	2008	2007	2006

Net sales	$912,141	$755,113	$579,075
Cost of sales	628,495	519,929	404,794

Gross profit	283,646	235,184	174,281

Selling, general and administrative expenses	225,167	188,000	140,145
Pre-opening expenses	11,758	7,096	4,712

Operating income	46,721	40,088	29,424
Interest expense	4,542	3,314	2,951

Income before income taxes	42,179	36,774	26,473
Income tax expense	16,844	14,231	10,504

Net income	$25,335	$22,543	$15,969

Less preferred stock dividends	11,219	14,584	12,922

Net income available to common stockholders	$14,116	$7,959	$3,047

Net income per common share:
Basic	$0.69	$1.38	$0.74
Diluted	$0.48	$0.45	$0.33

Weighted average common shares outstanding:
Basic	20,383	5,771	4,094
Diluted	53,293	49,921	48,196
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Operating activities
Net income	$25,335	$22,543	$15,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,503	29,736	22,285
Deferred income taxes	(3,284)	(3,080)	(3,037)
Non-cash stock compensation charges	2,283	983	468
Excess tax benefits from stock-based compensation	(1,575)	(5,360)	(213)
Loss on disposal of property and equipment	195	3,518	1,230
Change in operating assets and liabilities:
Receivables	(2,167)	(2,719)	(830)
Merchandise inventories	(46,872)	(19,863)	(5,134)
Prepaid expenses and other assets	(3,594)	(449)	(2,542)
Accounts payable	9,051	8,636	(5,505)
Accrued liabilities	7,163	11,767	7,753
Deferred rent	20,868	9,918	7,157

Net cash provided by operating activities	46,906	55,630	37,601

Investing activities
Purchases of property and equipment, net	(101,866)	(62,331)	(41,607)
Receipt of related party notes receivable	4,467	—	—
Issuance of related party notes receivable	—	(2,414)	—

Net cash used in investing activities	(97,399)	(64,745)	(41,607)

Financing activities
Proceeds on long-term borrowings	1,094,590	851,468	644,817
Payments on long-term borrowings	(1,070,557)	(846,112)	(641,652)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	123,608	—	—
Payment of accumulated dividends in arrears	(93,012)	—	—
Redemption of Series III preferred stock	(4,792)	—	—
Purchase of treasury stock	(1,950)	(2,217)	—
Excess tax benefits from stock-based compensation	1,575	5,360	213
Proceeds from issuance of common stock under stock plans	1,175	1,422	615
Principal payments under capital lease obligations	—	—	(167)
Proceeds from issuance of preferred stock	—	—	15

Net cash provided by financing activities	50,637	9,921	3,841

Net increase (decrease) in cash and cash equivalents	144	806	(165)
Cash and cash equivalents at beginning of year	3,645	2,839	3,004

Cash and cash equivalents at end of year	$3,789	$3,645	$2,839

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows (continued)

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Supplemental cash flow information
Cash paid for interest	$5,429	$3,798	$3,218

Cash paid for income taxes	$16,146	$17,193	$9,766

Noncash investing and financing activities:
Purchases of property and equipment included in accrued liabilities	$12,141	$4,010	$—

Unrealized loss (gain) on interest rate swap hedge, net of tax	$738	$(68)	$(427)

Issuance of related party notes receivable for exercise of stock options	$—	$(1,680)	$—

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity

	Series I		Series II		Series IV		Series V		Series V-I
	Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Total		Treasury -
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Par Value	$.01		$.01		$.01		$.01		$.01
Authorized Shares	17,208		7,634		19,184		22,500		4,600
	Issued		Issued		Issued		Issued		Issued		Issued		Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance — January 29, 2005	16,769	$35,237	7,634	$74,455	19,184	$38,238	21,448	$45,703	920	$1,905	65,955	$195,538	(38)	$(12)
Issuance of stock	146	15	—	—	—	—	—	—	—	—	146	15	—	—
Accretion of preferred dividends	—	3,788	—	—	—	4,058	—	4,873	—	203	—	12,922	—	—

Balance — January 28, 2006	16,915	39,040	7,634	74,455	19,184	42,296	21,448	50,576	920	2,108	66,101	208,475	(38)	(12)
Accretion of preferred dividends	—	4,277	—	—	—	4,575	—	5,503	—	229	—	14,584	—	—

Balance — February 3, 2007	16,915	43,317	7,634	74,455	19,184	46,871	21,448	56,079	920	2,337	66,101	223,059	(38)	(12)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(360)	(1,803)
Accretion of preferred dividends	—	3,107	—	—	—	3,590	—	4,341	—	181	—	11,219	—	—
Payment of accumulated preferred dividends in arrears	—	(30,845)	—	—	—	(31,311)	—	(29,663)	—	(1,193)	—	(93,012)	—	—
Conversion of preferred stock to common stock in conjunction with initial public offering	(16,915)	(15,579)	(7,634)	(74,455)	(19,184)	(19,150)	(21,448)	(30,757)	(920)	(1,325)	(66,101)	(141,266)	398	1,815

Balance — February 2, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity (continued)

			Treasury -
	Common Stock		Common Stock
Par Value	$.01						Related		Accumulated
Authorized Shares	400,000				Additional	Deferred	Party		Other	Total
	Issued		Treasury		Paid-In	Stock-based	Notes	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Deficit	Income (Loss)	Equity

Balance — January 29, 2005	3,927	$101	(1)	$—	$5,506	$(730)	$(373)	$(94,246)	$(476)	$105,308
Issuance of stock	586	(30)	—	—	645	—	—	—	—	630
Accretion of preferred dividends	—	—	—	—	—	—	—	(12,922)	—	—
Unrealized gain on interest rate swap hedge, net of $279 income tax	—	—	—	—	—	—	—	—	427	427
Net income for the fiscal year ended January 28, 2006	—	—	—	—	—	—	—	15,969	—	15,969

Comprehensive income	—	—	—	—	—	—	—		—	16,396
Excess tax benefits from stock-based compensation	—	—	—	—	213	—	—		—	213
Stock compensation charge	—	—	—	—	169	—	—		—	169
Amortization of deferred stock-based compensation	—	—	—	—	—	299	—		—	299

Balance — January 28, 2006	4,513	71	(1)	—	6,533	(431)	(373)	(91,199)	(49)	123,015
Issuance of stock	2,896	46	—	—	3,056	—	—	—	—	3,102
Purchase of treasury stock	—	—	(241)	(2,217)	—	—	—	—	—	(2,217)
Accretion of preferred dividends	—	—	—	—	—	—	—	(14,584)	—	—
Issuance of related party notes receivable	—	—	—	—	—	—	(4,094)	—	—	(4,094)
Unrealized gain on interest rate swap hedge, net of $44 income tax	—	—	—	—	—	—	—	—	68	68
Net income for the fiscal year ended February 3, 2007	—	—	—	—	—	—	—	22,543	—	22,543

Comprehensive income	—	—	—	—	—	—	—	—	—	22,611
Excess tax benefits from stock-based compensation	—	—	—	—	5,360	—	—	—	—	5,360
Reclassification of deferred compensation on SFAS 123(R) adoption	—	—	—	—	(431)	431	—	—	—	—
Stock compensation charge	—	—	—	—	690	—	—	—	—	690
Amortization of deferred stock-based compensation	—	—	—	—	293	—	—	—	—	293

Balance — February 3, 2007	7,409	$117	(242)	$(2,217)	$15,501	$—	$(4,467)	$(83,240)	$19	$148,760
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity (continued)

			Treasury -
	Common Stock		Common Stock
Par Value	$.01						Related		Accumulated
Authorized Shares	400,000				Additional	Deferred	Party		Other	Total
	Issued		Treasury		Paid-In	Stock-based	Notes	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Deficit	Income (Loss)	Equity

Balance — February 3, 2007	7,409	$117	(242)	$(2,217)	$15,501	$—	$(4,467)	$(83,240)	$19	$148,760
Common stock options exercised	559	5	—	—	1,170	—	—	—	—	1,175
Purchase of treasury stock	—	—	(11)	(147)	—	—	—	—	—	(1,950)
Accretion of preferred dividends	—	—	—	—	—	—	—	(11,219)	—	—
Receipt of related party notes receivable	—	—	—	—	—	—	4,467	—	—	4,467
Unrealized loss on interest rate swap hedge, net of $478 income tax	—	—	—	—	—	—	—	—	(738)	(738)
Net income for the fiscal year ended February 2, 2008	—	—	—	—	—	—	—	25,335	—	25,335

Comprehensive income	—	—	—	—	—	—	—	—	—	24,597
Excess tax benefits from stock-based compensation	—	—	—	—	1,575	—	—	—	—	1,575
Stock compensation charge	—	—	—	—	2,152	—	—	—	—	2,152
Amortization of deferred stock-based compensation	—	—	—	—	131	—	—	—	—	131
Restate par value of common stock	—	(43)	—	—	43	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	7,667	77	—	—	123,531	—	—	—	—	123,608
Payment of accumulated preferred dividends in arrears	—	—	—	—	—	—	—	—	—	(93,012)
Conversion of preferred stock to common stock in conjunction with initial public offering	41,776	418	(252)	(1,815)	140,848	—	—	—	—	—

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$—	$—	$(69,124)	$(719)	$211,503

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
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
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 2, 2008, the Company operated 249 stores in 31 states.
All amounts are stated in thousands, with the exception of per share amounts and number of stores.
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
Initial public offering
On October 30, 2007, the Company completed an initial public offering in which the Company sold 7,667 shares of common stock resulting in net proceeds of $123,608 after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold approximately 2,154 additional shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds from the offering to pay $93,012 of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4,792 to redeem the Company’s Series III preferred stock, and $25,804 to reduce the Company’s borrowings under its third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted preferred shares into 41,524 common shares and restated the par value of its common stock to $0.01 per share.
2. Summary of significant accounting policies
Fiscal year
The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2008 (fiscal 2007), February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005) were 52, 53 and 52 week years, respectively.
Reclassifications
Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the fiscal 2007 presentation.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.
Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.

Receivables
Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectibility of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $309 and $422 as of February 2, 2008 and February 3, 2007, respectively.
Merchandise inventories
Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.
Fair value of financial instruments
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The estimated fair value of the Company’s variable rate debt approximates its carrying value since the rate of interest on the variable rate debt is revised frequently based upon the current prime rate or the Eurodollar rate.
Derivative financial instruments
The Company’s derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in interest expense during the period of change. Derivatives are recorded in the consolidated balance sheets at fair value.
Property and equipment
The Company’s property and equipment are stated at cost net of accumulated depreciation and amortization. Maintenance and repairs are charged to operating expense as incurred. The Company’s assets are depreciated or amortized using the straight-line method, over the shorter of their estimated useful lives or the expected lease term as follows:

Equipment and fixtures	3 to 10 years
Leasehold improvements	10 years
Electronic equipment and software	3 to 5 years
The Company capitalizes costs incurred during the application development stage in developing or obtaining internal use software. These costs are amortized over the estimated useful life of the software.
The Company capitalizes interest related to construction projects and depreciates that amount over the lives of the related assets.
The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.
Customer loyalty program
The Company maintains several customer loyalty programs. The Company’s national program provides reward point certificates for free beauty products. Customers earn purchased-based reward points and redeem the related reward certificate during specific promotional periods during the year. The Company is also piloting a loyalty program in several markets in which customers earn purchased-based points on an annual basis which can be redeemed at any time. The Company accrues the anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at February 2, 2008 and February 3, 2007 was $3,293 and $2,808, respectively. The cost of these programs, which was $8,167, $6,660 and $4,369 in fiscal 2007, 2006 and 2005, respectively, is included in cost of sales in the consolidated statements of income.

Deferred rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty, and records the difference between the amounts charged to expense and the rent paid as deferred rent. The lease term commences on the earlier of the date when the Company becomes legally obligated for rent payments or the date the Company takes possession of the leased space.
As part of many lease agreements, the Company receives construction allowances from landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of their estimated useful lives or the lease term. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.
Revenue recognition
Net sales include merchandise sales and salon service revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. E-commerce sales are recorded upon the shipment of merchandise. Salon revenue is recognized when services are rendered. Revenues from gift cards are deferred and recognized when redeemed. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax.
Vendor allowances
The Company receives allowances from vendors in the normal course of business including advertising and markdown allowances, purchase volume discounts and rebates, and reimbursement for defective merchandise, and certain selling and display expenses.
Substantially all vendor allowances are recorded as a reduction of the vendor’s product cost and are recognized in cost of sales as the product is sold.
Advertising
Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. As of February 2, 2008 and February 3, 2007, all advertising costs had been expensed. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $56,107, $43,383 and $34,829 for fiscal 2007, 2006 and 2005, respectively.
Pre-opening expenses
Non-capital expenditures incurred prior to the grand opening of a new store are charged against earnings as incurred.
Cost of sales
Cost of sales includes the cost of merchandise sold including all vendor allowances, which are treated as a reduction of merchandise costs; warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; and shrink and inventory valuation reserves.
Selling, general and administrative expenses
Selling, general and administrative expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs related to our corporate office facilities; public company expense including Sarbanes-Oxley compliance expenses; stock-based compensation expense; depreciation and amortization for all assets except those related to our retail and warehouse operations which is included in cost of sales; and legal, finance, information systems and other corporate overhead costs.
Income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes and the amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

Share-based compensation
Effective January 29, 2006, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company was required to adopt the prospective method of accounting under SFAS No. 123(R). Under this transitional method, the Company is required to record compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased or cancelled after the adoption date using the fair value provisions of SFAS No. 123(R).
Prior to January 29, 2006, the Company accounted for share-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees. Under the provisions of APB No. 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value at the grant date. Prior period pro forma net income and earnings per share amounts are not presented in accordance with the provisions of SFAS No. 123(R).
The Company recorded stock compensation expense of $2,283, $3,472 and $468 for fiscal 2007, 2006 and 2005, respectively (see Note 9, “Share-based awards”).
Self-insurance
The Company is self-insured for certain losses related to employee health and workers’ compensation although stop loss coverage with third-party insurers is maintained to limit the Company’s liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors, and actuarial assumptions. Should a different amount of liabilities develop compared to what was estimated, reserves may need to be adjusted accordingly in future periods.
Net income per common share
Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible preferred shares outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly, except when the effect would be anti-dilutive.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Net income	$25,335	$22,543	$15,969
Unrealized (loss) gain on interest rate swap hedge, net of income tax	(738)	68	427

Comprehensive income	$24,597	$22,611	$16,396

Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and recurring non-financial assets and liabilities. The FASB has provided a one year deferral for all non-financial and non-recurring assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial position or results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110, Simplified Method for Plain Vanilla Share Options. SAB No. 110 amends the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of the expected term in accordance with SAB No. 110.
3. Property and equipment
Property and equipment consist of the following:

	February 2,	February 3,
	2008	2007

Equipment and fixtures	$136,039	$107,033
Leasehold improvements	149,022	119,750
Electronic equipment and software	61,761	45,701
Construction-in-progress	30,316	7,006

	377,138	279,490
Less accumulated depreciation and amortization	(140,749)	(117,410)

Property and equipment, net	$236,389	$162,080

For the fiscal years 2007, 2006 and 2005, the Company capitalized interest of $771, $399 and $280, respectively.
4. Commitments and contingencies
Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2007, 2006 and 2005. Total rent expense under operating leases was $51,977, $41,135 and $34,564 for fiscal 2007, 2006 and 2005, respectively.
Future minimum lease payments under operating leases as of February 2, 2008, are as follows:

Operating
Fiscal year	Leases

2008	$68,549
2009	74,652
2010	70,870
2011	65,747
2012	61,525
2013 and thereafter	248,648

Total minimum lease payments	$589,991

Included in the operating lease schedule above is $145,143 and $21,681 of minimum lease payments for stores that will open in fiscal 2008 and 2009, respectively.
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs have until May 19, 2008 to file an amended consolidated class action complaint.
Although the Company believes that it has meritorious defenses to the claims made in the consolidated class action and intend to contest the lawsuit vigorously, an adverse resolution may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
General litigation — The Company is also involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment related claims. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
5. Accrued liabilities
Accrued liabilities consist of the following:

	February 2,	February 3,
	2008	2007

Accrued payroll, bonus, and employee benefits	$12,537	$13,728
Accrued vendor liabilities (including accrued property and equipment costs)	17,222	6,110
Accrued customer liabilities	8,617	6,921
Accrued taxes, other	5,675	4,944
Other accrued liabilities	10,668	6,901

Accrued liabilities	$54,719	$38,604

6. Income taxes
The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Current:
Federal	$18,150	$15,165	$11,790
State	2,369	2,102	1,562

Total current	20,519	17,267	13,352
Deferred:
Federal	(3,102)	(2,228)	(2,523)
State	(573)	(808)	(325)

Total deferred	(3,675)	(3,036)	(2,848)

Provision for income taxes	$16,844	$14,231	$10,504

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	4.3%	3.4%	4.5%
Other	0.6%	0.3%	0.2%

Effective tax rate	39.9%	38.7%	39.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2,	February 3,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$963	$1,433
Property and equipment	671	633
Accrued liabilities	1,038	946
Inventory valuation	243	86
Employee benefits	2,315	1,350
Vendor allowances	10,888	7,397
Reserves not currently deductible	767	293

Total deferred tax assets	16,885	12,138
Deferred tax liabilities:
Deferred rent obligation	3,586	2,601

Total deferred tax liabilities	3,586	2,601

Net deferred tax asset	$13,299	$9,537

At February 2, 2008, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $2,200 and $4,072, respectively, which expire between 2008 and 2013. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company does not currently maintain a liability for unrecognized tax benefits. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax related interest and penalties recorded in the consolidated financial statements for fiscal 2007, 2006 and 2005 was $22, $2 and $17, respectively. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally three years, or fiscal 2007, 2006 and 2005.
7. Notes payable
The Company’s credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150,000 and a $50,000 accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The weighted-average interest rate on the outstanding borrowings as of February 2, 2008 and February 3, 2007, was 4.812% and 7.025%, respectively. At February 2, 2008 and February 3, 2007 outstanding borrowings under this facility have been classified as long-term based on the Company’s intent and ability to renew borrowings on a long-term basis. The Company had approximately $73,140 and $48,937 of availability as of February 2, 2008 and February 3, 2007, respectively, excluding the accordion option.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of February 2, 2008 and February 3, 2007.
8. Financial instruments
On December 31, 2001, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap expired on December 29, 2006. The swap resulted in fixed rate payments at an interest rate of 5.185%.

On January 31, 2007, the Company entered into an interest rate swap agreement under the original master agreement, with a notional amount of $25,000 and a term of three years with fixed interest rate payments at an interest rate of 5.11%.
As of February 2, 2008 and February 3, 2007, the interest rate swap had a negative fair value of $1,184 included in accrued liabilities and a positive fair value of $32 included in other assets, respectively. The change in market value during fiscal 2007, 2006 and 2005 related to the effective portion of the cash flow hedges was recorded as an unrecognized gain or loss in the other comprehensive income (loss) section of stockholders’ equity in the consolidated balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.
Interest rate differentials paid or received under this agreement are recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that a counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of non-performance to be remote.
9. Share-based awards
Amended and Restated Restricted Stock Option Plan
The Company has an Amended and Restated Restricted Stock Option Plan (the Amended Plan), principally to compensate and provide an incentive to key employees and members of the board of directors, under which it may grant options to purchase common stock. Options generally are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. Options vest over four years at the rate of 25% per year from the date of issuance and must be exercised within the earlier to occur of 14 years from the date of grant or the maximum period allowed by applicable state law.
2002 Equity Incentive Plan
In April 2002, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees, directors, and consultants to promote the success of the Company’s business. Options granted on or after April 26, 2002 and before October 2007, were granted pursuant to the 2002 Plan. The 2002 Plan incorporates several important features that are typically found in agreements adopted by companies that report their results to the public. First, the maximum term of an option was reduced from 14 to ten years in order to comply with various state laws. Second, the 2002 Plan provided more flexibility in the vesting period of options offered to grantees. Third, the 2002 Plan allowed for the offering of incentive stock options to employees in addition to nonqualified stock options. Unless provided otherwise by the administrator of the 2002 Plan, options vest over four years at the rate of 25% per year from the date of grant. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant.
2007 Incentive Award Plan
In July 2007, the Company adopted the 2007 Incentive Award Plan (the 2007 Plan). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2007 Plan, and no further awards will be made under the Amended Plan or the 2002 Plan. The 2007 Plan reserves for issuance upon grant or exercise of awards up to 4,108 shares of the Company’s common stock plus any shares which are not issued under the prior plans.
The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal
	2007	2006

Volatility rate	34% — 45%	45%
Average risk-free interest rate	3.70% — 5.05%	4.79%
Average expected life (years)	4.6	5.5
Dividend yield	None	None
The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with SAB No. 107 and 110, to develop the expected life. Any dividend we might declare in the future would be subject to the applicable provisions of our credit agreement, which currently restricts our ability to pay cash dividends. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.
The Company granted 1,136 stock options during fiscal 2007, the majority of which were granted in July, 2007. The weighted-average grant date fair value of options granted in fiscal 2007 was $5.64. At February 2, 2008, there was approximately $6,311 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.
The total fair value of shares vested during fiscal 2007 and 2006 was $5,808 and $3,797, respectively. The total intrinsic value of options exercised since the Company’s initial public offering on October 25, 2007 was $2,631.
A summary of the status of the Company’s stock option activity under the Amended Plan, the 2002 Plan and the 2007 Plan is presented in the following tables:

	Common Stock Options
	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	4,122	$3.51	6,139	$1.61	6,172	$1.38
Granted	1,136	18.58	1,330	6.21	830	3.32
Exercised	(559)	2.11	(2,882)	1.08	(486)	0.76
Canceled	(55)	4.85	(465)	1.52	(377)	2.34

End of year	4,644	$7.35	4,122	$3.51	6,139	$1.61

Exercisable at end of year	2,409	$4.01	2,050	$2.34	4,051	$1.07

Preferred Stock Options
	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	—	$—	—	$—	146	$0.10
Exercised	—	—	—	—	(146)	0.10

End of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—	—	$—

The Company recognized $0, $25 and $169 of stock compensation expense during fiscal 2007, 2006, and 2005, respectively, for options granted during fiscal 2001 and 2002 under the Amended Plan. The stock compensation charge reflected in the consolidated financial statements represents the difference at the measurement date between the exercise price and the deemed fair value of the Common Stock underlying the options. This amount has been fully amortized at February 3, 2007.
Included in the grants for fiscal 2007 and 2006, are 632 and 253 performance-based options, respectively, whose vesting was contingent upon an initial public offering of the Company’s common stock. The fair value of these grants was estimated on the date of the grant using the Black-Scholes valuation model as described above. During fiscal 2007, the Company completed an initial public offering which resulted in compensation expense of $911 related to these grants.
During fiscal 2006, two former officers of the Company exercised vested options for 284 shares of common stock, which were immediately repurchased by the Company for $2,489. Compensation expense was recognized for this amount which represents the excess of the fair value of the common stock over the exercise price of the options.
Restricted Stock Option Plan—Consultants
During fiscal 1999, the Company established a Restricted Stock Option Plan—Consultants (the Consultant Plan) under which the Company may grant options to purchase Common Stock to various consultants who, from time to time, provide critical services to the Company. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. Options vest over varying time periods depending on the arrangement with each consultant and must be exercised within 4 years and 90 days from the date of grant.

A summary of the status of the Company’s stock option activity under the Consultant Plan is presented in the following table:

	Consultant Plan — Common Stock Options
	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	—	$—	13	$1.11	53	$1.11
Exercised	—	—	(13)	1.11	(40)	1.11
Canceled	—	—	—	—	—	—

End of year	—	$—	—	$—	13	$1.11

Exercisable at end of year	—	$—	—	$—	—	$—

The following table presents information related to options outstanding and options exercisable at February 2, 2008, under the Amended Plan, the 2002 Plan and the 2007 Plan based on ranges of exercise prices:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Weighted-		remaining	Weighted-
	Number of	contractual life	average	Number	contractual	average
Options outstanding	options	(years)	exercise price	of options	life (years)	exercise price

$0.02 - 0.17	100	5	$0.17	100	5	$0.17
0.18 - 1.11	393	7	0.95	393	7	0.95
1.12 - 2.62	1,116	6	2.44	952	6	2.41
2.63 - 4.12	1,384	9	3.73	674	8	3.72
4.13 - 9.18	515	9	9.18	129	9	9.18
9.19 - 15.81	642	10	15.36	82	10	15.81
15.82 - 25.32	494	10	22.78	79	10	25.32

Exercisable at end of year	4,644	8	$7.35	2,409	7	$4.01

The aggregate intrinsic value of outstanding and exercisable options as of February 2, 2008 was $38,946 and $26,992, respectively.
Amended and restated restricted stock plan
During 2004, the Company issued 442 restricted common shares with a fair value of $2.62 per share at the date of grant to certain directors pursuant to the Amended Plan. The restricted shares cannot be sold or otherwise transferred during the vesting period, which ranges from three to four years from the issuance date. The Company retains a reacquisition right in the event the director ceases to be a member of the board of directors of the Company under certain conditions. The awards are expensed on a straight-line basis over the vesting period. A summary of restricted stock activity under the plan is as follows:

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested at February 3, 2007	52	$2.62
Vested	50	2.62

Nonvested at February 2, 2008	2	$2.62

The compensation expense recorded was $131, $293, and $299 in fiscal 2007, 2006, and 2005, respectively. There was $5 of unrecognized compensation cost related to the restricted shares granted under the plan at February 2, 2008. The cost is expected to be recognized in fiscal 2008.

10. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Numerator for diluted net income per share — net income	$25,335	$22,543	$15,969
Less preferred stock dividends	11,219	14,584	12,922

Numerator for basic net income per share	$14,116	$7,959	$3,047

Denominator for basic net income per share — weighted-average common shares	20,383	5,771	4,094
Dilutive effect of stock options and non-vested stock	2,321	2,398	2,350
Dilutive effect of convertible preferred stock	30,589	41,752	41,752

Denominator for diluted net income per share	53,293	49,921	48,196

Net income per common share:
Basic	$0.69	$1.38	$0.74
Diluted	$0.48	$0.45	$0.33
The denominator for diluted net income per common share for fiscal years 2007, 2006 and 2005 exclude 1,136, 932 and 820 employee options, respectively, due to their anti-dilutive effects. During March 2008, the Compensation Committee of the board of directors approved additional option grants of 1,081.
11. Employee benefit plan
The Company provides a 401(k) retirement plan covering all employees who qualify as to age, length of service, and hours employed. In fiscal 2007, 2006, and 2005, the plan was funded through employee contributions and a Company match of 40% up to 3% of eligible compensation. For fiscal years 2007, 2006 and 2005, the Company match was $408, $300 and $256, respectively.
12. Related-party transactions
During fiscal 1997, 1998, and 2001, certain officers of the Company were issued shares of Series V, IV, and I Preferred Stock, respectively, in exchange for promissory notes. These notes bear interest at a rate of 6.85% per annum and were due and payable at the earlier of 90 days after termination of employment or various dates through November 4, 2007, subject to certain exceptions. These notes were fully repaid in fiscal 2007.
During fiscal 2006, an officer of the Company exercised stock options in exchange for a promissory note for $4,094. The note bears interest at a rate of 5.06% per annum and was due at the earlier of an initial public offering of the Company’s common stock or five years from issuance date. The note was paid in full on June 29, 2007.
As of February 2, 2008 and February 3, 2007, the outstanding amount on these loans was $0 and $4,467, respectively. These notes receivable are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

13. Valuation and qualifying accounts

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period

Fiscal 2007
Allowance for doubtful accounts	$422	$298	$(411	)(a)	$309
Shrink reserve	1,005	3,620	(2,880)		1,745
Inventory — lower of cost or market reserve	701	1,561	(461)		1,801
Fiscal 2006
Allowance for doubtful accounts	224	338	(140	)(a)	422
Shrink reserve	722	2,003	(1,720)		1,005
Inventory — lower of cost or market reserve	758	359	(416)		701
Fiscal 2005
Allowance for doubtful accounts	55	169	—		224
Shrink reserve	829	2,246	(2,353)		722
Inventory — lower of cost or market reserve	612	758	(612)		758

(a)	Represents writeoff of uncollectible accounts.
14. Selected quarterly financial data (unaudited)
The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2007 and fiscal 2006. The Company uses a 13 week (14 week in fourth quarter fiscal 2006) fiscal quarter ending on the last Saturday of the quarter.

	Fiscal Quarter
	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$194,113	$200,449	$208,235	$309,344	$159,468	$162,558	$166,075	$267,012
Cost of sales	134,600	141,417	140,156	212,322	108,813	113,093	115,332	182,691

Gross profit	59,513	59,032	68,079	97,022	50,655	49,465	50,743	84,321

Selling, general and administrative expenses	47,982	51,188	55,609	70,388	41,316	39,605	40,797	66,282
Pre-opening expenses	1,656	2,914	4,494	2,694	826	1,601	2,901	1,768

Operating income	9,875	4,930	7,976	23,940	8,513	8,259	7,045	16,271
Interest expense	996	1,162	1,307	1,077	742	715	1,031	826

Income before income taxes	8,879	3,768	6,669	22,863	7,771	7,544	6,014	15,445
Income tax expense	3,560	1,562	2,463	9,259	3,071	2,980	2,397	5,783

Net income	$5,319	$2,206	$4,206	$13,604	$4,700	$4,564	$3,617	$9,662

Net income per common share:
Basic	$0.22	$(0.23)	$0.06	$0.24	$0.28	$0.20	$0.00	$0.83
Diluted	$0.10	$(0.23)	$0.05	$0.23	$0.10	$0.09	$0.00	$0.19
Due to preferred stock dividends prior to the initial public offering, changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per common share will not equal the annual net income per common share.

Exhibits

Exhibit
number	Description of document

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.3	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.1	Employment Agreement, dated as of June 23, 2006, between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.2	Secured Promissory Notes, dated as of June 30, 2006, by Lyn Kirby in favor of Ulta Salon, Cosmetics & Fragrance, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.3	Restricted Stock Agreement, dated as of June 21, 2004 between Ulta Salon, Cosmetics & Fragrance, Inc. and Dennis Eck (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.4	Restricted Stock Agreement, dated as of June 21, 2004 between Ulta Salon, Cosmetics & Fragrance, Inc. and Robert DiRomualdo (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.5(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan (incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.6	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.7	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.8	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on September 27, 2007).

10.9	Lease Agreement, dated June 22, 1999, between ULTA3 Cosmetics & Salon, Inc. and 1135 Arbor Drive Investors LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

Exhibit
number	Description of document

10.10	Lease, dated September 11, 2002, between Ulta Salon, Cosmetics & Fragrance, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.10(a)	First Amendment to Lease, dated August 24, 2004, between Ulta Salon, Cosmetics & Fragrance, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.11	Lease, dated October 31, 2006, between Ulta Salon, Cosmetics & Fragrance, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.12	Office Lease, dated as of April 17, 2007, between Ulta Salon, Cosmetics & Fragrance, Inc. and Bolingbrook Investors, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.13	Lease, effective as of June 21, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on September 27, 2007).

10.14	Third Amendment and Restated Loan and Security Agreement, dated as of June 29, 2007, by and among Ulta Salon, Cosmetics & Fragrance, Inc., LaSalle Bank National Association, Wachovia Capital Finance Corporation (Central) and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 16, 2008.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Lynelle P. Kirby	President, Chief Executive	April 16, 2008

Lynelle P. Kirby	Officer and Director
(Principal Executive Officer)

/s/ Gregg R. Bodnar	Chief Financial Officer and	April 16, 2008

Gregg R. Bodnar	Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Hervé J.F. Defforey	Director	April 16, 2008

Hervé J.F. Defforey

/s/ Robert F. DiRomualdo	Director	April 16, 2008

Robert F. DiRomualdo

/s/ Dennis K. Eck	Chairman of the Board of	April 16, 2008

Dennis K. Eck	Directors

/s/ Gerald R. Gallagher	Director	April 16, 2008

Gerald R. Gallagher

/s/ Terry J. Hanson	Director	April 16, 2008

Terry J. Hanson

/s/ Charles Heilbronn	Director	April 16, 2008

Charles Heilbronn

/s/ Steven E. Lebow	Director	April 16, 2008

Steven E. Lebow

/s/ Yves Sisteron	Director	April 16, 2008

Yves Sisteron