Form 10-Q
period 2008-05-03
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2008-06-17
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 3, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-33764
ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3685240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1000 Remington Blvd., Suite 120	60440
Bolingbrook, Illinois	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (630) 410-4800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 5, 2008 was 57,462,294 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information
Item 1. Consolidated Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets

	May 3,	February 2,	May 5
(In thousands)	2008	2008	2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,975	$3,789	$3,161
Receivables, net	19,533	20,643	17,137
Merchandise inventories, net	212,564	176,109	152,867
Prepaid expenses and other current assets	22,435	19,184	19,041
Deferred income taxes	9,129	9,219	5,694

Total current assets	267,636	228,944	197,900

Property and equipment, net	255,123	236,389	174,916
Deferred income taxes	4,080	4,080	4,728
Other assets	—	—	308

Total assets	$526,839	$469,413	$377,852

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$18,143	$—	$28,053
Accounts payable	66,508	52,122	50,922
Accrued liabilities	49,618	54,719	33,055
Accrued income taxes	6,872	5,064	—

Total current liabilities	141,141	111,905	112,030

Notes payable — less current portion	86,391	74,770	55,038
Deferred rent	80,411	71,235	52,633

Total liabilities	307,943	257,910	219,701

Commitments and contingencies

Series III redeemable preferred stock	—	—	4,792
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets (continued)

	May 3,	February 2,	May 5
(In thousands, except per share data)	2008	2008	2007
	(unaudited)		(unaudited)
Stockholders’ equity:
Preferred stock	$—	$—	$226,803
Treasury stock-preferred, at cost	—	—	(1,815)
Common stock, $.01 par value, 400,000 shares authorized; 57,780, 57,411 and 7,645 shares issued; 57,275, 56,906 and 7,400 shares outstanding; at May 3, 2008 (unaudited) and February 3, 2008 and May 5, 2007 (unaudited), respectively	578	574	121
Treasury stock-common, at cost	(4,179)	(4,179)	(2,244)
Additional paid-in capital	287,922	284,951	16,333
Related party notes receivable	—	—	(4,094)
Accumulated deficit	(64,849)	(69,124)	(81,665)
Accumulated other comprehensive loss	(576)	(719)	(80)

Total stockholders’ equity	218,896	211,503	153,359

Total liabilities and stockholders’ equity	$526,839	$469,413	$377,852

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended
	May 3,	May 5,
(In thousands, except per share data)	2008	2007
Net sales	$239,298	$194,113
Cost of sales	165,377	134,600

Gross profit	73,921	59,513

Selling, general and administrative expenses	62,065	47,982
Pre-opening expenses	3,772	1,656

Operating income	8,084	9,875
Interest expense	915	996

Income before income taxes	7,169	8,879
Income tax expense	2,894	3,560

Net income	$4,275	$5,319

Less preferred stock dividends	—	3,743

Net income available to common stockholders	$4,275	$1,576

Net income per common share:
Basic	$0.08	$0.22
Diluted	$0.07	$0.10

Weighted average common shares outstanding:
Basic	56,956	7,185
Diluted	58,980	50,972
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	May 3,	May 5,
(Dollars in thousands)	2008	2007

Operating activities
Net income	$4,275	$5,319
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,018	9,840
Deferred income taxes	—	(822)
Non-cash stock compensation charges	591	289
Excess tax benefits from stock-based compensation	(1,083)	—
Loss on disposal of property and equipment	127	135
Change in operating assets and liabilities:
Receivables	1,110	1,338
Merchandise inventories	(36,455)	(23,630)
Prepaid expenses and other assets	(3,251)	(3,758)
Accounts payable	14,386	7,851
Accrued liabilities	(2,311)	(12,999)
Deferred rent	9,176	2,266

Net cash used in operating activities	(1,417)	(14,171)

Investing activities
Purchases of property and equipment, net	(30,545)	(17,757)
Receipt of related party notes receivable	—	373

Net cash used in investing activities	(30,545)	(17,384)

Financing activities
Proceeds on long-term borrowings	289,238	239,123
Payments on long-term borrowings	(259,474)	(206,769)
Initial public offering issuance costs	(59)	—
Purchase of treasury stock	—	(1,830)
Excess tax benefits from stock-based compensation	1,083	—
Proceeds from issuance of common stock under stock plans	1,360	547

Net cash provided by financing activities	32,148	31,071

Net increase (decrease) in cash and cash equivalents	186	(484)
Cash and cash equivalents at beginning of period	3,789	3,645

Cash and cash equivalents at end of period	$3,975	$3,161

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three months ended
	May 3,	May 5,
(Dollars in thousands)	2008	2007

Supplemental cash flow information
Cash paid for interest	$1,006	$574

Cash paid for income taxes	$3	$7,121

Noncash investing and financing activities:
Purchases of property and equipment included in accrued liabilities	$334	$5,054

Unrealized (gain) loss on interest rate swap hedge, net of tax	$(143)	$99

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$ 211,503
Common stock options exercised	369	4	—	—	1,356	—	—	1,360
Unrealized gain on interest rate swap hedge, net of $90 income tax	—	—	—	—	—	—	143	143
Net income for the three months ended May 3, 2008	—	—	—	—	—	4,275	—	4,275

Comprehensive income	—	—	—	—	—	—	—	4,418
Excess tax benefits from stock-based compensation	—	—	—	—	1,083	—	—	1,083
Stock compensation charge	—	—	—	—	591	—	—	591
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — May 3, 2008	57,780	$578	(505)	$(4,179)	$287,922	$(64,849)	$(576)	$ 218,896

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Business and basis of presentation
The accompanying consolidated financial statements of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) include Ulta Salon, Cosmetics & Fragrance, Inc. and its wholly owned subsidiary, Ulta Internet Holdings, Inc. (Internet). All inter-company balances and transactions have been eliminated. The operations of Internet were merged into the Company during 2006, resulting in its dissolution as a separate legal entity on November 30, 2006.
All amounts are stated in thousands, with the exception of per share amounts and number of stores.
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 3, 2008, the Company operated 265 stores in 32 states, as shown in the table below:

Number of
State	stores
Alabama	4
Arizona	20
California	28
Colorado	9
Delaware	1
Florida	17
Georgia	15
Illinois	30
Indiana	5
Iowa	2
Kansas	1
Kentucky	2
Louisiana	1
Maryland	5
Massachusetts	3
Michigan	5
Minnesota	6
Nebraska	1
Nevada	6
New Jersey	9
New York	8
North Carolina	10
Ohio	3
Oklahoma	5
Oregon	3
Pennsylvania	13
South Carolina	4
Tennessee	2
Texas	34
Virginia	7
Washington	4
Wisconsin	2

Total	265
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three months ended May 3, 2008 and May 5, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
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

Initial public offering
On October 30, 2007, the Company completed an initial public offering in which the Company sold 7,667 shares of common stock resulting in net proceeds of $123,549 after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold approximately 2,154 additional shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds from the offering to pay $93,012 of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4,792 to redeem the Company’s Series III preferred stock, and $25,745 to reduce the Company’s borrowings under its third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to consolidated financial statements” in the Annual Report.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2008 and 2007 ended on May 3, 2008 and May 5, 2007, respectively.
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
The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on the historical volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to develop the expected life. Any dividend we might declare in the future would be subject to the applicable provisions of our credit agreement, which currently restricts our ability to pay cash dividends. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.
The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

Three months ended
	May 3, 2008	May 5, 2007

Volatility rate	38% - 41%	45%
Risk-free interest rate	2.00% - 2.70%	4.54%
Average expected life (years)	5.00	6.25
Dividend yield	None	None
The Company granted 1.1 million stock options during the three months ended May 3, 2008. The weighted-average grant date fair value of options granted in fiscal 2008 was $5.28 per option.

The Company recorded stock compensation expense of $591 and $289 for the three months ended May 3, 2008 and May 5, 2007, respectively. At May 3, 2008, there was approximately $11,600 of unrecognized compensation expense related to unvested options.
Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company does not currently maintain a liability for unrecognized tax benefits. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax-related interest and penalties recorded in the consolidated financial statements were not significant for the three months ended May 3, 2008 and May 5, 2007. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally three years, or fiscal 2005, 2006, and 2007.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended
	May 3,	May 5,
	2008	2007

Net income	$4,275	$5,319
Unrealized (loss) gain on interest rate swap hedge, net of income tax	143	(99)

Comprehensive income	$4,418	$5,220

Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position or results of operations.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three months ended May 3, 2008 and May 5, 2007. Total rent expense under operating leases was $15,459 and $11,567 for the three months ended May 3, 2008 and May 5, 2007, respectively.
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. Defendants have until July 21, 2008 to respond to the amended complaint.
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
4. Notes payable
The Company’s credit facility is with LaSalle Bank National Association and its successors as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150,000 and a $50,000 accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The weighted-average interest rate on the outstanding borrowings as of May 3, 2008 and February 2, 2008, was 3.951% and 4.812%, respectively. The Company had approximately $45,140 and $73,140 of availability as of May 3, 2008 and February 2, 2008, respectively, excluding the accordion option.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of May 3, 2008 and February 2, 2008.
At May 3, 2008, the Company has classified $86,391 of outstanding borrowings under the facility as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year.
5. Financial instruments
On January 31, 2007, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap results in fixed rate payments at an interest rate of 5.11% for a term of three years.
As of May 3, 2008 and February 2, 2008, the interest rate swap had a negative fair value of $952 and $1,184 included in accrued liabilities, respectively. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain in the other comprehensive loss section of stockholders’ equity in the consolidated balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.
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
On February 3, 2008, the company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. The adoption had no impact on the consolidated financial statements. SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of May 3, 2008 measured at fair value on a recurring basis:

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$952	$—
6. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended
	May 3,	May 5,
	2008	2007

Numerator for diluted net income per share — net income	$4,275	$5,319
Less preferred stock dividends	—	3,743

Numerator for basic net income per share	$4,275	$1,576

Denominator for basic net income per share — weighted-average common shares	56,956	7,185
Dilutive effect of stock options and non-vested stock	2,024	2,195
Dilutive effect of convertible preferred stock	—	41,592

Denominator for diluted net income per share	58,980	50,972

Net income per common share:
Basic	$0.08	$0.22
Diluted	$0.07	$0.10
The denominator for diluted net income per common share for the three months ended May 3, 2008 and May 5, 2007 excludes 3,044 and 1,741 employee options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in our Annual Report on Form 10-K for the year ended February 2, 2008. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, off-mall locations such as power centers and lifestyle centers with other destination retailers. As of May 3, 2008, we operated 265 stores across 32 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
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
On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock resulting in net proceeds of $123.5 million after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold approximately 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem the Company’s Series III preferred stock, and $25.7 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524,002 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.
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

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2008 and 2007 ended on May 3, 2008 and May 5, 2007, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Three months ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
	(Dollars in thousands)		(Percentage of net sales)
Net sales	$239,298	$194,113	100.0%	100.0%
Cost of sales	165,377	134,600	69.1%	69.3%

Gross profit	73,921	59,513	30.9%	30.7%

Selling, general and administrative expenses	62,065	47,982	25.9%	24.7%
Pre-opening expenses	3,772	1,656	1.6%	0.9%

Operating income	8,084	9,875	3.4%	5.1%
Interest expense	915	996	0.4%	0.5%

Income before income taxes	7,169	8,879	3.0%	4.6%
Income tax expense	2,894	3,560	1.2%	1.8%

Net income	$4,275	$5,319	1.8%	2.7%

Other operating data:
Number stores end of period	265	203
Comparable store sales increase	3.9%	9.2%
Comparison of three months ended May 3, 2008 to three months ended May 5, 2007
Net sales
Net sales increased $45.2 million, or 23.3%, to $239.3 million for the three months ended May 3, 2008, compared to $194.1 million for the three months ended May 5, 2007. The increase is due to an additional 62 net new stores operating since first quarter 2007 and a 3.9% increase in comparable store sales. Non-comparable stores contributed $38.1 million of the net sales increase while comparable stores contributed $7.1 million of the total net sales increase. Our comparable store sales growth in 2008 was driven by a combination of higher average ticket and positive customer traffic. The increase in average ticket was driven by continued expansion of our prestige brand assortment.
Gross profit
Gross profit increased $14.4 million, or 24.2%, to $73.9 million for the three months ended May 3, 2008, compared to $59.5 million for the three months ended May 5, 2007. Gross profit as a percentage of net sales increased 20 basis points to 30.9% for the three months ended May 3, 2008, compared to 30.7% for the three months ended May 5, 2007.
The increase in gross profit is due to a 40 basis point increase in advertising allowances, net of a de-leverage of fixed store occupancy costs due to increased new store openings. The increase in advertising allowances is related to the additional marketing event in the first quarter 2008 as discussed below in selling, general and administrative expenses. Advertising allowances are recognized in gross profit when the related vendor product is sold.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $14.1 million, or 29.4%, to $62.1 million for the three months ended May 3, 2008, compared to $48.0 million for the three months ended May 5, 2007. As a percentage of net sales, selling, general and administrative expenses increased 120 basis points to 25.9% for the three months ended May 3, 2008, compared to 24.7% for the three months ended May 5, 2007. The increase includes a $1.1 million, or 50 basis point, increase in advertising expense related to one incremental advertising vehicle during the first quarter 2008. In addition, the first quarter 2008 includes $0.3 million, or 15 basis points, of incremental share-based compensation expense and a $0.7 million, or 30 basis point, severance charge related to the previously announced management change.
Pre-opening expenses
Pre-opening expenses increased $2.1 million, or 127.8%, to $3.8 million for the three months ended May 3, 2008, compared to $1.7 million for the three months ended May 5, 2007. During the three months ended May 3, 2008, we opened 17 new stores and remodeled 1 store, compared to 7 new store openings and 3 remodels during the three months ended May 5, 2007.
Interest expense
Interest expense was $0.9 million for the three months ended May 3, 2008, compared to $1.0 million for the three months ended May 5, 2007. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $2.9 million for the three months ended May 3, 2008 represents an effective tax rate of 40.4%, compared to $3.6 million of tax expense representing an effective tax rate of 40.1% for the three months ended May 5, 2007.
Net income
Net income decreased $1.0 million, or 19.6%, to $4.3 million for the three months ended May 3, 2008, compared to $5.3 million for the three months ended May 5, 2007. The decrease is primarily related to the increase in the store opening program resulting in an incremental $2.1 million in pre-opening expenses and a $0.7 million severance expense.
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
Merchandise inventories were $212.6 million at May 3, 2008, an increase of $59.7 million from May 5, 2007. Approximately $44.7 million of the increase is due to the addition of 62 net new stores opened since May 5, 2007; approximately $9.0 million represents incremental inventory related to our newly opened distribution center; and $6.0 million relates to inventory for 12 of the 18 stores we plan to open in the second quarter of 2008. Average inventory per store was flat to the prior year quarter, excluding the additional $9.0 million of inventory related to the new distribution center.

On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock to the public at a price of $18.00 per share resulting in aggregate gross proceeds from the sale of shares of common stock of $138.0 million. Selling stockholders sold approximately 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The aggregate net proceeds to us were $123.5 million after deducting $9.7 million in underwriting discounts and commissions and $4.8 million in offering expenses. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on the Company’s preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem the Company’s Series III preferred stock, and $25.7 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, the Company converted 41,524,002 preferred shares into common shares and restated the par value of its common stock to $0.01 per share.
Credit facility
Our credit facility is with LaSalle Bank National Association and its successors as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $150 million and a $50 million accordion option through May 31, 2011. The credit facility agreement contains a restrictive financial covenant on tangible net worth. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31). We plan to exercise the $50 million accordion option of our credit facility during fiscal 2008.
The weighted-average interest rate on the outstanding balances under the facility as of May 3, 2008 and February 2, 2008 was 3.951% and 4.812%, respectively. We had approximately $45.1 million and $73.1 million of availability as of May 3, 2008 and February 2, 2008, respectively, excluding the accordion option. We also have an ongoing letter of credit that renews annually. The balance was $0.3 million as of May 3, 2008 and February 2, 2008.
As of May 3, 2008, we had classified $86.4 million of outstanding borrowings under the facility as long-term, as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year.
Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains and losses on disposal of property and equipment, and the effect of changes in working capital items.

	Three months ended
	May 3,	May 5,
(Dollars in thousands)	2008	2007

Net income	$4,275	$5,319
Items not affecting cash:
Depreciation and amoritzation	12,018	9,840
Deferred income taxes	—	(822)
Non-cash stock compensation charges	591	289
Excess tax benefits from stock-based compensation	(1,083)	—
Loss on disposal of property and equipment	127	135
Changes in working capital items	(17,345)	(28,932)

Net cash used in operating activities	$(1,417)	$(14,171)

Net cash used in operating activities was $1.4 million and $14.2 million for the three months ended May 3, 2008 and May 5, 2007, respectively. The decrease in net cash used in operating activities of $12.8 million is primarily attributed to an increase of $11.6 million in net working capital changes related to an additional 62 net new stores operating since first quarter 2007.

Investing activities
Investing activities consist primarily of capital expenditures for new and remodeled stores as well as investments in information technology systems.

	Three months ended
	May 3,	May 5,
(Dollars in thousands)	2008	2007

Purchases of property and equipment, net	$(30,545)	$(17,757)
Receipt of related party notes receivable	–	373

Net cash used in investing activities	$(30,545)	$(17,384)

Net cash used in investing activities was $30.5 million and $17.4 million for the three months ended May 3, 2008 and May 5, 2007, respectively, primarily representing new store investments.
Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions.

	Three months ended
	May 3,	May 5,
(Dollars in thousands)	2008	2007

Proceeds on long-term borrowings	$289,238	$239,123
Payments on long-term borrowings	(259,474)	(206,769)
Initial public offering issuance costs	(59)	—
Purchase of treasury stock	—	(1,830)
Excess tax benefits from stock-based compensation	1,083	—
Proceeds from issuance of common stock under stock plans	1,360	547

Net cash provided by financing activities	$32,148	$31,071

Net cash provided by financing activities was $32.1 million and $31.1 million for the three months ended May 3, 2008 and May 5, 2007, respectively. The increase in net cash provided by financing activities of $1.0 million is primarily attributed to the net increase in long-term borrowings of $2.6 million.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended May 3, 2008.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of May 3, 2008. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of May 3, 2008.

Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended February 2, 2008.
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
The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with SAB No. 107, Share-Based Payment and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to develop the expected life. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.
See notes to consolidated financial statements, “Summary of significant accounting policies - Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions.
Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of May 3, 2008 and February 2, 2008 had a negative fair value of $1.0 million and $1.2 million included in accrued liabilities, respectively. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income in stockholders’ equity. Our weighted average debt for the three months ended May 3, 2008 was $59.4 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense for the three months ended May 3, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.
Based on management’s evaluation as of May 3, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control.  There were no changes to our internal controls over financial reporting during the three months ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. Defendants have until July 21, 2008 to respond to the amended complaint.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
     On June 16, 2008 Ms. Lyn Kirby, Ulta’s Chief Executive Officer entered into a new employment agreement with a term through the later of March 17, 2011, or the date Ulta announces it fiscal year 2010-2011 earnings. The following summarizes the material terms of the agreement, the full terms of which are incorporated herein by reference to the copy filed herewith as Exhibit 10.4:
•	Ms. Kirby will remain as the President and Chief Executive Officer, and will retain her duties as such. However, at such time as the Board may determine in the future, Ms. Kirby will assist the Board in establishing and implementing a successorship strategy in which she will transition her President and Chief Executive Officer duties to a successor chosen by the Board.

•	Her base salary for 2008 is $770,000, which will be reviewed annually by the Compensation Committee and may be increased, but not decreased, unless in connection with a decrease applicable to all or substantially all officers.

•	Her target bonus for each year will be not less than 100% of base salary, but with a maximum bonus of 200% base salary. Actual bonus earned will be based on achievement of performance targets established by the Compensation Committee.

•	As described in the 8 K/A filed on May 13, 2008, Ms. Kirby received a grant of an option to purchase 625,000 shares with an exercise price equal to $14.06 per share (the “2008 Options”). The 2008 Options will vest and become exercisable in three installments on the date Ulta releases its earnings in 2009, 2010 and 2011 for each fiscal year as follows:
•	250,000 — fiscal year 2008-2009 earnings release date in 2009

•	250,000 — fiscal year 2009-2010 earnings release in 2010

•	125,000 — fiscal year 2010-2011 earnings release in 2011
In addition, if Ms. Kirby’s employment is terminated by Ulta without cause or she terminates for good reason (as described below), the 2008 Options will vest in full. If she is terminated without cause or she terminates for good reason prior to December 31, 2010, then she will have until March 24, 2011 to exercise the 2008 Options. If she is terminated for cause the 2008 Options will terminate and no longer be exercisable. If she terminates her employment other than for good reason or upon expiration of the employment agreement, then she normally will have 90 days to exercise the 2008 Options. However, if she is prohibited from selling shares acquired upon exercise of the 2008 Option (as well as the 2009 Option and 2010 Option described below) because she is in possession of material nonpublic information or Ulta is prohibited by the federal securities laws from issuing the shares upon exercise of the option, then the exercise period for the 2008 Options (as well as the 2009 Option and 2010 Option described below) will be extended to the earlier of (i) the expiration of the options’ normal 10 year term or (ii) the date Ulta determines that she is no longer in possession of material nonpublic information or that it may legally issue the shares.

•	On the first day that executives are allowed to trade in Ulta’s common stock in 2009 following the fiscal year 2008-2009 earnings release, she will be granted options to purchase 200,000 shares at an exercise price equal to the fair market value of Ulta’s common stock on such date (the “2009 Options”). Such options will vest and become exercisable in two equal installments in 2010 and 2011 on the date Ulta releases its earnings for fiscal years 2009-2010 and 2010-2011. If Ms. Kirby’s employment is terminated without cause or she terminates her employment for good reason then the 2009 Options will vest in full. If such termination occurs prior to the scheduled grant date for the 2009 Options, then the 2009 Options will be granted on the date immediately prior to her termination date, and will be fully vested and exercisable at such time. The 2009 Options will have an exercise period of three years from their date of grant, unless her employment is terminated for cause, in which case the 2009 options will automatically expire and will no longer be exercisable.

•	On the first day that executives are allowed to trade in Ulta’s common stock in 2010 following the fiscal year 2009-2010 earnings release, Ms. Kirby will be granted options to purchase 200,000 shares, at an exercise price equal the fair market value of Ulta’s common stock on such date (the “2010 Options”). The 2010 Options will vest and become exercisable 100% in 2011 on the date Ulta releases its earnings for fiscal year 2010-2011. If Ms. Kirby’s employment is terminated without cause or she terminates her employment for good reason then the 2010 Options will vest in full. If such termination occurs prior to the scheduled grant date for the 2010 Options, then the 2010 Options will be granted on the date immediately prior to her termination date, and will be fully vested and exercisable at such time. The 2010 Options will have an exercise period of three years from their date of grant, unless her employment is terminated for cause, in which case the 2010 options will automatically expire and will no longer be exercisable.

•	Ms. Kirby will be able to exercise her options at anytime during their term whether or not vested. If she exercises unvested options, the shares acquired will be restricted, in that they will not be transferable and will be subject to forfeiture upon the same terms as the options.

•	Ms. Kirby will be eligible to receive one year’s salary payable in installments and a pro rata bonus paid in a lump sum based on Ulta’s actual performance for the year in which her employment terminates due to death or disability.

•	In the event Ms. Kirby’s employment is terminated without cause or she terminates for good reason, she will be entitled to the following as severance:
•	Two times her base salary in effect at the time of termination payable in 12 installments

•	Pro rata bonus based on Ulta’s performance for the year of termination payable in a lump sum

•	Continued health benefits under COBRA for a period of 18 months at the same cost applicable to active employees

•	If such termination is within 12 months following a change in control, then she will fully vest in all options.
•	All payments to be made and benefits to be received upon termination of employment by reason of disability, without cause or for good reason, including the accelerated vesting of the options and grant of the 2009 and 2010 options, are subject to continued compliance with the terms of the noncompete described below and execution of a general release of claims.

•	For purposes of the employment agreement, Ulta may terminate her employment for cause based on her :
•	continued willful failure substantially to perform her duties, following written notice;

•	willful engagement in gross misconduct that is materially injurious to Ulta;

•	willful, fraudulent or dishonest action that is materially detrimental to the business or reputation of Ulta;

•	willful and material breach of the noncompete policy or any policy of Ulta relating to discrimination, harassment or trading in Ulta’s securities, after she has been given written notice detailing the specific event constituting such breach and a period of thirty (30) days following receipt of such notice to cure such event (if susceptible to cure); or

•	conviction of, or plea of guilty or nolo contendere to a felony.
Ms. Kirby may terminate her employment for good reason if there is:
•	A material reduction in her material duties and responsibilities, or the assignment of duties materially inconsistent with her position as previously assigned by the board of directors; provided, however, that any reduction in duties and responsibilities and the assignment of new duties in connection with the implementation of the successorship plan will not be good reason;

•	An adverse or material change in reporting responsibilities, including any requirement that she report to anyone other than the board of directors;

•	Appointment of a successor chief executive officer or an executive chairman prior to January 1, 2011;

•	Except for reductions to all officers’ salaries, any material reduction of her base salary or target bonus objective; or

•	Any material breach by Ulta of its obligations under the agreement.
•	In connection with entering into her employment agreement, Ms. Kirby executed an Amended and Restated Policy Regarding Noncompetition, Nonsolicitation and Confidential Information pursuant to which she agrees not to compete with Ulta during employment and for a period of two years thereafter, the first of those years by providing services to any business located within the United States, Canada or Mexico or through the Internet, that provide hairdressing, beauty salon and other spa services and sell perfume, fragrances, cosmetics, salon products, beauty aids and related goods and services at retail, or that distribute such goods, and during the second year by providing services to any business located within the United States, Canada or Mexico or through the Internet that engage solely in the retail distribution of hair styling, beauty salon, spa services, fragrance, cosmetics, salon products, or beauty aids/products.

Item 6. Exhibits

Exhibit
number	Description of document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.3	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.1	Second Amendment to Lease, dated February 20, 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.

10.2*	Second Amendment to Lease, dated March 17, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.

10.3*	Acceptance Letter and Commencement Date Agreement, dated March 24, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.

10.4	Employment Agreement, dated as of June 16, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 16, 2008 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer