Form 10-Q
period 2008-08-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2008-09-10
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 2, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 4, 2008 was 57,529,182 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information
Item 1. Consolidated Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets

	August 2,	February 2,	August 4,
(In thousands)	2008	2008	2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,255	$3,789	$3,165
Receivables, net	19,164	20,643	14,295
Merchandise inventories, net	197,028	176,109	148,559
Prepaid expenses and other current assets	22,699	19,184	23,292
Deferred income taxes	9,063	9,219	5,476

Total current assets	251,209	228,944	194,787

Property and equipment, net	278,378	236,389	196,919
Deferred income taxes	4,080	4,080	4,125
Other assets	—	—	1,763

Total assets	$533,667	$469,413	$397,594

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$31,766	$—	$33,788
Accounts payable	40,630	52,122	41,010
Accrued liabilities	52,865	54,719	45,308
Accrued income taxes	4,374	5,064	—

Total current liabilities	129,635	111,905	120,106

Notes payable — less current portion	86,390	74,770	55,038
Deferred rent	93,291	71,235	56,651

Total liabilities	309,316	257,910	231,795

Commitments and contingencies

Series III redeemable preferred stock	—	—	4,792
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets (continued)

	August 2,	February 2,	August 4,
(In thousands, except per share data)	2008	2008	2007
	(unaudited)		(unaudited)
Stockholders’ equity:
Preferred stock	$—	$—	$230,680
Treasury stock-preferred, at cost	—	—	(1,815)
Common stock, $.01 par value, 400,000 shares authorized; 58,028, 57,411 and 7,733 shares issued; 57,523, 56,906 and 7,482 shares outstanding; at August 2, 2008 (unaudited), February 2, 2008 and August 4, 2007 (unaudited), respectively	580	574	122
Treasury stock-common, at cost	(4,179)	(4,179)	(2,321)
Additional paid-in capital	289,587	284,951	17,753
Accumulated deficit	(61,161)	(69,124)	(83,336)
Accumulated other comprehensive loss	(476)	(719)	(76)

Total stockholders’ equity	224,351	211,503	161,007

Total liabilities and stockholders’ equity	$533,667	$469,413	$397,594

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$249,111	$200,449	$488,409	$394,562
Cost of sales	175,965	141,417	341,342	276,017

Gross profit	73,146	59,032	147,067	118,545

Selling, general and administrative expenses	61,889	51,188	123,954	99,170
Pre-opening expenses	4,050	2,914	7,822	4,570

Operating income	7,207	4,930	15,291	14,805
Interest expense	1,016	1,162	1,931	2,158

Income before income taxes	6,191	3,768	13,360	12,647
Income tax expense	2,503	1,562	5,397	5,122

Net income	$3,688	$2,206	$7,963	$7,525

Less preferred stock dividends	—	3,878	—	7,621

Net income (loss) available to common stockholders	$3,688	$(1,672)	$7,963	$(96)

Net income (loss) per common share:
Basic	$0.06	$(0.23)	$0.14	$(0.01)
Diluted	$0.06	$(0.23)	$0.13	$(0.01)

Weighted average common shares outstanding:
Basic	57,435	7,401	57,196	7,289
Diluted	59,012	7,401	59,000	7,289
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	August 2,	August 4,
(Dollars in thousands)	2008	2007
Operating activities
Net income	$7,963	$7,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,354	19,103
Non-cash stock compensation charges	1,544	554
Excess tax benefits from stock-based compensation	(1,101)	(918)
Loss (gain) on disposal of property and equipment	252	(65)
Change in operating assets and liabilities:
Receivables	1,479	4,180
Merchandise inventories	(20,919)	(19,322)
Prepaid expenses and other assets	(3,515)	(8,546)
Accounts payable	(11,492)	(2,062)
Accrued liabilities	433	(6,676)
Deferred rent	22,056	6,284

Net cash provided by operating activities	21,054	57

Investing activities
Purchases of property and equipment	(68,072)	(42,889)
Receipt of related party notes receivable	—	4,467

Net cash used in investing activities	(68,072)	(38,422)

Financing activities
Proceeds on long-term borrowings	579,492	468,668
Payments on long-term borrowings	(536,106)	(430,579)
Proceeds from issuance of common stock under stock plans	2,056	785
Excess tax benefits from stock-based compensation	1,101	918
Initial public offering issuance costs	(59)	—
Purchase of treasury stock	—	(1,907)

Net cash provided by financing activities	46,484	37,885

Net decrease in cash and cash equivalents	(534)	(480)
Cash and cash equivalents at beginning of period	3,789	3,645

Cash and cash equivalents at end of period	$3,255	$3,165

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six months ended
	August 2,	August 4,
(Dollars in thousands)	2008	2007
Supplemental cash flow information
Cash paid for interest	$2,175	$2,019

Cash paid for income taxes	$4,987	$12,076

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(1,477)	$10,988

Unrealized (gain) loss on interest rate swap hedge, net of tax	$(243)	$95

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)

			Treasury —				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$211,503
Common stock options exercised	617	6	—	—	2,050	—	—	2,056
Unrealized gain on interest rate swap hedge, net of $156 income tax	—	—	—	—	—	—	243	243
Net income for the six months ended August 2, 2008	—	—	—	—	—	7,963	—	7,963

Comprehensive income	—	—	—	—	—	—	—	8,206
Excess tax benefits from stock-based compensation	—	—	—	—	1,101	—	—	1,101
Stock compensation charge	—	—	—	—	1,544	—	—	1,544
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — August 2, 2008	58,028	$580	(505)	$(4,179)	$289,587	$(61,161)	$(476)	$224,351

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
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 2, 2008, the Company operated 283 stores in 34 states, as shown in the table below:

Number of
State	stores
Alabama	5
Arizona	22
California	28
Colorado	9
Delaware	1
Florida	19
Georgia	15
Illinois	30
Indiana	5
Iowa	2
Kansas	1
Kentucky	2
Louisiana	1
Maryland	6
Massachusetts	3
Michigan	7
Minnesota	6
Nebraska	1
Nevada	6
New Jersey	9
New York	8
North Carolina	12
Ohio	4
Oklahoma	6
Oregon	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	3
Texas	36
Utah	1
Virginia	8
Washington	4
Wisconsin	2

Total	283
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and six months ended August 2, 2008 and August 4, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009, or for any other future interim period or for any future year.
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
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2008 and 2007 ended on August 2, 2008 and August 4, 2007, respectively.
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
The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on the historical volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to develop the expected life. Any dividend the Company might declare in the future would be subject to the applicable provisions of its credit agreement, which currently restricts the Company’s ability to pay cash dividends. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.
The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

Six months ended
	August 2, 2008	August 4, 2007
Volatility rate	39% – 43%	34% – 45%
Risk-free interest rate	1.67% – 3.59%	4.54% – 5.05%
Average expected life (years)	3.4	4.7
Dividend yield	None	None
The Company granted 1.1 million stock options during the six months ended August 2, 2008. The weighted-average grant date fair value of options granted in fiscal 2008 was $4.97 per option.

The Company recorded stock compensation expense of $953 and $265 for the three months ended August 2, 2008 and August 4, 2007, respectively. The Company recorded stock compensation expense of $1,544 and $554 for the six months ended August 2, 2008 and August 4, 2007, respectively. At August 2, 2008, there was approximately $10,300 of unrecognized compensation expense related to unvested options.
Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company does not currently maintain a liability for unrecognized tax benefits. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax-related interest and penalties recorded in the consolidated financial statements were insignificant for the three and six months ended August 2, 2008 and August 4, 2007. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally three years, or fiscal 2007, 2006, and 2005.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net income	$3,688	$2,206	$7,963	$7,525
Unrealized (loss) gain on interest rate swap hedge, net of income tax	100	4	243	(95)

Comprehensive income	$3,788	$2,210	$8,206	$7,430

Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position or results of operations as it is disclosure-only in nature.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the six months ended August 2, 2008 and August 4, 2007. Total rent expense under operating leases was $16,571 and $12,857 for the three months ended August 2, 2008 and August 4, 2007, respectively. Total rent expense under operating leases was $32,030 and $24,424 for the six months ended August 2, 2008 and August 4, 2007, respectively.
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. Plaintiffs have until September 24, 2008 to respond to the Motion to Dismiss the Amended Complaint, and Defendants have until October 24 to file a Reply in Support of the Motion to Dismiss.
Although the Company intends to defend itself vigorously in this lawsuit, an adverse resolution may have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
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
On August 15, 2008, the Company entered into a First Amendment to the Third Amended and Restated Loan and Security Agreement by and between the Company, LaSalle Bank National Association, Wachovia Capital Finance Corporation and JPMorgan Chase Bank, N.A. The amendment exercised the $50,000 accordion option under the same terms and conditions as the existing facility.
The weighted-average interest rate on the outstanding borrowings as of August 2, 2008 and February 2, 2008, was 3.665% and 4.812%, respectively. The Company had approximately $31,518 and $73,140 of availability as of August 2, 2008 and February 2, 2008, respectively, excluding the accordion option.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of August 2, 2008 and February 2, 2008.
At August 2, 2008, the Company has classified $86,390 of outstanding borrowings under the facility as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year.
5. Financial instruments
On January 31, 2007, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap results in fixed rate payments at an interest rate of 5.11% for a term of three years.
As of August 2, 2008 and February 2, 2008, the interest rate swap had a negative fair value of $785 and $1,184 included in accrued liabilities, respectively. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain in the other comprehensive loss section of stockholders’ equity in the consolidated balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.
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
On February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. The adoption had no impact on the Company’s consolidated financial statements. SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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
The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of August 2, 2008 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3

Interest rate swap liability	$—	$785	$—
6. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Numerator for diluted net income per share — net income	$3,688	$2,206	$7,963	$7,525
Less preferred stock dividends	—	3,878	—	7,621

Numerator for basic net income (loss) per share	$3,688	$(1,672)	$7,963	$(96)

Denominator for basic net income per share — weighted-average common shares	57,435	7,401	57,196	7,289
Dilutive effect of stock options and non-vested stock	1,577	—	1,804	—

Denominator for diluted net income per share	59,012	7,401	59,000	7,289

Net income (loss) per common share:
Basic	$0.06	$(0.23)	$0.14	$(0.01)
Diluted	$0.06	$(0.23)	$0.13	$(0.01)
The denominators for diluted net income per common share for the three and six months ended August 2, 2008 exclude 3,221 and 2,993 employee options, respectively, due to their anti-dilutive effects.
The denominator for diluted net loss per common share for the three months ended August 4, 2007 excludes 2,621 employee options and non-vested stock and 41,524 convertible preferred shares, due to their anti-dilutive effects.
The denominator for diluted net loss per common share for the six months ended August 4, 2007 excludes 2,643 employee options and non-vested stock and 41,558 convertible preferred shares, due to their anti-dilutive effects.

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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, off-mall locations such as power centers and lifestyle centers with other destination retailers. As of August 2, 2008, we operated 283 stores across 34 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
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

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2008 and 2007 ended on August 2, 2008 and August 4, 2007, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
(Dollars in thousands)	2008	2007	2008	2007

Net sales	$249,111	$200,449	$488,409	$394,562
Cost of sales	175,965	141,417	341,342	276,017

Gross profit	73,146	59,032	147,067	118,545

Selling, general and administrative expenses	61,889	51,188	123,954	99,170
Pre-opening expenses	4,050	2,914	7,822	4,570

Operating income	7,207	4,930	15,291	14,805
Interest expense	1,016	1,162	1,931	2,158

Income before income taxes	6,191	3,768	13,360	12,647
Income tax expense	2,503	1,562	5,397	5,122

Net income	$3,688	$2,206	$7,963	$7,525

Other operating data:
Number stores end of period	283	211	283	211
Comparable store sales increase	3.7%	6.5%	3.8%	7.8%

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
(Percentage of net sales)	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	70.6%	69.9%	70.0%

Gross profit	29.4%	29.4%	30.1%	30.0%

Selling, general and administrative expenses	24.8%	25.5%	25.4%	25.1%
Pre-opening expenses	1.6%	1.5%	1.6%	1.2%

Operating income	2.9%	2.5%	3.1%	3.8%
Interest expense	0.4%	0.6%	0.4%	0.5%

Income before income taxes	2.5%	1.9%	2.7%	3.2%
Income tax expense	1.0%	0.8%	1.1%	1.3%

Net income	1.5%	1.1%	1.6%	1.9%

Comparison of three months ended August 2, 2008 to three months ended August 4, 2007
Net sales
Net sales increased $48.7 million, or 24.3%, to $249.1 million for the three months ended August 2, 2008, compared to $200.4 million for the three months ended August 4, 2007. The increase is due to an additional 72 net new stores operating since second quarter 2007 and a 3.7% increase in comparable store sales. Non-comparable stores contributed $41.7 million of the net sales increase while comparable stores contributed $7.0 million of the total net sales increase. Our comparable store sales growth in 2008 was driven by a combination of higher average ticket and positive customer traffic. The increase in average ticket was driven by continued expansion of our prestige brand assortment while customer traffic growth was driven by the successful execution of our marketing strategy.
Gross profit
Gross profit increased $14.1 million, or 23.9%, to $73.1 million for the three months ended August 2, 2008, compared to $59.0 million for the three months ended August 4, 2007. Gross profit as a percentage of net sales remained unchanged at 29.4% for the three months ended August 2, 2008 and August 4, 2007. A 40 basis point de-leverage of store occupancy costs during the second quarter 2008 resulting from new store growth was offset by a one-time benefit from merchandise purchased at favorable terms to fill the new distribution center.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $10.7 million, or 20.9%, to $61.9 million for the three months ended August 2, 2008, compared to $51.2 million for the three months ended August 4, 2007. As a percentage of net sales, selling, general and administrative expenses decreased 70 basis points to 24.8% for the three months ended August 2, 2008, compared to 25.5% for the three months ended August 4, 2007. The improvement was driven by a 100 basis point improvement in leverage of our corporate infrastructure on our growing store base, net of a 30 basis point ($0.7 million) increase in share-based compensation expense.
Pre-opening expenses
Pre-opening expenses increased $1.2 million, or 39.0%, to $4.1 million for the three months ended August 2, 2008, compared to $2.9 million for the three months ended August 4, 2007. During the three months ended August 2, 2008, we opened 18 new stores and remodeled 5 stores, compared to 8 new store openings and 4 remodeled stores during the three months ended August 4, 2007.
Interest expense
Interest expense was $1.0 million for the three months ended August 2, 2008, compared to $1.2 million for the three months ended August 4, 2007. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $2.5 million for the three months ended August 2, 2008 represents an effective tax rate of 40.4%, compared to $1.6 million of tax expense representing an effective tax rate of 41.5% for the three months ended August 4, 2007. The prior year quarter included an adjustment to the state tax rate.
Net income
Net income increased $1.5 million, or 67.2%, to $3.7 million for the three months ended August 2, 2008, compared to $2.2 million for the three months ended August 4, 2007. The increase is primarily related to the $14.1 million increase in gross profit, partially offset by a $10.7 million increase in selling, general and administrative expenses and an incremental $1.2 million in pre-opening expenses.
Comparison of six months ended August 2, 2008 to six months ended August 4, 2007
Net sales
Net sales increased $93.8 million, or 23.8%, to $488.4 million for the six months ended August 2, 2008, compared to $394.6 million for the six months ended August 4, 2007. The increase is due to an additional 72 net new stores operating since second quarter 2007 and a 3.8% increase in comparable store sales. Non-comparable stores contributed $79.6 million of the net sales increase while comparable stores contributed $14.2 million of the total net sales increase. Our comparable store sales growth in 2008 was driven by a combination of higher average ticket and positive customer traffic. The increase in average ticket was driven by continued expansion of our prestige brand assortment while customer traffic growth was driven by the successful execution of our marketing strategy.
Gross profit
Gross profit increased $28.6 million, or 24.1%, to $147.1 million for the six months ended August 2, 2008, compared to $118.5 million for the six months ended August 4, 2007. Gross profit as a percentage of net sales increased 10 basis points to 30.1% for the six months ended August 2, 2008, compared to 30.0% for the six months ended August 4, 2007. A 30 basis point de-leverage of store occupancy costs during the six months ended August 2, 2008 resulting from new store growth was offset by a one-time benefit from merchandise purchased at favorable terms to fill the new distribution center and advertising allowances during the first quarter of 2008 related to an incremental advertising vehicle.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $24.8 million, or 25.0%, to $124.0 million for the six months ended August 2, 2008, compared to $99.2 million for the six months ended August 4, 2007. As a percentage of net sales, selling, general and administrative expenses increased 30 basis points to 25.4% for the six months ended August 2, 2008, compared to 25.1% for the six months ended August 4, 2007. The increase includes a $1.1 million increase in advertising expense related to one incremental advertising vehicle in the first quarter of 2008. In addition, the first quarter of 2008 included a $0.7 million severance charge related to the previously announced management departure in March 2008.
Pre-opening expenses
Pre-opening expenses increased $3.2 million, or 71.2%, to $7.8 million for the six months ended August 2, 2008, compared to $4.6 million for the six months ended August 4, 2007. During the six months ended August 2, 2008, we opened 35 new stores and remodeled 6 stores, compared to 15 new store openings and 7 remodeled stores during the six months ended August 4, 2007.
Interest expense
Interest expense was $1.9 million for the six months ended August 2, 2008, compared to $2.2 million for the six months ended August 4, 2007. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $5.4 million for the six months ended August 2, 2008 represents an effective tax rate of 40.4%, compared to $5.1 million of tax expense representing an effective tax rate of 40.5% for the six months ended August 4, 2007.
Net income
Net income increased $0.5 million, or 5.8%, to $8.0 million for the six months ended August 2, 2008, compared to $7.5 million for the six months ended August 4, 2007. The increase is primarily related to the $28.6 million increase in gross profit, partially offset by a $24.8 million increase in selling, general and administrative expenses and an incremental $3.2 million in pre-opening expenses.
Liquidity and capital resources
Our primary cash needs are for capital expenditures for new, relocated, and remodeled stores, increased merchandise inventories related to store expansion, planned expansion of our headquarters, and for continued improvement in our information technology systems.
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
Merchandise inventories were $197.0 million at August 2, 2008, an increase of $48.4 million from August 4, 2007. Average inventory per store was flat compared to the prior year quarter. The merchandise inventory increase of $48.4 million was due to the addition of 72 net new stores opened since August 4, 2007.
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
On August 15, 2008, we entered into a First Amendment to the Third Amended and Restated Loan and Security Agreement by and between the Company, LaSalle Bank National Association, Wachovia Capital Finance Corporation and JPMorgan Chase Bank, N.A. The amendment exercised the $50 million accordion option under the same terms and conditions as the existing facility.
The weighted-average interest rate on the outstanding balances under the facility as of August 2, 2008 and February 2, 2008 was 3.665% and 4.812%, respectively. We had approximately $31.5 million and $73.1 million of availability as of August 2, 2008 and February 2, 2008, respectively, excluding the accordion option. We also have an ongoing letter of credit that renews annually. The balance was $0.3 million as of August 2, 2008 and February 2, 2008.
As of August 2, 2008, we had classified $86.4 million of outstanding borrowings under the facility as long-term, as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year.

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains and losses on disposal of property and equipment, and the effect of changes in working capital items.

	Six months ended
	August 2,	August 4,
(Dollars in thousands)	2008	2007

Net income	$7,963	$7,525
Items not affecting cash:
Depreciation and amoritzation	24,354	19,103
Non-cash stock compensation charges	1,544	554
Excess tax benefits from stock-based compensation	(1,101)	(918)
Loss (gain) on disposal of property and equipment	252	(65)
Changes in working capital items	(11,958)	(26,142)

Net cash provided by operating activities	$21,054	$57

Net cash provided by operating activities was $21.1 million and $0.1 million for the six months ended August 2, 2008 and August 4, 2007, respectively. The increase in net cash provided by operating activities of $21.0 million is primarily attributed to an increase of $15.8 million in deferred rent related to the addition of 72 net new stores opened since August 4, 2007 and our second distribution center which opened in the first quarter of 2008. Deferred rent primarily represents construction allowances from landlords for tenant improvements.
Investing activities
Investing activities consist primarily of capital expenditures for new and remodeled stores as well as investments in information technology systems.

	Six months ended
	August 2,	August 4,
(Dollars in thousands)	2008	2007

Purchases of property and equipment, net	$(68,072)	$(42,889)
Receipt of related party notes receivable	—	4,467

Net cash used in investing activities	$(68,072)	$(38,422)

Net cash used in investing activities was $68.1 million and $38.4 million for the six months ended August 2, 2008 and August 4, 2007, respectively, primarily representing new store investments.

Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions.

	Six months ended
	August 2,	August 4,
(Dollars in thousands)	2008	2007

Proceeds on long-term borrowings	$579,492	$468,668
Payments on long-term borrowings	(536,106)	(430,579)
Proceeds from issuance of common stock under stock plans	2,056	785
Excess tax benefits from stock-based compensation	1,101	918
Initial public offering issuance costs	(59)	—
Purchase of treasury stock	—	(1,907)

Net cash provided by financing activities	$46,484	$37,885

Net cash provided by financing activities was $46.5 million and $37.9 million for the six months ended August 2, 2008 and August 4, 2007, respectively. The increase in net cash provided by financing activities of $8.6 million is primarily attributed to the net increase in long-term borrowings of $5.3 million, the $1.9 million decrease in purchases of treasury stock and the $1.3 million increase in proceeds from issuance of common stock under stock plans.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the six months ended August 2, 2008.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of August 2, 2008. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of August 2, 2008.

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
Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial position or results of operations as it is disclosure-only in nature.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of August 2, 2008 and February 2, 2008 had a negative fair value of $0.8 million and $1.2 million included in accrued liabilities, respectively. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income in stockholders’ equity. Our weighted average debt for the six months ended August 2, 2008 was $70.8 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense for the six months ended August 2, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.
Based on management’s evaluation as of August 2, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control. There were no changes to our internal controls over financial reporting during the three months ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. Plaintiffs have until September 24, 2008 to respond to the Motion to Dismiss the Amended Complaint, and Defendants have until October 24 to file a Reply in Support of the Motion to Dismiss.
Although we intend to defend ourselves vigorously in this lawsuit, an adverse resolution may have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on July 16, 2008, the Company’s stockholders elected three Class I Directors to hold office until the 2011 Annual Meeting of Stockholders and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009.
The table below shows the results of the stockholders’ votes:

	For	Against	Abstain	Withheld
Election of Class I Directors:
Dennis K. Eck	44,639,984	—	—	6,187,122
Yves Sisteron	43,802,296	—	—	7,024,810
Charles J. Philippin	50,571,458	—	—	255,648

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm	50,688,229	116,439	22,438	—
Messrs. Gallagher, Defforey, DiRomualdo, Heilbronn and Lebow and Ms. Kirby are continuing in their terms of office following the Annual Meeting.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
number	Description of document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form
S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

4.3	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form
S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).

10.15	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 15, 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (file No. 001-33764) filed with the Securities and Exchange Commission on August 20, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 10, 2008 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Lynelle P. Kirby

Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar

Gregg R. Bodnar
Chief Financial Officer