Form 10-Q
period 2008-11-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2008-12-10
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 1, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________
Commission File Number: 001-33764
ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3685240 (I.R.S. Employer Identification No.)

1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)
Registrant’s telephone number, including area code: (630) 410-4800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 4, 2008 was 57,671,142 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information
Item 1. Consolidated Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets

	November 1,	February 2,	November 3,
(In thousands)	2008	2008	2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,648	$3,789	$3,512
Receivables, net	20,488	20,643	16,089
Merchandise inventories, net	268,928	176,109	219,453
Prepaid expenses and other current assets	24,960	19,184	27,726
Deferred income taxes	9,088	9,219	5,614

Total current assets	327,112	228,944	272,394

Property and equipment, net	292,120	236,389	226,533
Deferred income taxes	4,080	4,080	4,125

Total assets	$623,312	$469,413	$503,052

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$51,590	$—	$41,962
Accounts payable	97,768	52,122	85,985
Accrued liabilities	50,532	54,719	55,669
Accrued income taxes	5,798	5,064	—

Total current liabilities	205,688	111,905	183,616

Notes payable — less current portion	86,390	74,770	55,038
Deferred rent	100,126	71,235	66,655

Total liabilities	392,204	257,910	305,309

Commitments and contingencies
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets (continued)

	November 1,	February 2,	November 3,
(In thousands, except per share data)	2008	2008	2007
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,168, 57,411 and 57,276 shares issued; 57,663, 56,906 and 56,771 shares outstanding; at November 1, 2008 (unaudited), February 2, 2008 and November 3, 2007 (unaudited), respectively	$582	$574	$573
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	291,362	284,951	284,362
Accumulated deficit	(56,144)	(69,124)	(82,728)
Accumulated other comprehensive loss	(513)	(719)	(285)

Total stockholders’ equity	231,108	211,503	197,743

Total liabilities and stockholders’ equity	$623,312	$469,413	$503,052

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
(In thousands, except per share data)	2008	2007	2008	2007

Net sales	$254,843	$208,235	$743,252	$602,797
Cost of sales	175,368	140,156	516,710	416,173

Gross profit	79,475	68,079	226,542	186,624

Selling, general and administrative expenses	65,176	55,609	189,130	154,779
Pre-opening expenses	4,693	4,494	12,515	9,064

Operating income	9,606	7,976	24,897	22,781
Interest expense	1,124	1,307	3,055	3,465

Income before income taxes	8,482	6,669	21,842	19,316
Income tax expense	3,465	2,463	8,862	7,585

Net income	$5,017	$4,206	$12,980	$11,731

Less preferred stock dividends	—	3,598	—	11,219

Net income available to common stockholders	$5,017	$608	$12,980	$512

Net income per common share:
Basic	$0.09	$0.06	$0.23	$0.06
Diluted	$0.09	$0.05	$0.22	$0.05
Weighted average common shares outstanding:
Basic	57,591	10,179	57,328	8,252
Diluted	59,013	12,476	59,005	10,447
See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	November 1,	November 3,
(Dollars in thousands)	2008	2007

Operating activities
Net income	$12,980	$11,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,619	28,597
Non-cash stock compensation charges	2,644	1,635
Excess tax benefits from stock-based compensation	(1,565)	(1,542)
Loss (gain) on disposal of property and equipment	219	(11)
Change in operating assets and liabilities:
Receivables	155	2,387
Merchandise inventories	(92,819)	(90,216)
Prepaid expenses and other assets	(5,776)	(10,596)
Accounts payable	45,646	42,914
Accrued liabilities	1,488	(4,065)
Deferred rent	28,891	16,288

Net cash provided by (used in) operating activities	29,482	(2,878)

Investing activities
Purchases of property and equipment	(96,608)	(74,648)
Receipt of related party notes receivable	—	4,467

Net cash used in investing activities	(96,608)	(70,181)

Financing activities
Proceeds on long-term borrowings	874,139	750,262
Payments on long-term borrowings	(810,929)	(703,999)
Proceeds from issuance of common stock under stock plans	2,269	953
Excess tax benefits from stock-based compensation	1,565	1,542
Proceeds from issuance of common stock in initial public offering, net of issuance costs	(59)	123,921
Payment of accumulated dividends in arrears	—	(93,012)
Redemption of Series III preferred stock	—	(4,792)
Purchase of treasury stock	—	(1,949)

Net cash provided by financing activities	66,985	72,926

Net decrease in cash and cash equivalents	(141)	(133)
Cash and cash equivalents at beginning of period	3,789	3,645

Cash and cash equivalents at end of period	$3,648	$3,512

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine months ended
	November 1,	November 3,
(Dollars in thousands)	2008	2007

Supplemental cash flow information
Cash paid for interest	$3,437	$3,863

Cash paid for income taxes	$6,589	$16,486

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(3,039)	$18,390

Unrealized gain (loss) on interest rate swap hedge, net of tax	$206	$(304)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)

			Treasury —				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$211,503
Common stock options exercised	757	8	—	—	2,261	—	—	2,269
Unrealized gain on interest rate swap hedge, net of $131 income tax	—	—	—	—	—	—	206	206
Net income for the nine months ended November 1, 2008	—	—	—	—	—	12,980	—	12,980

Comprehensive income	—	—	—	—	—	—	—	13,186
Excess tax benefits from stock-based compensation	—	—	—	—	1,565	—	—	1,565
Stock compensation charge	—	—	—	—	2,644	—	—	2,644
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — November 1, 2008	58,168	$582	(505)	$(4,179)	$291,362	$(56,144)	$(513)	$231,108

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
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of November 1, 2008, the Company operated 304 stores in 35 states, as shown in the table below:

Number
State	of stores
Alabama	6
Arizona	22
California	28
Colorado	10
Delaware	1
Florida	20
Georgia	16
Illinois	31
Indiana	6
Iowa	2
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	3
Michigan	8
Minnesota	6
Missouri	2
Nebraska	2
Nevada	6
New Jersey	9
New York	9
North Carolina	12
Ohio	5
Oklahoma	6
Oregon	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	3
Texas	42
Utah	2
Virginia	9
Washington	4
Wisconsin	2

Total	304
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and nine months ended November 1, 2008 and November 3, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009, or for any other future interim period or for any future year.
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
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2008 and 2007 ended on November 1, 2008 and November 3, 2007, respectively.
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

The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

Nine months ended
	November 1, 2008	November 3, 2007
Volatility rate	39% – 43%	34% – 45%
Risk-free interest rate	1.67% – 3.59%	4.12% – 5.05%
Average expected life (years)	4.9	4.9
Dividend yield	None	None
The Company granted 1.7 million stock options during the nine months ended November 1, 2008. The weighted-average grant date fair value of options granted in fiscal 2008 was $5.33 per option.
The Company recorded stock compensation expense of $1,100 and $1,082 for the three months ended November 1, 2008 and November 3, 2007, respectively. The Company recorded stock compensation expense of $2,644 and $1,635 for the nine months ended November 1, 2008 and November 3, 2007, respectively. At November 1, 2008, there was approximately $12,407 of unrecognized compensation expense related to unvested options.
Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company does not currently maintain a liability for unrecognized tax benefits. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax-related interest and penalties recorded in the consolidated financial statements were insignificant for the three and nine months ended November 1, 2008 and November 3, 2007. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally three years, or fiscal 2007, 2006, and 2005.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income	$5,017	$4,206	$12,980	$11,731
Unrealized (loss) gain on interest rate swap hedge, net of income tax	(37)	(209)	206	(304)

Comprehensive income	$4,980	$3,997	$13,186	$11,427

Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. Early application is encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position or results of operations as it is disclosure-only in nature.

3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the nine months ended November 1, 2008 and November 3, 2007. Total rent expense under operating leases was $17,334 and $13,252 for the three months ended November 1, 2008 and November 3, 2007, respectively. Total rent expense under operating leases was $49,363 and $37,676 for the nine months ended November 1, 2008 and November 3, 2007, respectively.
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. On September 24, 2008, Lead Plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, Defendants filed their reply memorandum in support of their motion to dismiss.
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
The weighted-average interest rate on the outstanding borrowings as of November 1, 2008 and February 2, 2008, was 4.30% and 4.81%, respectively. The Company had approximately $61,694 (including the accordion option) and $73,140 (excluding the accordion option) of availability as of November 1, 2008 and February 2, 2008, respectively.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of November 1, 2008 and February 2, 2008.
At November 1, 2008, the Company has classified $86,390 of outstanding borrowings under the facility as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year.
5. Financial instruments
On January 31, 2007, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap results in fixed rate payments at an interest rate of 5.11% for a term of three years.

As of November 1, 2008 and February 2, 2008, the interest rate swap had a negative fair value of $847 and $1,184, respectively, and both are included in accrued liabilities. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain in the other comprehensive loss section of stockholders’ equity in the consolidated balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.
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
The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of November 1, 2008 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$847	$—

6. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Numerator for diluted net income per share — net income	$5,017	$4,206	$12,980	$11,731
Less preferred stock dividends	—	3,598	—	11,219

Numerator for basic net income per share	$5,017	$608	$12,980	$512

Denominator for basic net income per share — weighted-average common shares	57,591	10,179	57,328	8,252
Dilutive effect of stock options and non-vested stock	1,422	2,297	1,677	2,195

Denominator for diluted net income per share	59,013	12,476	59,005	10,447

Net income per common share:
Basic	$0.09	$0.06	$0.23	$0.06
Diluted	$0.09	$0.05	$0.22	$0.05
The denominators for diluted net income per common share for the three and nine months ended November 1, 2008 exclude 3,753 and 3,498 employee stock options, respectively, due to their anti-dilutive effects.
The denominator for diluted net income per common share for the three months ended November 3, 2007 excludes 2,357 employee stock options and 39,242 convertible preferred shares, due to their anti-dilutive effects.
The denominator for diluted net income per common share for the nine months ended November 3, 2007 excludes 2,488 employee stock options and 40,786 convertible preferred shares, due to their anti-dilutive effects.

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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, off-mall locations such as power centers and lifestyle centers with other destination retailers. As of November 1, 2008, we operated 304 stores across 35 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.
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
Our results of operations are materially affected by conditions in the general economy. We believe that the U.S economy is facing very challenging times, and that general economic conditions could deteriorate further. We continue to review and adjust our business activities to address the changing economic environment and, as a result we believe we are prudently growing our business, carefully managing inventory and liquidity and controlling expenses. Due to the uncertainty in the overall economic environment and the unpredictability of consumer behavior, it is very difficult for us to predict how our business may perform in the future. Our business and results of operations may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession.
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

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2008 and 2007 ended on November 1, 2008 and November 3, 2007, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
(Dollars in thousands)	2008	2007	2008	2007

Net sales	$254,843	$208,235	$743,252	$602,797
Cost of sales	175,368	140,156	516,710	416,173

Gross profit	79,475	68,079	226,542	186,624

Selling, general and administrative expenses	65,176	55,609	189,130	154,779
Pre-opening expenses	4,693	4,494	12,515	9,064

Operating income	9,606	7,976	24,897	22,781
Interest expense	1,124	1,307	3,055	3,465

Income before income taxes	8,482	6,669	21,842	19,316
Income tax expense	3,465	2,463	8,862	7,585

Net income	$5,017	$4,206	$12,980	$11,731

Other operating data:
Number stores end of period	304	237	304	237
Comparable store sales increase	2.0%	6.7%	3.2%	7.4%

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
(Percentage of net sales)	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8%	67.3%	69.5%	69.0%

Gross profit	31.2%	32.7%	30.5%	31.0%

Selling, general and administrative expenses	25.6%	26.7%	25.4%	25.7%
Pre-opening expenses	1.8%	2.2%	1.7%	1.5%

Operating income	3.8%	3.8%	3.3%	3.8%
Interest expense	0.4%	0.6%	0.4%	0.6%

Income before income taxes	3.3%	3.2%	2.9%	3.2%
Income tax expense	1.4%	1.2%	1.2%	1.3%

Net income	2.0%	2.0%	1.7%	1.9%

Comparison of three months ended November 1, 2008 to three months ended November 3, 2007
Net sales
Net sales increased $46.6 million, or 22.4%, to $254.8 million for the three months ended November 1, 2008, compared to $208.2 million for the three months ended November 3, 2007. The increase is due to an additional 67 net new stores operating since third quarter 2007 and a 2.0% increase in comparable store sales. Non-comparable stores contributed $55.9 million to net sales while comparable stores contributed $198.9 million to net sales. Our comparable store sales growth in 2008 was driven by positive customer traffic.
Gross profit
Gross profit increased $11.4 million, or 16.7%, to $79.5 million for the three months ended November 1, 2008, compared to $68.1 million for the three months ended November 3, 2007. Gross profit as a percentage of net sales decreased 150 basis points to 31.2% for the three months ended November 1, 2008, compared to 32.7% for the three months ended November 3, 2007. The 150 basis point decrease in gross margin rate was primarily driven by 100 basis points of expected de-leverage in fixed store occupancy costs resulting from the acceleration of our new store program over the last twelve months, 30 basis points of expected impact from incremental fixed occupancy costs related to our new distribution center opened in April 2008, and 20 basis points of gross margin investment to drive customer traffic and comparable store sales increases.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $9.6 million, or 17.2%, to $65.2 million for the three months ended November 1, 2008, compared to $55.6 million for the three months ended November 3, 2007. As a percentage of net sales, SG&A expenses decreased 110 basis points to 25.6% for the three months ended November 1, 2008, compared to 26.7% for the three months ended November 3, 2007. The improvement in SG&A expenses as a percentage of net sales was primarily driven by improved leverage in our corporate infrastructure on our growing store base, including a decrease in incentive compensation expense due to the drastic change in the retail environment during October that impacted our business outlook.
Pre-opening expenses
Pre-opening expenses increased $0.2 million, or 4.4%, to $4.7 million for the three months ended November 1, 2008, compared to $4.5 million for the three months ended November 3, 2007. During the three months ended November 1, 2008, we opened 21 new stores and remodeled 2 stores, compared to 26 new store openings and 7 remodeled stores during the three months ended November 3, 2007.
Interest expense
Interest expense was $1.1 million for the three months ended November 1, 2008, compared to $1.3 million for the three months ended November 3, 2007. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $3.5 million for the three months ended November 1, 2008 represents an effective tax rate of 40.9%, compared to $2.5 million of tax expense representing an effective tax rate of 36.9% for the three months ended November 3, 2007. The prior year quarter included an adjustment to the state tax rate.
Net income
Net income increased $0.8 million, or 19.3%, to $5.0 million for the three months ended November 1, 2008, compared to $4.2 million for the three months ended November 3, 2007. The increase is primarily related to the $11.4 million increase in gross profit, partially offset by a $9.6 million increase in SG&A expenses.

Comparison of nine months ended November 1, 2008 to nine months ended November 3, 2007
Net sales
Net sales increased $140.5 million, or 23.3%, to $743.3 million for the nine months ended November 1, 2008, compared to $602.8 million for the nine months ended November 3, 2007. The increase is due to an additional 67 net new stores operating since third quarter 2007 and a 3.2% increase in comparable store sales. Non-comparable stores contributed $154.8 million to net sales while comparable stores contributed $588.5 million to net sales. Our comparable store sales growth in 2008 was driven by positive customer traffic.
Gross profit
Gross profit increased $39.9 million, or 21.4%, to $226.5 million for the nine months ended November 1, 2008, compared to $186.6 million for the nine months ended November 3, 2007. Gross profit as a percentage of net sales decreased 50 basis points to 30.5% for the nine months ended November 1, 2008, compared to 31.0% for the nine months ended November 3, 2007. The decrease in gross margin rate was primarily driven by de-leverage of fixed store occupancy costs resulting from the acceleration of our new store program over the last twelve months.
Selling, general and administrative expenses
SG&A expenses increased $34.3 million, or 22.2%, to $189.1 million for the nine months ended November 1, 2008, compared to $154.8 million for the nine months ended November 3, 2007. As a percentage of net sales, SG&A expenses decreased 30 basis points to 25.4% for the nine months ended November 1, 2008, compared to 25.7% for the nine months ended November 3, 2007. The decrease was primarily driven by improved leverage in our corporate infrastructure on our growing store base, including a decrease in incentive compensation expense during the third quarter, net of increases of $1.1 million and $0.7 million in first quarter fiscal 2008 related to an incremental advertising vehicle and the previously announced management departure.
Pre-opening expenses
Pre-opening expenses increased $3.4 million, or 38.1%, to $12.5 million for the nine months ended November 1, 2008, compared to $9.1 million for the nine months ended November 3, 2007. During the nine months ended November 1, 2008, we opened 56 new stores and remodeled 8 stores, compared to 41 new store openings and 14 remodeled stores during the nine months ended November 3, 2007.
Interest expense
Interest expense was $3.1 million for the nine months ended November 1, 2008, compared to $3.5 million for the nine months ended November 3, 2007. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $8.9 million for the nine months ended November 1, 2008 represents an effective tax rate of 40.6%, compared to $7.6 million of tax expense representing an effective tax rate of 39.3% for the nine months ended November 3, 2007. The prior year period included an adjustment to the state tax rate.
Net income
Net income increased $1.3 million, or 10.6%, to $13.0 million for the nine months ended November 1, 2008, compared to $11.7 million for the nine months ended November 3, 2007. The increase is primarily related to the $39.9 million increase in gross profit, partially offset by a $34.3 million increase in SG&A expenses and an incremental $3.4 million in pre-opening expenses.

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
Merchandise inventories were $268.9 million at November 1, 2008, an increase of $49.4 million from November 3, 2007. Average inventory per store decreased 4.5% compared to the prior year quarter. The merchandise inventory increase of $49.4 million was due to the addition of 67 net new stores opened since November 3, 2007.
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
The weighted-average interest rate on the outstanding balances under the facility as of November 1, 2008 and February 2, 2008 was 4.30% and 4.81%, respectively. We had approximately $61.7 million (including the accordion option) and $73.1 million (excluding the accordion option) of availability as of November 1, 2008 and February 2, 2008, respectively. We also have an ongoing letter of credit that renews annually. The balance was $0.3 million as of November 1, 2008 and February 2, 2008.
As of November 1, 2008, we had classified $86.4 million of outstanding borrowings under the facility as long-term, as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year.

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains and losses on disposal of property and equipment, and the effect of changes in working capital items.

	Nine months ended
	November 1,	November 3,
(Dollars in thousands)	2008	2007

Net income	$12,980	$11,731
Items not affecting cash:
Depreciation and amortization	37,619	28,597
Non-cash stock compensation charges	2,644	1,635
Excess tax benefits from stock-based compensation	(1,565)	(1,542)
Loss (gain) on disposal of property and equipment	219	(11)
Changes in working capital items	(22,415)	(43,288)

Net cash provided by (used in) operating activities	$29,482	$(2,878)

Net cash provided by operating activities was $29.5 million for the nine months ended November 1, 2008 compared to net cash used by operating activities of $2.9 million for the nine months ended November 3, 2007. The increase in net cash provided by operating activities of $32.4 million is primarily attributable to increases of $12.6 million in deferred rent and $9.0 million in depreciation expense. These increases are related to the addition of 67 net new stores opened since November 3, 2007 and our second distribution center which opened in the first quarter of 2008. Deferred rent primarily represents construction allowances from landlords for tenant improvements.
Investing activities
Investing activities consist primarily of capital expenditures for new and remodeled stores as well as investments in information technology systems.

	Nine months ended
	November 1,	November 3,
(Dollars in thousands)	2008	2007

Purchases of property and equipment	$(96,608)	$(74,648)
Receipt of related party notes receivable	—	4,467

Net cash used in investing activities	$(96,608)	$(70,181)

Net cash used in investing activities was $96.6 million and $70.2 million for the nine months ended November 1, 2008 and November 3, 2007, respectively, primarily representing new store investments.

Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions.

	Nine months ended
	November 1,	November 3,
(Dollars in thousands)	2008	2007

Proceeds on long-term borrowings	$874,139	$750,262
Payments on long-term borrowings	(810,929)	(703,999)
Proceeds from issuance of common stock under stock plans	2,269	953
Excess tax benefits from stock-based compensation	1,565	1,542
Proceeds from issuance of common stock in initial public offering, net of issuance costs	(59)	123,921
Payment of accumulated dividends in arrears	—	(93,012)
Redemption of Series III preferred stock	—	(4,792)
Purchase of treasury stock	—	(1,949)

Net cash provided by financing activities	$66,985	$72,926

Net cash provided by financing activities was $67.0 million and $72.9 million for the nine months ended November 1, 2008 and November 3, 2007, respectively. In October 2007, we used the net proceeds of $123.9 million obtained in an initial public offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock and $4.8 million to redeem our Series III preferred stock. The decrease in net cash provided by financing activities is primarily due to the change in long-term debt, net of the IPO proceeds in fiscal 2007.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the nine months ended November 1, 2008.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of November 1, 2008. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of November 1, 2008.

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
Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. Early application is encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial position or results of operations as it is disclosure-only in nature.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of November 1, 2008 and February 2, 2008 had a negative fair value of $0.8 million and $1.2 million, respectively, and both are included in accrued liabilities. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income in stockholders’ equity. Our weighted average debt for the nine months ended November 1, 2008 was $76.7 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense for the nine months ended November 1, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.
Based on management’s evaluation as of November 1, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control. There were no changes to our internal controls over financial reporting during the three months ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. On September 24, 2008, Lead Plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, Defendants filed their reply memorandum in support of their motion to dismiss.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.
Economic conditions may cause a decline in general business conditions and consumer spending which could adversely affect our business and results of operations
Our results of operations are impacted by the relative condition of the U.S. economy. Our business and results of operations may be adversely affected by current and future economic conditions that cause a decline in general business conditions and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. In addition, the general deterioration of economic conditions could adversely affect real estate developers and landlords which we rely on to construct and operate the centers in which our stores are located. A bankruptcy or financial failure of a significant or number of real estate developers or shopping center landlords could have a material adverse affect on our results of operations.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 10, 2008 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer