Form 10-K
period 2009-01-31
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2009-04-02
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-33764

ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3685240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)

Registrant’s telephone number, including area code: (630) 410-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 2, 2008, as reported on the NASDAQ Global Select Market, was approximately $209.7 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of August 2, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 26, 2009 was 57,744,488 shares.
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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 31, 2009. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

Part I

Item 1.	Business

Overview

Ulta Salon, Cosmetics & Fragrance, Inc. is the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining the product breadth, value and convenience of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our business include:

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

Education.  We staff our stores with a team of well-trained beauty consultants and professionally licensed estheticians and stylists whose mission is to educate, inform and advise our customers regarding their beauty needs. We also provide product education through demonstrations, in-store videos and informational displays. Our focus on educating our customer reinforces our authority as her primary resource for beauty products and our credibility as a provider of consistent, high- quality salon services. Our beauty consultants are trained to service customers across all prestige lines and within our prestige “boutiques” where customers can receive a makeover or skin analysis.

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

Experienced management team.  We have an experienced senior management team with extensive beauty and retail experience that brings a creative merchandising approach and a disciplined operating philosophy to our business. Our senior management team is led by Lyn Kirby, our President and Chief Executive Officer, and Gregg Bodnar, our Chief Financial Officer. Additionally, over the past several years, we have significantly expanded the depth of our management team at all levels and in all functional areas to support our growth strategy.

Growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by:

Growing our store base.  We opened 63 stores in fiscal 2008 and 53 stores in fiscal 2007 representing square footage growth of 25% and 28%, respectively. Due to the recent economic downturn, the number of high-quality commercial real estate projects of the size and with the co-tenant mix that we typically target for our new store locations has significantly declined. As a result, we have reduced our new store program for 2009 to approximately 35 stores, representing expected square footage growth of approximately 11%.

As the economy stabilizes and begins to recover, we believe our successful track record of opening new stores in diverse markets across the United States will allow us to increase our new store growth rates back to historical levels consistent with our long-term targets. We believe that over the long-term, we have the potential to grow our store base to over 1,000 Ulta stores in the United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to open stores both in markets in which we currently operate and new markets.

	Fiscal Year
	2004	2005	2006	2007	2008

Total stores beginning of period	126	142	167	196	249
Stores opened	20	25	31	53	63
Stores closed	(4)	—	(2)	—	(1)

Total stores end of period	142	167	196	249	311
Stores remodeled	—	1	7	17	8
Total square footage	1,464,330	1,726,563	2,023,305	2,589,244	3,240,579
Average square footage per store	10,312	10,339	10,323	10,399	10,420

Increasing our sales and profitability by expanding our prestige brand offerings.  Our strategy is to continue to expand our portfolio of products and brands, in particular to enhance our offering of prestige brands, both by capitalizing on the success of our existing vendor relationships and by identifying and developing new supply sources. We plan to continue to expand and attract additional prestige brands to our stores by increasing education for our beauty consultants, providing high levels of customer service, and tailoring the presentation and merchandising of these products in our stores to appeal to prestige vendors. For example, as of January 31, 2009, we have installed “boutique” areas of approximately 200 square feet in over 160 of our stores to showcase and build brand equity for key vendors and to provide our customers with a place to experiment and learn about these products. We intend to install this feature in most of our stores over time. Over the last three years, we have added several prestige brands including Estée Lauder fragrance, Juicy Couture and Ed Hardy fragrances, Pureology and Frédéric Fekkai haircare, Smashbox, Napoleon Perdis and Lorac cosmetics, and Dermalogica skin care. We continue to seek opportunities to test prestige brands in our stores in order to expand our prestige brand offerings. We believe this strategy will positively influence our number of transactions and our average transaction value.

Improving our profitability by leveraging our fixed costs.  We plan to continue to improve our operating results by leveraging our existing infrastructure and continually optimizing our operations under normal economic conditions. We will continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale (POS) functions. We believe we will continue to improve our profitability by reducing our operating expenses, in particular general corporate overhead and fixed costs, as a percentage of sales.

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

Expanding our e-commerce business.  We launched a new version of our Ulta.com website and e-commerce platform in November 2007 to enhance the overall Ulta experience with greater functionality, ease-of-use and integration with our customer loyalty programs. We intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with information on key trends and products, including editorial content, expanded assortments, and leading website features and functionality. Through the re-launch of our website and our continued multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Our market

We operate within the large and steadily growing U.S. beauty products and salon services industry. This market represents approximately $75 billion in retail sales, according to a 2006 report by Kline & Company and IBISWorld Inc. The approximately $35 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $40 billion salon services industry consists of hair, face and nail services.

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

Historically, manufacturers have distributed their products through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We believe women are increasingly shopping across retail channels as well as purchasing a combination of prestige and mass beauty products. We attribute this trend to a number of factors, including the growing availability of prestige brands outside of department stores and increased innovation in mass products. Based on the competitive environment in which we operate, we believe that we have been at the forefront of breaking down the industry’s historical distribution paradigm by combining a wide range of beauty products, categories and price points under one roof. Our strategy reflects a more customer-centric model of how women prefer to shop today for their beauty needs.

Major growth drivers for the industry include favorable consumer spending trends, product innovation and growth of certain population segments.

•	Baby Boomers (born between 1946 and 1964): Baby Boomers have larger disposable incomes and are increasing their spending on personal care as well as health and wellness. The aging of the Baby Boomer generation is also influencing product innovation and demand for anti-aging products and cosmetic procedures.

•	Generation X (born between 1965 and 1976): Generation X is entering their peak earning years and represents a significant contributor to overall consumer spending, including beauty products. A recent survey by American Express showed that Generation X spends 60% more on beauty products than Baby Boomers. In addition, while prior generations grew up shopping in department stores and general merchandisers, Generation X has grown up shopping in specialty stores and we believe seeks a retail environment that combines a compelling experience, functionality, variety and location.

•	Generation Y (born between 1977 and 1994): According to the United States Census Bureau data, the 20 to 34 year-old age group is expected to grow by approximately 10% from 2003 to 2015. As Generation Y continues to enter the workforce, they will have increased disposable income to spend on beauty products.

We believe we are well positioned to capitalize on these trends and capture additional market share in the industry. We believe we have demonstrated an ability to provide a differentiated store experience for customers as well as offer a breadth and depth of merchandise previously unavailable from more traditional beauty retailers.

Stores

We are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 63 stores in fiscal 2008 and 53 stores in fiscal 2007. During fiscal 2008, the average investment required to open a new Ulta store was approximately $1.5 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of January 31, 2009, we operated 311 stores in 36 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. In recent years, our strategic focus has been on refining our new store model, improving our real estate selection process and executing on our new store opening program. As a result, we decided to limit the investments made in our existing store base from fiscal 2000 to fiscal 2005. In fiscal 2006, we developed and initiated a store remodel program to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 8 stores in fiscal 2008 and 17 stores in fiscal 2007. We believe this program will improve the appeal of our stores, drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. The average investment to remodel a store in fiscal 2008 was approximately $1.0 million. Each remodel takes approximately 13 weeks to complete, during which time we typically keep the store open.

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

Ulta.com

We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. We launched a new version of our Ulta.com website and e-commerce platform in November 2007. The new Ulta.com website and experience more effectively supports the key elements of the Ulta brand proposition and provides access to more than 11,000 beauty products from hundreds of brands. We intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with information on key trends and products, including editorial content, expanded assortments, and leading website features and functionality. As Ulta.com continues to grow in terms of functionality and content, it will become an even greater element in Ulta’s customer loyalty programs, and a more important resource for our customers to access product and store information, beauty trends and techniques, and buy from a large assortment of product offerings.

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

Category mix

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products, and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance for both men and women;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products and haircare; and

•	Other, including candles, home fragrance products, exercise accessories, educational DVDs and other miscellaneous health and beauty products.

Organization

Our merchandising team reports directly to our CEO and consists of a Senior Vice President of Merchandising & Store Design who oversees a Senior Vice President of Prestige Cosmetics, Vice President of Mass Cosmetics, Skincare and Haircare, Divisional Merchandise Manager of Fragrance, Bath and Gift with Purchase and Prestige Skincare, Divisional Merchandise Manager of Salon Products, and a Divisional Merchandise Manager of Styling Tools. Reporting to the Senior Vice President of Merchandising are approximately 21 Divisional Merchandise Managers, Senior Buyers, Buyers and Assistant/Associate Buyers. Our merchandising team works directly with our centralized planning and replenishment group to ensure a consistent delivery of products across our store base.

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

Vendor relationships

We work with over 300 vendors. Our Senior Vice President of Merchandising & Store Design has over 30 years and each merchandising vice president has over 15 years of experience developing relationships in the industry with which he or she works. We have no long-term supply agreements or exclusive arrangements with our vendors. Our top ten vendors represent approximately 48% of our total annual sales. These include vendors across all product categories, such as Bare Escentuals, Farouk Systems, Helen of Troy, L’Oréal and Procter & Gamble, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

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

Staffing and operations

Retail

Our current Ulta store format is typically staffed with a general manager, a salon manager, four assistant managers, and approximately twenty full and part-time associates; including approximately six to eight prestige consultants and eight to fifteen licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities and salon management, which include inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and on sales, shrink, payroll, or a combination of these three factors. Each general manager reports to a district manager, who in turn reports to the Vice President of Operations East or the Vice President of Operations West. The Vice Presidents of East and West report to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, a field loss prevention team, market trainers, and management trainers.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to fifteen licensed salon professionals, including one salon manager, eight to twelve stylists, and one to two estheticians. Our higher producing salons may also have a guest coordinator and assistant manager. Our training teams, vendor education classes and leadership conferences create a comprehensive educational program for our approximately 2,700 salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified employees at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for our associates. Our associates and management teams are essential to our store expansion strategy. We primarily use existing managers or promote from within to support our new stores, although many outlying stores have all-new teams.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s vision and mission. Training for new store managers, prestige consultants and sales associates familiarizes them with opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We also have ongoing development programs that include operational training for hourly associates, prestige consultants, management and stylists. We provide continuing education to both salon professionals and retail associates throughout their careers at Ulta to enable them to deliver the “Four E’s” to our customers. In contrast to the sales teams at traditional department stores, our sales teams are not commissioned or brand-dedicated. Our prestige consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive a makeover or skin analysis.

Distribution

We operate two distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. During fiscal 2008, we began operating a second distribution facility in Phoenix, Arizona that is approximately 330,000 square feet in size.

Inventory is shipped from our suppliers to our distribution facilities. We carry over 21,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use a warehouse management software system, which was upgraded in early 2007. Products are bar-coded and scanned using handheld radio-frequency devices as they move within the warehouse to ensure accuracy. Product is delivered to stores using contract carriers. One vendor currently provides store-ready orders that can be quickly forwarded to our stores. We use carton barcode labels to facilitate these shipments.

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

Intellectual property

We have registered a number of trademarks in the United States, including Ulta Salon Cosmetics Fragrance (and design), Ulta.com, and Ulta Beauty and two related designs. The renewal dates for the identified marks are January 22, 2012 (Ulta Salon Cosmetics Fragrance (and design)), October 8, 2012 (Ulta.com), July 10, 2017 (Ulta Beauty) and October 16, 2017 (the two Ulta Beauty related designs). All marks that are deemed material to our business have been registered in the United States and select foreign countries. We have applications pending for certain of these marks in Canada.

We believe our trademarks, especially those related to the Ulta brand, have significant value and are important to building brand recognition.

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

In our store leases, we require our landlords to obtain all necessary zoning approvals and permits for the site to be used as a retail site and we also ask them to obtain any zoning approvals and permits for our specific use (but at times the responsibility for obtaining zoning approvals and permits for our specific use falls to us). We require our landlords to deliver a certificate of occupancy for any work they perform on our buildings or the shopping centers in which our stores are located. We are responsible for delivering a certificate of occupancy for any remodeling or build-outs that we perform and are responsible for complying with all applicable laws in connection with such construction projects or build-outs.

Associates

As of January 31, 2009, we employed approximately 3,900 people on a full-time basis and approximately 5,900 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.

Available Information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ulta.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may read and copy any filed document at the SEC’s public reference rooms in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549 and at the SEC’s regional offices in New York at 233 Broadway, New York, New York 10279 and in Chicago at Citicorp Center, 500 W. Madison Street, Suite 1400, Chicago, Illinois 60661. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Continued turbulence in global economic conditions and prolonged declines in consumer spending may adversely affect our liquidity and financial condition.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the United States government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the United States government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the United States financial system led to increased market uncertainty and instability in both the United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Current market and credit conditions could make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development could adversely affect our new store program and limit our future growth opportunities as long as the aforementioned conditions exist. Continued turbulence in the United States and international markets and economies and prolonged declines in consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

A further downturn in the economy may affect consumer purchases of discretionary beauty products and salon services, which could delay our growth strategy and have a material adverse effect on our business, financial condition, profitability and cash flows.

We offer a wide selection of beauty products and premium salon services. As the current economic downturn remains uncertain, our customers may become more apprehensive about the economy and further reduce their level of discretionary spending across all of our product categories including prestige beauty products and premium salon services. Additionally, the ongoing impacts of the housing crisis, rising unemployment, financial market volatility, the availability of credit, and general consumer confidence may worsen and exacerbate current conditions. A decrease in spending due to lower consumer discretionary income or consumer confidence could adversely impact our net sales and operating results, and could force us to delay or slow our growth strategy and have a material adverse effect on our business, financial condition, profitability, and cash flows.

Additionally, the general deterioration in economic conditions could adversely affect our commercial partners including our product vendors as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse affect on our business, financial condition, profitability, and cash flows.

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

If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition and results of operations.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Ms. Kirby, our President and Chief Executive Officer since December 1999, is of key importance to our business, including her relationships with our vendors and influence on our sales and marketing. If we lost Ms. Kirby’s services or if we were to lose the benefit of the experience, efforts and abilities of other key executive and buying personnel, it could have a material adverse effect on our business, financial condition and results of operations. Ms. Kirby has entered an agreement to remain employed with us through March 2011. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates and to attract, motivate and retain additional qualified managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2008, we opened 63 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States. During fiscal 2008, the average investment required to open a typical new store was approximately $1.5 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.

We operate two distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers may need to be added in the future. Our failure to expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition and results of operations.

Any significant interruption in the operations of our two distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 21,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our distribution infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition and results of operations.

Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. The failure of our information systems to perform as designed, including the failure of our warehouse management software system to operate as expected during the holiday season could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Our e-commerce operations, while relatively small, are increasingly important to our business. The Ulta.com website serves as an effective extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand, product offerings, and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

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

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers or lifestyle centers, which also accommodate other well-known destination retailers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants, while lifestyle centers typically contain a variety of high-end destination retailers but no large anchor stores. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the lifestyle centers and power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center or lifestyle center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the current severe economic downturn which has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

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

We have no long-term supply agreements or exclusive arrangements with vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our business depends to a significant extent on the willingness and ability of our vendors to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige vendors may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing vendors, or fail to continue acquiring and strengthening relationships with additional vendors of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2008, merchandise supplied to Ulta by our top ten vendors accounted for approximately 48% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on our name, “Ulta,” and other marks incorporating that name, copyrights in our website content, rights to our domain name www.ulta.com and trade secrets and know-how with respect to our Ulta branded product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to products purchased from third-party vendors or our Ulta branded products and technology. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. The cost of paper fluctuates significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs would reduce our profitability to the extent that we are unable to offset those increases by raising selling prices or by reducing the number and size of certain catalog editions.

Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.

We have a $200 million secured revolving credit facility, or credit facility, with a term expiring May 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment. In addition, when our current facility matures in May 2011, we may be unable to obtain similar terms on a new credit facility due to the uncertainty and volatility in the credit markets.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:

•	general U.S. economic conditions and, in particular, the retail sales environment;

•	changes in our merchandising strategy or mix;

•	performance of our new and remodeled stores;

•	the effectiveness of our inventory management;

•	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•	cannibalization of existing store sales by new store openings;

•	levels of pre-opening expenses associated with new stores;

•	timing and effectiveness of our marketing activities, such as catalogs and newspaper inserts;

•	seasonal fluctuations due to weather conditions; and

•	actions by our existing or new competitors.

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

Our principal stockholders own or control, in the aggregate, approximately 44% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant influence over our management and policies. Such concentration of voting power could have the effect of delaying or deterring a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with stockholders holding such significant influence.

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

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and have a fixed term with options for two or three extension periods of five years each, exercisable at our option. As of January 31, 2009, we operated 311 retail stores in 36 states, as shown in the table below:

Number
State	of Stores

Alabama	6
Arizona	22
Arkansas	1
California	28
Colorado	10
Delaware	1
Florida	22
Georgia	16
Illinois	31
Indiana	6
Iowa	2
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	8
Minnesota	6
Missouri	3
Nebraska	2
Nevada	6
New Jersey	9
New York	9
North Carolina	13
Ohio	6
Oklahoma	6
Oregon	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	3
Texas	42
Utah	2
Virginia	9
Washington	4
Wisconsin	2

Total	311

As of January 31, 2009, we operated two distribution facilitates located in Romeoville, Illinois and Phoenix, Arizona. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2010 and has two renewal options with terms of five years each. The Phoenix warehouse contains approximately 330,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each.

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

Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. On September 24, 2008, Lead Plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, Defendants filed their reply memorandum in support of their motion to dismiss. On March 19, 2009, Defendants’ motion to dismiss was denied.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position

Lyn P. Kirby	54	President, Chief Executive Officer and Director
Gregg R. Bodnar	44	Chief Financial Officer and Assistant Secretary

There is no family relationship between any of the Directors or executive officers and any other Director or executive officer of Ulta.

Lyn P. Kirby.  Ms. Kirby has been our President, Chief Executive Officer and Director since December 1999. Prior to joining Ulta, Ms. Kirby was President of Circle of Beauty, a subsidiary of Sears, from March 1998 to December 1999; Vice President and General Manager of new business for Gryphon Development, a subsidiary of Limited Brands, Inc. from 1995 to March 1998; and Vice President of Avon Products Inc. and general manager of the gift business, the in-house creative agency and color cosmetics prior to 1995.

Gregg R. Bodnar.  Mr. Bodnar has been our Chief Financial Officer and Assistant Secretary since October 2006. Prior to joining Ulta, Mr. Bodnar was Senior Vice President and Chief Financial Officer of Borders International (a subsidiary of Borders Group, Inc.) from January 2003 to June 2006. From 1996 to 2003, Mr. Bodnar served in various positions of increasing responsibility within the finance department of Borders Group, Inc., and from 1993 to 1996, served as Vice President, Finance and Chief Financial Officer of Rao Group Inc. Mr. Bodnar was an auditor and certified public accountant at the public accounting firm of Coopers & Lybrand from 1988 to 1993.

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

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market since October 25, 2007:

Fiscal Year 2008	High	Low

First quarter	$15.92	$10.49
Second quarter	14.99	9.43
Third quarter	14.70	8.05
Fourth quarter	10.30	5.76

Fiscal Year 2007	High	Low

Third quarter	$35.63	$28.89
Fourth quarter	32.25	11.78

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 26, 2009 was $6.97 per share. As of March 26, 2009, we had 264 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of January 31, 2009.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,300,338	$10.27	3,038,480
Equity compensation plans not approved by security holders	—	—	—

Total	5,300,338	$10.27	3,038,480

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s initial public offering on October 25, 2007 through the end of Ulta’s fiscal year ended January 31, 2009. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS, and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal Year Ended(1)
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(In thousands, except per share and per square foot data)

Consolidated income statement:
Net sales(2)	$1,084,646	$912,141	$755,113	$579,075	$491,152
Cost of sales	756,712	628,495	519,929	404,794	346,585

Gross profit	327,934	283,646	235,184	174,281	144,567
Selling, general and administrative expenses	267,322	225,167	188,000	140,145	121,999
Pre-opening expenses	14,311	11,758	7,096	4,712	4,072
Operating income	46,301	46,721	40,088	29,424	18,496
Interest expense	3,943	4,542	3,314	2,951	2,835

Income before income taxes	42,358	42,179	36,774	26,473	15,661
Income tax expense	17,090	16,844	14,231	10,504	6,201

Net income	$25,268	$25,335	$22,543	$15,969	$9,460

Net income per common share:
Basic	$0.44	$0.69	$1.38	$0.74	$(0.70)
Diluted	$0.43	$0.48	$0.45	$0.33	$(0.70)
Weighted average common shares outstanding:
Basic	57,425	20,383	5,771	4,094	3,181
Diluted	58,967	53,293	49,921	48,196	3,181
Other operating data:
Comparable store sales increase(3)	0.2%	6.4%	14.5%	8.3%	8.0%
Number of stores end of year	311	249	196	167	142
Total square footage end of year	3,240,579	2,589,244	2,023,305	1,726,563	1,464,330
Total square footage per store(4)	10,420	10,399	10,323	10,339	10,312
Average total square footage(5)	2,960,355	2,283,935	1,857,885	1,582,935	1,374,005
Net sales per average total square foot(6)	$366	$399	$398	$366	$357
Capital expenditures	110,863	101,866	62,331	41,607	34,807
Depreciation and amortization	51,445	39,503	29,736	22,285	18,304
Consolidated balance sheet data:
Cash and cash equivalents	$3,638	$3,789	$3,645	$2,839	$3,004
Working capital	159,695	117,039	88,105	76,473	69,955
Property and equipment, net	292,224	236,389	162,080	133,003	114,912
Total assets	568,932	469,413	338,597	282,615	253,425
Total debt(7)	106,047	74,770	55,529	50,173	47,008
Total stockholders’ equity	244,968	211,503	148,760	123,015	105,308

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales.

(3)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(6)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. Fiscal 2006 net sales per average total square foot were adjusted to exclude the net sales effect of the 53rd week.

(7)	Total debt includes approximately $4.8 million related to the Series III preferred stock, which is presented between the liabilities section and the equity section of our consolidated balance sheet for all years prior to February 2, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 31, 2009. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of January 31, 2009, we operated 311 stores across 36 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Four E’s”: Escape, Education, Entertainment and Esthetics.

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

Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our future comparable store sales increases to reflect the levels experienced in prior periods. This is due in part to the difficulty in improving on such significant increases in subsequent periods and the current economic environment.

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

On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock resulting in net proceeds of $123.5 million after deducting underwriting discounts and commissions and offering expenses. Selling stockholders sold 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem our Series III preferred stock, and $25.7 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, we converted preferred shares into 41,524,002 common shares and restated the par value of our common stock to $0.01 per share.

Global economic conditions

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Current business trends

During fiscal 2008, we experienced a deceleration of our comparable store sales increases. Our comparable store increases for the first, second, and third quarters of fiscal 2008 were 3.9%, 3.7%, and 2.0%, respectively. The deceleration was especially apparent during the fourth quarter when we reported a comparable store sales decrease of 5.5%. We believe that the deterioration of the U.S. economy was the primary contributing factor to our comparable store sales deceleration throughout fiscal 2008. We experienced relative decreases in both the retail products and salon services areas of our business as consumers decreased spending on beauty products or deferred salon services. As we began fiscal 2009, we have experienced a slight decrease in our comparable store sales trend which we believe reflects a continuation of the negative consumer sentiment due to the difficult economic environment. We expect this trend to continue and expect that our comparable store sales will be negatively affected during fiscal 2009.

The level of comparable store sales increase or decrease during a period affects our earnings and ability to leverage fixed costs. During fiscal 2008, as we saw the economic conditions worsen, we took steps to manage our cost structure and mitigate the earnings impacts. We were able to mitigate the earnings impact of the decelerating comparable store sales increases to a considerable degree and were able to slightly leverage our selling, general and administrative costs.

In response to the continuing difficult economic environment, management has developed a number of initiatives focused on maximizing cash flow including reducing our capital expenditures by reducing our new store growth plans, expense management and improving working capital utilization by decreasing merchandise inventory levels.

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

Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;

•	salon payroll and benefits; and

•	shrink and inventory valuation reserves.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 were 52, 52 and 53 week years, respectively, and are hereafter referred to as fiscal 2008, fiscal 2007 and fiscal 2006.

The following tables present the components of our results of operations for the periods indicated:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except number of stores)

Net sales	$1,084,646	$912,141	$755,113
Cost of sales	756,712	628,495	519,929

Gross profit	327,934	283,646	235,184
Selling, general and administrative expenses	267,322	225,167	188,000
Pre-opening expenses	14,311	11,758	7,096

Operating income	46,301	46,721	40,088
Interest expense	3,943	4,542	3,314

Income before income taxes	42,358	42,179	36,774
Income tax expense	17,090	16,844	14,231

Net income	$25,268	$25,335	$22,543

Other operating data:
Number of stores end of period	311	249	196
Comparable store sales increase	0.2%	6.4%	14.5%

	Fiscal Year Ended
	January 31,	February 2,	February 3,
(Percentage of Net Sales)	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.8%	68.9%	68.9%

Gross profit	30.2%	31.1%	31.1%
Selling, general and administrative expenses	24.6%	24.7%	24.9%
Pre-opening expenses	1.3%	1.3%	0.9%

Operating income	4.3%	5.1%	5.3%
Interest expense	0.4%	0.5%	0.4%

Income before income taxes	3.9%	4.6%	4.9%
Income tax expense	1.6%	1.8%	1.9%

Net income	2.3%	2.8%	3.0%

Fiscal year 2008 versus fiscal year 2007

Net sales

Net sales increased $172.5 million, or 18.9%, to $1,084.6 million in fiscal 2008 compared to $912.1 million in fiscal 2007. This increase is due to the opening of 62 net new stores in 2008 and a 0.2% increase in comparable store sales. Non-comparable stores, which include stores opened in fiscal 2008 as well as stores opened in fiscal 2007 which have not yet turned comparable, contributed $170.7 million of the net sales increase while comparable stores contributed $1.8 million of the total net sales increase. Fiscal 2008 comparable store sales were significantly affected by the 5.5% decrease in comparable store sales in the fourth quarter. We believe the continuing deterioration and uncertainty in the United States economy were significant contributing factors to our decreasing comparable store sales during fiscal 2008, especially during the holiday season when consumers significantly reduced discretionary spending.

Gross profit

Gross profit increased $44.3 million, or 15.6%, to $327.9 million in fiscal 2008, compared to $283.6 million, in fiscal 2007. Gross profit as a percentage of net sales decreased 90 basis points to 30.2% in fiscal 2008 compared to 31.1% in fiscal 2007. Gross profit in fiscal 2008 was impacted by:

•	a 90 basis point deleverage of fixed store costs primarily driven by the acceleration of our new store program over the last two years;

•	a 20 basis point deleverage of distribution center costs due to one-time start-up costs and fixed on-going operating costs of our new Phoenix distribution center opened in the first quarter fiscal 2008; and

•	a 20 basis point improvement in freight cost leverage due to an improved transportation network due to the addition of our new Phoenix distribution center and other cost management strategies.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $42.1 million, or 18.7%, to $267.3 million in fiscal 2008 compared to $225.2 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses decreased 10 basis points to 24.6% in fiscal 2008 compared to 24.7% in fiscal 2007. Selling, general and administrative (SG&A) expenses were primarily impacted by:

•	operating expenses from new stores opened in fiscal 2008 and 2007;

•	a 60 basis point improvement in leverage of corporate overhead and store variable costs, including a 40 basis point decrease in incentive compensation expense as compared to fiscal 2007;

•	a 40 basis point increase in marketing expense driven by an increased number of advertising vehicles and circulation to drive customer traffic in a weaker economic environment; and

•	a 20 basis point increase in stock compensation expense.

Pre-opening expenses

Pre-opening expenses increased $2.5 million, or 21.7%, to $14.3 million in fiscal 2008 compared to $11.8 million in fiscal 2007. During fiscal 2008, we opened 63 new stores and remodeled 8 stores. During fiscal 2007, we opened 53 new stores and remodeled 17 stores.

Interest expense

Interest expense decreased $0.6 million, or 13.2%, to $3.9 million in fiscal 2008 compared to $4.5 million in fiscal 2007 primarily due to a 200 basis point decrease in the weighted-average interest rate on our variable rate credit facility during fiscal 2008, partially offset by increased borrowings.

Income tax expense

Income tax expense of $17.1 million in fiscal 2008 represents an effective tax rate of 40.3%, compared to fiscal 2007 tax expense of $16.8 million which represents an effective tax rate of 39.9%. The increase in the effective tax rate is primarily due to an increase in non-deductible stock compensation expense.

Net income

Net income in fiscal 2008 was flat in comparison to fiscal 2007. Net income was impacted by an increase in gross profit of $44.3 million which was offset by increases in selling, general and administrative expenses and pre-opening expenses.

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

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, and for continued improvement in our information technology systems.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and have not yet collected landlord allowances due us as part of our lease agreements. Based on past performance and current expectations, we believe that cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

On October 30, 2007, we completed an initial public offering in which we sold 7,666,667 shares of common stock to the public at a price of $18.00 per share resulting in aggregate gross proceeds from the sale of shares of common stock of $138.0 million. Selling stockholders sold 2,153,928 additional shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The aggregate net proceeds to us were $123.5 million after deducting $9.7 million in underwriting discounts and commissions and $4.7 million in offering expenses. We used the net proceeds from the offering to pay $93.0 million of accumulated dividends in arrears on our preferred stock, which satisfied all amounts due with respect to accumulated dividends, $4.8 million to redeem our Series III preferred stock, and $25.7 million to reduce our borrowings under our third amended and restated loan and security agreement and for general corporate purposes. Also in connection with the offering, we converted preferred shares into 41,524,002 common shares and restated the par value of our common stock to $0.01 per share.

The following table presents a summary of our cash flows for fiscal years 2008, 2007 and 2006:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$75,203	$46,906	$55,630
Net cash used in investing activities	(110,863)	(97,399)	(64,745)
Net cash provided by financing activities	35,509	50,637	9,921

Net (decrease) increase in cash and cash equivalents	$(151)	$144	$806

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $213.6 million at January 31, 2009, an increase of $37.5 million compared to the prior year end. The increase is primarily related to the addition of 62 net new stores opened during fiscal 2008. Average inventory per store decreased approximately 2.9% compared to fiscal 2007.

Income taxes were prepaid by $8.6 million at January 31, 2009, compared to an accrual of $5.1 million at February 2, 2008. The change of $13.7 million is due to the impact of newly enacted tax legislation and tax accounting method changes during fiscal 2008, which resulted in accelerating certain expenses for tax purposes. These items created a $22.6 million increase in deferred income taxes, reducing our fiscal 2008 taxable income, and resulting in a prepaid income tax asset being recognized during the fourth quarter. We expect a refund of $6.0 million of the prepaid income tax during the first half of fiscal 2009 with the remainder being applied to fiscal 2009 tax liabilities.

Deferred rent liabilities were $101.3 million at January 31, 2009, an increase of $30.1 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to fiscal 2008 activity which includes 63 new stores, our new Phoenix distribution center and new corporate office space.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities primarily related to capital expenditures were $110.9 million in fiscal 2008, compared to $101.9 million and $62.3 million in fiscal 2007 and 2006, respectively. Capital expenditures were higher during fiscal 2008 due to the addition of a second distribution center and the number of new store openings (63 new stores were opened during fiscal 2008, compared to 53 new stores during fiscal 2007 and 31 new stores during fiscal 2006).

During fiscal 2006, our Chief Executive Officer exercised stock options in exchange for a promissory note for $4.1 million. The Company withheld $2.4 million of payroll-related taxes in connection with the exercised options and that portion of the note has been classified as an investing activity in fiscal 2006. The remainder of the promissory note of $1.7 million related to exercise proceeds of the options and was classified as a non-cash financing activity. The note was paid in full on June 29, 2007.

Financing activities

Financing activities consist principally of draws and payments on our credit facility and capital stock transactions. The decrease in net cash provided by financing activities of $15.1 million in fiscal 2008 compared to fiscal 2007 is primarily the result of $25.7 million of net proceeds from the Company’s initial public offering in fiscal 2007. This was partially offset by a $7.3 million increase in long-term borrowings in fiscal 2008 due to an increase in new store capital expenditures and merchandise inventories. The remaining difference is related to capital stock transactions.

Credit facility

Our credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On January 31, 2009, our tangible net worth was approximately $245 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).

The interest rate on the outstanding balances under the facility as of January 31, 2009 and February 2, 2008 was 1.52% and 4.81%, respectively. At January 31, 2009, we had $106.0 million of outstanding borrowings under the facility. We have classified $88.0 million as long-term as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year. We had approximately $86.8 million and $73.1 million (excluding the accordion option which was exercised on August 15, 2008) of availability as of January 31, 2009 and February 2, 2008, respectively.

We also have an ongoing letter of credit that renews annually which had a balance of $0.3 million as of January 31, 2009 and February 2, 2008.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of January 31, 2009. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of January 31, 2009.

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

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 31, 2009:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating lease obligations(1)	$627,586	$82,296	$159,070	$143,551	$242,669
Revolving credit facility(2)	106,047	—	106,047	—	—

Total	$733,633	$82,296	$265,117	$143,551	$242,669

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expense related to common area maintenance, insurance and real estate taxes for fiscal 2008 was $18.3 million.

(2)	The $18.0 million reflected as a current liability on the consolidated balance sheet at January 31, 2009 represents the maximum portion of the outstanding balance that we intend to repay at any one point during fiscal 2009. However, we are not contractually obligated to repay any principal on our revolving credit facility until the term expires in May 2011. Interest payments on the variable rate revolving credit facility are not included in the table above. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The interest rate on the outstanding balances under the facility as of January 31, 2009 was 1.52%.

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

Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2008, 2007 and 2006.

Self-insurance

We are self-insured for certain losses related to health, workers’ compensation, and general liability insurance. We maintain stop loss coverage with third-party insurers to limit our liability exposure. Current stop loss coverage is $150,000 for health claims, $100,000 for general liability claims, and $250,000 for workers’ compensation claims. Management estimates undiscounted loss reserves associated with these liabilities in part by considering historical claims experience, industry factors, and other actuarial assumptions including information provided by third parties. Self-insurance reserves for fiscal 2008, 2007 and 2006 were $1.9 million, $2.4 million and $2.3 million, respectively. Adjustments to earnings resulting from revisions to management’s estimates of these reserves have been insignificant for fiscal 2008, 2007, and 2006.

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

Share-based compensation

Effective January 29, 2006, we adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, we were required to adopt the prospective method of accounting under SFAS No. 123(R). Under this transitional method, we record compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date using the fair value provisions of SFAS No. 123(R).

We estimate the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have elected to use the shortcut approach in accordance with Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to develop the expected life. We recognize compensation cost related to the stock options on a straight-line method over the requisite service period.

See Note 9 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and recurring non-financial assets and liabilities. The FASB has provided a one year deferral for all non-financial and non-recurring assets and liabilities. We will adopt SFAS No. 157 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2009 and do not expect the adoption to have a material effect on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. We will adopt SFAS No. 161 in the first quarter of fiscal 2009 and do not expect the adoption to have a material effect on our consolidated financial position or results of operations as it is disclosure-only in nature.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the consolidated balance sheets as of January 31, 2009 and February 2, 2008 had a negative fair value of $1.0 million and $1.2 million, respectively, and is included in accrued liabilities. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in other comprehensive income (loss) in stockholders’ equity. Our weighted average debt for fiscal 2008 was $83.0 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.8 million change to our interest expense for fiscal 2008.

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

Based on management’s evaluation as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 31, 2009. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 31, 2009 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2009 pursuant to Regulation 14A under the Exchange Act in connection with our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2009 pursuant to Regulation 14A under the Exchange Act in connection with our 2008 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2009 pursuant to Regulation 14A under the Exchange Act in connection with our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2009 pursuant to Regulation 14A under the Exchange Act in connection with our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2009 pursuant to Regulation 14A under the Exchange Act in connection with our 2008 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 31, 2009

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2009 and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 31, 2009

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 31,	February 2,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$3,638	$3,789
Receivables, net	18,268	20,643
Merchandise inventories, net	213,602	176,109
Prepaid expenses and other current assets	24,294	19,184
Prepaid income taxes	8,628	—
Deferred income taxes	8,278	9,219

Total current assets	276,708	228,944
Property and equipment, net	292,224	236,389
Deferred income taxes	—	4,080
Total assets	$568,932	$469,413

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$18,000	$—
Accounts payable	47,811	52,122
Accrued liabilities	51,202	54,719
Accrued income taxes	—	5,064

Total current liabilities	117,013	111,905
Notes payable — less current portion	88,047	74,770
Deferred rent	101,288	71,235
Deferred income taxes	17,616	—

Total liabilities	323,964	257,910
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,245 and 57,411 shares issued; 57,740 and 56,906 shares outstanding; at January 31, 2009, and February 2, 2008, respectively	582	574
Treasury stock-common, at cost	(4,179)	(4,179)
Additional paid-in capital	293,052	284,951
Accumulated deficit	(43,856)	(69,124)
Accumulated other comprehensive loss	(631)	(719)

Total stockholders’ equity	244,968	211,503

Total liabilities and stockholders’ equity	$568,932	$469,413

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	$1,084,646	$912,141	$755,113
Cost of sales	756,712	628,495	519,929

Gross profit	327,934	283,646	235,184
Selling, general and administrative expenses	267,322	225,167	188,000
Pre-opening expenses	14,311	11,758	7,096

Operating income	46,301	46,721	40,088
Interest expense	3,943	4,542	3,314

Income before income taxes	42,358	42,179	36,774
Income tax expense	17,090	16,844	14,231

Net income	$25,268	$25,335	$22,543

Less preferred stock dividends	—	11,219	14,584

Net income available to common stockholders	$25,268	$14,116	$7,959

Net income per common share:
Basic	$0.44	$0.69	$1.38
Diluted	$0.43	$0.48	$0.45
Weighted average common shares outstanding:
Basic	57,425	20,383	5,771
Diluted	58,967	53,293	49,921

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Operating activities
Net income	$25,268	$25,335	$22,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,445	39,503	29,736
Deferred income taxes	22,583	(3,284)	(3,080)
Non-cash stock compensation charges	3,877	2,283	983
Excess tax benefits from stock-based compensation	(1,774)	(1,575)	(5,360)
Loss on disposal of property and equipment	267	195	3,518
Change in operating assets and liabilities:
Receivables	2,375	(2,167)	(2,719)
Merchandise inventories	(37,493)	(46,872)	(19,863)
Prepaid expenses and other assets	(5,110)	(3,594)	(449)
Income taxes	(11,918)	4,373	(421)
Accounts payable	(4,311)	9,051	8,636
Accrued liabilities	(59)	2,790	12,188
Deferred rent	30,053	20,868	9,918

Net cash provided by operating activities	75,203	46,906	55,630
Investing activities
Purchases of property and equipment	(110,863)	(101,866)	(62,331)
Receipt of related party notes receivable	—	4,467	—
Issuance of related party notes receivable	—	—	(2,414)

Net cash used in investing activities	(110,863)	(97,399)	(64,745)
Financing activities
Proceeds on long-term borrowings	1,217,969	1,094,590	851,468
Payments on long-term borrowings	(1,186,692)	(1,070,557)	(846,112)
Proceeds from issuance of common stock in initial
public offering, net of issuance costs	(59)	123,608	—
Payment of accumulated dividends in arrears	—	(93,012)	—
Redemption of Series III preferred stock	—	(4,792)	—
Purchase of treasury stock	—	(1,950)	(2,217)
Excess tax benefits from stock-based compensation	1,774	1,575	5,360
Proceeds from issuance of common stock under stock plans	2,517	1,175	1,422

Net cash provided by financing activities	35,509	50,637	9,921

Net (decrease) increase in cash and cash equivalents	(151)	144	806
Cash and cash equivalents at beginning of year	3,789	3,645	2,839

Cash and cash equivalents at end of year	$3,638	$3,789	$3,645

Supplemental cash flow information
Cash paid for interest	$4,764	$5,429	$3,798

Cash paid for income taxes	$6,509	$16,146	$17,193

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(3,316)	$12,141	$4,010

Unrealized gain (loss) on interest rate swap hedge, net of tax	$88	$(738)	$68

Issuance of related party notes receivable for exercise of stock options	$—	$—	$(1,680)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Series I		Series II		Series IV		Series V		Series V-I
	Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Total		Treasury -
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Par Value	$.01		$.01		$.01		$.01		$.01
Authorized Shares	17,208		7,634		19,184		22,500		4,600
	Issued		Issued		Issued		Issued		Issued		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance — January 28, 2006	16,915	$39,040	7,634	$74,455	19,184	$42,296	21,448	$50,576	920	$2,108	66,101	$208,475	(38)	$(12)
Accretion of preferred dividends	—	4,277	—	—	—	4,575	—	5,503	—	229	—	14,584	—	—

Balance — February 3, 2007	16,915	43,317	7,634	74,455	19,184	46,871	21,448	56,079	920	2,337	66,101	223,059	(38)	(12)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(360)	(1,803)
Accretion of preferred dividends	—	3,107	—	—	—	3,590	—	4,341	—	181	—	11,219	—	—
Payment of accumulated preferred dividends in arrears	—	(30,845)	—	—	—	(31,311)	—	(29,663)	—	(1,193)	—	(93,012)	—	—
Conversion of preferred stock to common stock in conjunction with initial public offering	(16,915)	(15,579)	(7,634)	(74,455)	(19,184)	(19,150)	(21,448)	(30,757)	(920)	(1,325)	(66,101)	(141,266)	398	1,815

Balance — February 2, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity — (Continued)
(In thousands)

			Treasury -				Related		Accumulated
	Common Stock		Common Stock		Additional	Deferred	Party		Other	Total
	Issued		Treasury		Paid-In	Stock-based	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Deficit	Income (Loss)	Equity
			Shares	Amount

Balance — January 28, 2006	4,513	$71	(1)	$—	$6,533	$(431)	$(373)	$(91,199)	$(49)	$123,015
Issuance of stock	2,896	46	—	—	3,056	—	—	—	—	3,102
Purchase of treasury stock	—	—	(241)	(2,217)	—	—	—	—	—	(2,217)
Accretion of preferred dividends	—	—	—	—	—	—	—	(14,584)	—	—
Issuance of related party notes receivable	—	—	—	—	—	—	(4,094)	—	—	(4,094)
Unrealized gain on interest rate swap hedge, net of $44 income tax	—	—	—	—	—	—	—	—	68	68
Net income for the fiscal year ended February 3, 2007	—	—	—	—	—	—	—	22,543	—	22,543

Comprehensive income	—	—	—	—	—	—	—	—	—	22,611
Excess tax benefits from stock-based compensation	—	—	—	—	5,360	—	—	—	—	5,360
Reclassification of deferred compensation on SFAS 123(R) adoption	—	—	—	—	(431)	431	—	—	—	—
Stock compensation charge	—	—	—	—	690	—	—	—	—	690
Amortization of deferred stock-based compensation	—	—	—	—	293	—	—	—	—	293

Balance — February 3, 2007	7,409	$117	(242)	$(2,217)	$15,501	$—	$(4,467)	$(83,240)	$19	$148,760

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity — (Continued)
(In thousands)

			Treasury -			Related		Accumulated
	Common Stock		Common Stock		Additional	Party		Other	Total
	Issued		Treasury		Paid-In	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity

Balance — February 3, 2007	7,409	$117	(242)	$(2,217)	$15,501	$(4,467)	$(83,240)	$19	$148,760
Common stock options exercised	559	5	—	—	1,170	—	—	—	1,175
Purchase of treasury stock	—	—	(11)	(147)	—	—	—	—	(1,950)
Accretion of preferred dividends	—	—	—	—	—	—	(11,219)	—	—
Receipt of related party notes receivable	—	—	—	—	—	4,467	—	—	4,467
Unrealized loss on interest rate swap hedge, net of $478 income tax	—	—	—	—	—	—	—	(738)	(738)
Net income for the fiscal year ended February 2, 2008	—	—	—	—	—	—	25,335	—	25,335

Comprehensive income	—	—	—	—	—	—	—	—	24,597
Excess tax benefits from stock-based compensation	—	—	—	—	1,575	—	—	—	1,575
Stock compensation charge	—	—	—	—	2,152	—	—	—	2,152
Amortization of deferred stock-based compensation	—	—	—	—	131	—	—	—	131
Restate par value of common stock	—	(43)	—	—	43	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	7,667	77	—	—	123,531	—	—	—	123,608
Payment of accumulated preferred dividends in arrears	—	—	—	—	—	—	—	—	(93,012)
Conversion of preferred stock to common stock in conjunction with initial public offering	41,776	418	(252)	(1,815)	140,848	—	—	—	—

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$—	$(69,124)	$(719)	$211,503

Ulta Salon, Cosmetics & Fragrance, Inc.
Consolidated Statements of Stockholders’ Equity — (Continued)
(In thousands)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$211,503
Common stock options exercised	834	8	—	—	2,509	—	—	2,517
Unrealized gain on interest rate swap hedge, net of $54 income tax	—	—	—	—	—	—	88	88
Net income for the fiscal year ended January 31, 2009	—	—	—	—	—	25,268	—	25,268

Comprehensive income	—	—	—	—	—	—	—	25,356
Excess tax benefits from stock-based compensation	—	—	—	—	1,774	—	—	1,774
Stock compensation charge	—	—	—	—	3,877	—	—	3,877
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968

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

The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 31, 2009, the Company operated 311 stores in 36 states.

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

2.	Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 31, 2009 (fiscal 2008), February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006) were 52, 52 and 53 week years, respectively.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 and 2006 operating activities in the consolidated statements of cash flows to separately present income taxes to conform to the fiscal 2008 presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.

Receivables

Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectibility of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $296 and $309 as of January 31, 2009 and February 2, 2008, respectively.

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

Derivative financial instruments

The Company’s derivative financial instrument is designated and qualifies as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in interest expense during the period of change. Derivatives are recorded in the consolidated balance sheets at fair value.

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

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Customer loyalty program

The Company maintains several customer loyalty programs. The Company’s national program provides reward point certificates for free beauty products. Customers earn purchased-based reward points and redeem the related reward certificate during specific promotional periods during the year. The Company is also piloting a loyalty program in several markets in which customers earn purchased-based points on an annual basis which can be redeemed at any time. The Company accrues the anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at January 31, 2009 and February 2, 2008 was $3,309 and $3,293, respectively. The cost of these programs, which was $9,002, $8,167 and $6,660 in fiscal 2008, 2007 and 2006, respectively, is included in cost of sales in the consolidated statements of income.

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

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

and certain selling and display expenses. Substantially all vendor allowances are recorded as a reduction of the vendor’s product cost and are recognized in cost of sales as the product is sold.

Advertising

Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. As of January 31, 2009 and February 2, 2008, all advertising costs had been expensed. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $70,804, $56,107 and $43,383 for fiscal 2008, 2007 and 2006, respectively.

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

Share-based compensation

Effective January 29, 2006, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. As a non-public entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company was required to adopt the prospective method of accounting under SFAS No. 123(R). Under this transitional method, the Company records compensation expense in the consolidated statements of income for all awards granted after the adoption date and to awards modified, repurchased or cancelled after the adoption date using the fair value provisions of SFAS No. 123(R).

The Company recorded stock compensation expense of $3,877, $2,283 and $3,472 for fiscal 2008, 2007 and 2006, respectively (see Note 9, “Share-based awards”).

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method, and in fiscal 2007 and 2006 assumes that the convertible preferred shares outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly, except when the effect would be anti-dilutive.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and recurring non-financial assets and liabilities. The FASB has provided a one year deferral for all non-financial and non-recurring assets and liabilities. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2009 and does not expect the adoption to have a material effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. The Company will adopt SFAS No. 161 in the first quarter of fiscal 2009 and does not expect the adoption to have a material effect on its consolidated financial position or results of operations as it is disclosure-only in nature.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

3.	Property and equipment

Property and equipment consist of the following:

	January 31,	February 2,
	2009	2008

Equipment and fixtures	$173,994	$136,039
Leasehold improvements	199,007	149,022
Electronic equipment and software	78,541	61,761
Construction-in-progress	18,081	30,316

	469,623	377,138
Less accumulated depreciation and amortization	(177,399)	(140,749)

Property and equipment, net	$292,224	$236,389

For the fiscal years 2008, 2007 and 2006, the Company capitalized interest of $799, $771 and $399, respectively.

4.	Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2008, 2007 and 2006. Total rent expense under operating leases was $66,640, $51,977 and $41,135 for fiscal 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases as of January 31, 2009, are as follows:

Operating
Fiscal year	Leases

2009	$82,296
2010	81,868
2011	77,202
2012	73,323
2013	70,228
2014 and thereafter	242,669

Total minimum lease payments	$627,586

Included in the operating lease schedule above is $74,148 and $13,580 of minimum lease payments for stores that will open in fiscal 2009 and 2010, respectively.

Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claims violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleges no new violations of the securities laws not asserted in the

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

prior complaints. It adds no new defendants and drops one of the then-current officers as a defendant. On July 21, 2008, Defendants filed a motion to dismiss the Amended Complaint. On September 24, 2008, Lead Plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, Defendants filed their reply memorandum in support of their motion to dismiss. On March 19, 2009, Defendants’ motion to dismiss was denied.

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

5.	Accrued liabilities

Accrued liabilities consist of the following:

	January 31,	February 2,
	2009	2008

Accrued vendor liabilities (including accrued property and equipment costs)	$13,265	$17,222
Accrued customer liabilities	12,908	11,910
Accrued payroll, bonus, and employee benefits	7,914	12,537
Accrued taxes, other	7,152	5,675
Other accrued liabilities	9,963	7,375

Accrued liabilities	$51,202	$54,719

6.	Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Current:
Federal	$2,383	$18,150	$15,165
State	1,935	2,369	2,102

Total current	4,318	20,519	17,267
Deferred:
Federal	11,725	(3,102)	(2,228)
State	1,047	(573)	(808)

Total deferred	12,772	(3,675)	(3,036)

Provision for income taxes	$17,090	$16,844	$14,231

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.4%	4.3%	3.4%
Other	1.9%	0.6%	0.3%

Effective tax rate	40.3%	39.9%	38.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,	February 2,
	2009	2008

Deferred tax assets:
Reserves not currently deductible	$10,491	$11,655
Employee benefits	2,576	2,315
Net operating loss carryforwards	989	963
Accrued liabilities	2,799	1,038
Property and equipment	—	671
Inventory valuation	—	243

Total deferred tax assets	16,855	16,885
Deferred tax liabilities:
Property and equipment	15,771	—
Deferred rent obligation	5,815	3,586
Prepaid expenses	4,483	—
Inventory valuation	124	—

Total deferred tax liabilities	26,193	3,586

Net deferred tax (liability) asset	$(9,338)	$13,299

At January 31, 2009, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $1,760 and $5,166, respectively, which expire between 2009 and 2014. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company’s liability for unrecognized tax benefits is insignificant. The Company’s policy is to recognize income tax-related interest and penalties as part of income tax expense. Income tax-related interest and penalties recorded in the consolidated financial statements were insignificant for fiscal 2008, 2007 and 2006. The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally the three prior years, or fiscal 2007, 2006 and 2005.

7.	Notes payable

The Company’s credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

$80,000. On January 31, 2009, the Company’s tangible net worth was approximately $245,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).

The weighted-average interest rate on the outstanding borrowings as of January 31, 2009 and February 2, 2008, was 1.52% and 4.81%, respectively. At January 31, 2009, the Company had $106,047 of outstanding borrowings under the facility. The Company has classified $88,047 as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year. The Company had approximately $86,764 and $73,140 (excluding the accordion option which was exercised on August 15, 2008) of availability as of January 31, 2009 and February 2, 2008, respectively.

The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of January 31, 2009 and February 2, 2008.

8.	Financial instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

On January 31, 2007, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap results in fixed rate payments at an interest rate of 5.11% for a term of three years.

As of January 31, 2009 and February 2, 2008, the interest rate swap had a negative fair value of $1,042 and $1,184, respectively, and is included in accrued liabilities. The change in market value during fiscal 2008 and 2007 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain or loss in the accumulated other comprehensive loss section of stockholders’ equity in the consolidated balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.

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

On February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. The adoption had no impact on the Company’s consolidated financial statements. SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

a. Level 1 — observable inputs such as quoted prices for identical instruments in active markets.

b. Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

c. Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of January 31, 2009 measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3

Interest rate swap liability	$—	$1,042	$—

9.	Share-based awards

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

2007 Incentive Award Plan

In July 2007, the Company adopted the 2007 Incentive Award Plan (the 2007 Plan). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2007 Plan, and no further awards are made under the Amended Plan or the 2002 Plan. The 2007 Plan reserves for issuance upon grant or exercise of awards up to 4,108 shares of the Company’s common stock plus 598 shares which were not issued under the prior plans.

The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Volatility rate	48.7%	37.0%	45.0%
Average risk-free interest rate	2.3%	4.7%	4.8%
Average expected life (in years)	5.2	5.0	5.5
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

to be outstanding. The Company has elected to use the shortcut approach in accordance with Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to develop the expected life. Any dividend the Company might declare in the future would be subject to the applicable provisions of its credit agreement, which currently restricts the Company’s ability to pay cash dividends. The Company recognizes compensation cost related to the stock options on a straight-line method over the requisite service period.

The Company granted 1,856 stock options during fiscal 2008. The weighted-average grant date fair value of options granted in fiscal 2008, 2007 and 2006 was $5.46, $5.64 and $2.67, respectively. At January 31, 2009, there was approximately $12,451 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

The total intrinsic value of options exercised since the Company’s initial public offering on October 25, 2007 was $8,267 and $2,631 in fiscal 2008 and 2007, respectively.

A summary of the status of the Company’s stock option activity under the Amended Plan, the 2002 Plan and the 2007 Plan is presented in the following tables:

	Common Stock Options
	Fiscal 2008		Fiscal 2007		Fiscal 2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	4,644	$7.35	4,122	$3.51	6,139	$1.61
Granted	1,856	13.39	1,136	18.58	1,330	6.21
Exercised	(834)	3.02	(559)	2.11	(2,882)	1.08
Canceled	(366)	5.51	(55)	4.85	(465)	1.52

End of year	5,300	$10.27	4,644	$7.35	4,122	$3.51

Exercisable at end of year	2,296	$6.17	2,409	$4.01	2,050	$2.34

The Company recognized $25 of stock compensation expense during fiscal 2006 for options granted during fiscal 2001 and 2002 under the Amended Plan. The compensation expense related to these option grants was fully amortized at February 3, 2007. The stock compensation charge represents the difference at the measurement date between the exercise price and the deemed fair value of the Common Stock underlying the options.

Included in the grants for fiscal 2007 and 2006, are 632 and 253 performance-based options, respectively, whose vesting began upon the initial public offering of the Company’s common stock. The fair value of these grants was estimated on the date of the grant using the Black-Scholes valuation model as described above. The Company completed an initial public offering during fiscal 2007 which resulted in compensation expense related to these grants of $576 and $911 in fiscal 2008 and 2007, respectively. No performance-based options were granted during fiscal 2008.

During fiscal 2006, two former officers of the Company exercised vested options for 284 shares of common stock, which were immediately repurchased by the Company for $2,489. Compensation expense was recognized for this amount which represents the excess of the fair value of the common stock over the exercise price of the options.

Restricted Stock Option Plan — Consultants

During fiscal 1999, the Company established a Restricted Stock Option Plan — Consultants (the Consultant Plan) under which the Company may grant options to purchase Common Stock to various consultants who,

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

from time to time, provide critical services to the Company. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. Options vest over varying time periods depending on the arrangement with each consultant and must be exercised within 4 years and 90 days from the date of grant.

A following table presents summary information related to the Company’s common stock option activity under the Consultant Plan, which does not apply to fiscal 2008 and 2007:

	Fiscal 2006
		Weighted-
		Average
		Exercise
Options Outstanding	Shares	Price

Beginning of year	13	$1.11
Exercised	(13)	1.11
Canceled	—	—

End of year	—	$—

Exercisable at end of year	—	$—

The following table presents information related to options outstanding and options exercisable at January 31, 2009, under the Amended Plan, the 2002 Plan and the 2007 Plan based on ranges of exercise prices:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual Life	Average	Number	Contractual Life	Average
Options outstanding	Options	(Years)	Exercise Price	of Options	(Years)	Exercise Price

$ 0.02 - 0.17	79	4	$.17	79	4	$.17
0.18 - 1.11	290	6	.95	290	6	.95
1.12 - 2.62	834	5	2.48	834	5	2.48
2.63 - 4.12	679	7	3.48	471	7	3.44
4.13 - 9.18	458	8	9.18	180	8	9.18
9.19 - 15.81	2,466	10	13.89	239	9	15.55
15.82 - 25.32	494	9	22.78	203	9	23.77

End of year	5,300	8	$10.27	2,296	7	$6.17

The aggregate intrinsic value of outstanding and exercisable options as of January 31, 2009 was $6,252 and $5,785, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 30, 2009 was $5.83 per share.

Amended and restated restricted stock plan

During 2004, the Company issued 442 restricted common shares with a fair value of $2.62 per share at the date of grant to certain directors pursuant to the Amended Plan. The restricted shares cannot be sold or otherwise transferred during the vesting period, which ranges from three to four years from the issuance date. The Company retains a reacquisition right in the event the director ceases to be a member of the board of directors of the Company under certain conditions. The awards are expensed on a straight-line basis over the vesting period. As of February 2, 2008, there were 2 outstanding non-vested shares, which vested during fiscal 2008.

The compensation expense recorded was $5, $131 and $293 in fiscal 2008, 2007, and 2006, respectively. There was no unrecognized compensation cost related to the restricted shares granted under the plan at January 31, 2009.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

10.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Numerator for diluted net income per share — net income	$25,268	$25,335	$22,543
Less preferred stock dividends	—	11,219	14,584

Numerator for basic net income per share	$25,268	$14,116	$7,959
Denominator for basic net income per share — weighted-average common shares	57,425	20,383	5,771
Dilutive effect of stock options and non-vested stock	1,542	2,321	2,398
Dilutive effect of convertible preferred stock	—	30,589	41,752

Denominator for diluted net income per share	58,967	53,293	49,921
Net income per common share:
Basic	$0.44	$0.69	$1.38
Diluted	$0.43	$0.48	$0.45

The denominator for diluted net income per common share for fiscal years 2008, 2007 and 2006 exclude 3,758, 1,136 and 932 employee options, respectively, due to their anti-dilutive effects.

11.	Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age, length of service, and hours employed. In fiscal 2008, 2007, and 2006, the plan was funded through employee contributions and a Company match of 40% up to 3% of eligible compensation. For fiscal years 2008, 2007 and 2006, the Company match was $437, $408 and $300, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan was insignificant at January 31, 2009, and is included in accrued liabilities. Total expense recorded under this plan was also insignificant during fiscal 2008, and is included in selling, general and administrative expenses. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles was insignificant at January 31, 2009, and is included in cash and cash equivalents. Both the asset and the liability are carried at fair value.

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

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

13.	Valuation and qualifying accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			end
Description	of Period	Expenses	Deductions		of Period

Fiscal 2008
Allowance for doubtful accounts	$309	$209	$(222	)(a)	$296
Shrink reserve	1,745	3,785	(3,525)		2,005
Inventory — lower of cost or market reserve	1,801	1,840	(1,277)		2,364
Fiscal 2007
Allowance for doubtful accounts	422	298	(411	)(a)	309
Shrink reserve	1,005	3,620	(2,880)		1,745
Inventory — lower of cost or market reserve	701	1,561	(461)		1,801
Fiscal 2006
Allowance for doubtful accounts	224	338	(140	)(a)	422
Shrink reserve	722	2,003	(1,720)		1,005
Inventory — lower of cost or market reserve	758	359	(416)		701

(a)	Represents writeoff of uncollectible accounts.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Consolidated Financial Statements — (Continued)

14.	Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2008 and fiscal 2007. The Company uses a 13 week fiscal quarter ending on the last Saturday of the quarter.

	Fiscal Quarter
	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$239,298	$249,111	$254,843	$341,394	$194,113	$200,449	$208,235	$309,344
Cost of sales	165,377	175,965	175,368	240,002	134,600	141,417	140,156	212,322

Gross profit	73,921	73,146	79,475	101,392	59,513	59,032	68,079	97,022
Selling, general and administrative expenses	62,065	61,889	65,176	78,192	47,982	51,188	55,609	70,388
Pre-opening expenses	3,772	4,050	4,693	1,796	1,656	2,914	4,494	2,694

Operating income	8,084	7,207	9,606	21,404	9,875	4,930	7,976	23,940
Interest expense	915	1,016	1,124	888	996	1,162	1,307	1,077

Income before income taxes	7,169	6,191	8,482	20,516	8,879	3,768	6,669	22,863
Income tax expense	2,894	2,503	3,465	8,228	3,560	1,562	2,463	9,259

Net income	$4,275	$3,688	$5,017	$12,288	$5,319	$2,206	$4,206	$13,604

Net income per common share:
Basic	$0.08	$0.06	$0.09	$0.21	$0.22	$(0.23)	$0.06	$0.24
Diluted	$0.07	$0.06	$0.09	$0.21	$0.10	$(0.23)	$0.05	$0.23

Due to preferred stock dividends prior to the initial public offering, changes in stock prices during the year and timing of issuance of shares, the sum of fiscal 2007 quarterly net income per common share will not equal the fiscal 2007 annual net income per common share.

Exhibits

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on October 11, 2007).
4.2		Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).
4.3		Stockholder Rights Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (file No. 333-144405) filed with the Securities and Exchange Commission on August 17, 2007).
10	.12(a)	Second Amendment to Lease, dated February 20, 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics and Fragrance, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-33764) filed with the Securities and Exchange Commission on June 17, 2008)
10	.13(a)*	Second Amendment to Lease, dated March 17, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file No. 001-33764) filed with the Securities and Exchange Commission on June 17, 2008)
10	.14(a)	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 15, 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (file No. 001-33764) filed with the Securities and Exchange Commission on August 20, 2008).
10	.15*	Acceptance Letter and Commencement Date Agreement, dated March 24, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file No. 001-33764) filed with the Securities and Exchange Commission on June 17, 2008)
10.16		Employment Agreement, dated as of June 16, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (file No. 001-33764) filed with the Securities and Exchange Commission on June 17, 2008)
10	.16(a)	Amendment to Option Agreement with Grant Date March 24, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby
10.17		Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 2, 2009.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Lynelle P. Kirby Lynelle P. Kirby	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2009

/s/ Gregg R. Bodnar Gregg R. Bodnar	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	April 2, 2009

/s/ Hervé J.F. Defforey Hervé J.F. Defforey	Director	April 2, 2009

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	April 2, 2009

/s/ Dennis K. Eck Dennis K. Eck	Chairman of the Board of Directors	April 2, 2009

/s/ Gerald R. Gallagher Gerald R. Gallagher	Director	April 2, 2009

/s/ Charles Heilbronn Charles Heilbronn	Director	April 2, 2009

/s/ Steven E. Lebow Steven E. Lebow	Director	April 2, 2009

/s/ Charles J. Philippin Charles J. Philippin	Director	April 2, 2009

/s/ Yves Sisteron Yves Sisteron	Director	April 2, 2009