Form 10-Q
period 2009-05-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2009-06-11
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 2, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 001-33764
ULTA SALON, COSMETICS & FRAGRANCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3685240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120
Bolingbrook, Illinois	60440
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (630) 410-4800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 4, 2009 was 57,779,793 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	May 2,	January 31,	May 3,
(In thousands)	2009	2009	2008
(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,840	$3,638	$3,975
Receivables, net	12,392	18,268	19,533
Merchandise inventories, net	230,286	213,602	212,564
Prepaid expenses and other current assets	24,200	24,294	22,435
Prepaid income taxes	5,890	8,628	—
Deferred income taxes	8,195	8,278	9,129

Total current assets	284,803	276,708	267,636

Property and equipment, net	286,140	292,224	255,123
Deferred income taxes	—	—	4,080

Total assets	$570,943	$568,932	$526,839

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$12,534	$18,000	$18,143
Accounts payable	53,500	47,811	66,508
Accrued liabilities	43,757	51,202	49,618
Accrued income taxes	—	—	6,872

Total current liabilities	109,791	117,013	141,141

Notes payable — less current portion	88,047	88,047	86,391
Deferred rent	104,168	101,288	80,411
Deferred income taxes	17,616	17,616	—

Total liabilities	319,622	323,964	307,943
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	May 2,	January 31,	May 3,
(In thousands, except per share data)	2009	2009	2008
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,254, 58,245 and 57,780 shares issued; 57,749, 57,740 and 57,275 shares outstanding; at May 2, 2009 (unaudited), January 31, 2009 and May 3, 2008 (unaudited), respectively	$583	$582	$578
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	294,377	293,052	287,922
Accumulated deficit	(38,936)	(43,856)	(64,849)
Accumulated other comprehensive loss	(524)	(631)	(576)

Total stockholders’ equity	251,321	244,968	218,896

Total liabilities and stockholders’ equity	$570,943	$568,932	$526,839

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended
	May 2,	May 3,
(In thousands, except per share data)	2009	2008

Net sales	$268,825	$239,298
Cost of sales	189,482	165,377

Gross profit	79,343	73,921

Selling, general and administrative expenses	69,194	62,065
Pre-opening expenses	1,195	3,772

Operating income	8,954	8,084
Interest expense	671	915

Income before income taxes	8,283	7,169
Income tax expense	3,363	2,894

Net income	$4,920	$4,275

Net income per common share:
Basic	$0.09	$0.08
Diluted	$0.08	$0.07

Weighted average common shares outstanding:
Basic	57,743	56,956
Diluted	58,750	58,980
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended
	May 2,	May 3,
(In thousands)	2009	2008

Operating activities
Net income	$4,920	$4,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,365	12,018
Non-cash stock compensation charges	1,295	591
Excess tax benefits from stock-based compensation	—	(1,083)
Loss on disposal of property and equipment	39	127
Change in operating assets and liabilities:
Receivables	5,876	1,110
Merchandise inventories	(16,684)	(36,455)
Prepaid expenses and other assets	94	(3,251)
Income taxes	2,738	1,808
Accounts payable	5,689	14,386
Accrued liabilities	(4,255)	(4,119)
Deferred rent	2,880	9,176

Net cash provided by (used in) operating activities	17,957	(1,417)

Investing activities
Purchases of property and equipment	(12,320)	(30,545)

Net cash used in investing activities	(12,320)	(30,545)

Financing activities
Proceeds on long-term borrowings	284,284	289,238
Payments on long-term borrowings	(289,750)	(259,474)
Proceeds from issuance of common stock under stock plans	31	1,360
Excess tax benefits from stock-based compensation	—	1,083
Initial public offering issuance costs	—	(59)

Net cash (used in) provided by financing activities	(5,435)	32,148

Net increase in cash and cash equivalents	202	186
Cash and cash equivalents at beginning of period	3,638	3,789

Cash and cash equivalents at end of period	$3,840	$3,975

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows (continued)
(unaudited)

	Three months ended
	May 2,	May 3,
(In thousands)	2009	2008

Supplemental cash flow information
Cash paid for interest	$723	$1,006

Cash paid for income taxes	$625	$3

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(3,000)	$334

Unrealized gain on interest rate swap hedge, net of tax	$107	$143

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Common stock options exercised	9	1	—	—	30	—	—	31
Unrealized gain on interest rate swap hedge, net of $83 income tax	—	—	—	—	—	—	107	107
Net income for the three months ended May 2, 2009	—	—	—	—	—	4,920	—	4,920

Comprehensive income								5,027
Stock compensation charge	—	—	—	—	1,295	—	—	1,295

Balance — May 2, 2009	58,254	$583	(505)	$(4,179)	$294,377	$(38,936)	$(524)	$251,321

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 2, 2009, the Company operated 320 stores in 36 states, as shown in the table below:

Number of
State	stores

Alabama	7
Arizona	24
Arkansas	1
California	30
Colorado	11
Delaware	1
Florida	22
Georgia	16
Illinois	31
Indiana	6
Iowa	2
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	6
Missouri	3
Nebraska	2
Nevada	6
New Jersey	10
New York	10
North Carolina	13
Ohio	6
Oklahoma	6
Oregon	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	3
Texas	42
Utah	2
Virginia	9
Washington	4
Wisconsin	2

Total	320
The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three months ended May 2, 2009 and May 3, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. All amounts are stated in thousands, with the exception of per share amounts and number of stores.
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
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to financial statements” in the Annual Report.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2009 and 2008 ended on May 2, 2009 and May 3, 2008, respectively.
Reclassifications
Certain reclassifications have been made to the first quarter 2008 operating activities in the statements of cash flows to separately present income taxes to conform to the first quarter 2009 presentation.
Share-based compensation
The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Three months ended
	May 2, 2009	May 3, 2008

Volatility rate	58.0%	50.7%
Average risk-free interest rate	2.5%	1.8%
Average expected life (in years)	6.3	4.7
Dividend yield	None	None
The Company granted 76 and 1,101 stock options during the three months ended May 2, 2009 and May 3, 2008, respectively. The weighted-average grant date fair value of these options was $3.57 and $5.18, respectively.
The Company recorded stock compensation expense of $1,295 and $591 for the three months ended May 2, 2009 and May 3, 2008, respectively. At May 2, 2009, there was approximately $11,428 of unrecognized compensation expense related to unvested options.

Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended
	May 2,	May 3,
	2009	2008

Net income	$4,920	$4,275
Unrealized gain on interest rate swap hedge, net of income tax	107	143

Comprehensive income	$5,027	$4,418

3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three months ended May 2, 2009 and May 3, 2008. Total rent expense under operating leases was $17,936 and $15,459 for the three months ended May 2, 2009 and May 3, 2008, respectively.
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
On May 29, 2009, the Company and its primary insurance carrier engaged in a mediation with counsel representing the putative class. Although defendants continue to deny plaintiffs’ allegations, in the interest of putting this matter behind it, the Company and its insurer have reached a tentative settlement with plaintiffs, subject to agreement on comprehensive settlement documentation and approval by the Court. All amounts to be paid under the tentative settlement will be paid out of proceeds of the Company’s directors and officers liability insurance coverage.
General litigation — The Company is also involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment related claims. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
The Company’s credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On May 2, 2009, the Company’s tangible net worth was approximately $251,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The weighted-average interest rate on the outstanding borrowings as of May 2, 2009 and January 31, 2009, was 1.48% and 1.52%, respectively. At May 2, 2009, the Company had $100,581 of outstanding borrowings under the facility. The Company has classified

$88,047 as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year. The Company had approximately $93,531 and $86,764 of availability as of May 2, 2009 and January 31, 2009, respectively.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of May 2, 2009 and January 31, 2009.
5. Financial instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.
On February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. The adoption had no impact on amounts recognized in the Company’s financial statements. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.
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
The Company’s derivative financial instrument is designated and qualifies as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in interest expense during the period of change. The following table summarizes the fair value and presentation within the balance sheets for derivatives designated as hedging instruments under SFAS No. 133:

Derivative Liabilities
	May 2, 2009		January 31, 2009
(unaudited)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swap liability	Accrued liabilities	$852	Accrued liabilities	$1,042
The following table presents the impact of derivatives in SFAS No. 133 cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain		Amount of Gain		Amount of Gain
	Recognized in		Reclassfied from		Recognized in Income
	AOCL on Derivative		AOCL into Income		on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	May 2,	May 3,	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008	2009	2008
Interest rate swap, net of tax	$107	$143	$—	$—	$—	$—

6. Fair Value Measurements
On February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. The adoption had no impact on the Company’s financial statements. SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
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
As of May 2, 2009, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain liabilities associated with the Company’s non-qualified deferred compensation plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s liabilities associated with its non-qualified deferred compensation plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2. The following table presents the Company’s financial liabilities as of May 2, 2009 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3

Deferred compensation liabilities	$—	$90	$—
Interest rate swap liability	$—	$852	$—
7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended
	May 2,	May 3,
	2009	2008

Net income	$4,920	$4,275

Denominator for basic net income per share — weighted-average common shares	57,743	56,956
Dilutive effect of stock options	1,007	2,024

Denominator for diluted net income per share	58,750	58,980

Net income per common share:
Basic	$0.09	$0.08
Diluted	$0.08	$0.07
The denominators for diluted net income per common share for the three months ended May 2, 2009 and May 3, 2008 exclude 3,481 and 2,217 employee stock options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in our Annual Report on Form 10-K for the year ended January 31, 2009. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of May 2, 2009, we operated 320 stores across 36 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we now refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
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

Global economic conditions
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing in 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
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
Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2009 and 2008 ended on May 2, 2009 and May 3, 2008, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Three months ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008
	(Dollars in thousands)		(Percentage of net sales)
Net sales	$268,825	$239,298	100.0%	100.0%
Cost of sales	189,482	165,377	70.5%	69.1%

Gross profit	79,343	73,921	29.5%	30.9%

Selling, general and administrative expenses	69,194	62,065	25.7%	25.9%
Pre-opening expenses	1,195	3,772	0.4%	1.6%

Operating income	8,954	8,084	3.3%	3.4%
Interest expense	671	915	0.2%	0.4%

Income before income taxes	8,283	7,169	3.1%	3.0%
Income tax expense	3,363	2,894	1.3%	1.2%

Net income	$4,920	$4,275	1.8%	1.8%

Other operating data:
Number stores end of period	320	265
Comparable store sales (decrease) increase	(2.3)%	3.9%

During fiscal 2008, we experienced a deceleration of our comparable store sales. Our comparable store increases for the first, second and third quarters of fiscal 2008 were 3.9%, 3.7%, and 2.0%, respectively, while our fourth quarter comparable store sales decreased 5.5% resulting in a full year comparable store sales increase of 0.2%. We believe that the deterioration of the U.S. economy was the primary contributing factor to our comparable store sales deceleration throughout fiscal 2008.
Comparison of three months ended May 2, 2009 to three months ended May 3, 2008
Net sales
Net sales increased $29.5 million, or 12.3%, to $268.8 million for the three months ended May 2, 2009, compared to $239.3 million for the three months ended May 3, 2008. The increase is primarily due to an additional 55 net new stores operating since first quarter 2008. Non-comparable stores contributed $34.7 million to net sales while comparable stores contributed negative $5.2 million to net sales.
Our comparable store sales decreased 2.3%, which included a 2.0% increase in traffic offset by a 4.3% decrease in average ticket. We attribute the decrease in comparable store sales primarily to the continuing difficult economic environment and its negative impact on consumer spending.
Gross profit
Gross profit increased $5.4 million, or 7.3%, to $79.3 million for the three months ended May 2, 2009, compared to $73.9 million for the three months ended May 3, 2008. Gross profit as a percentage of net sales decreased 140 basis points to 29.5% for the three months ended May 2, 2009, compared to 30.9% for the three months ended May 3, 2008. The 140 basis point decrease in gross margin rate was primarily driven by expected de-leverage in fixed store occupancy costs resulting from the acceleration of our new store program over the last twelve months. We also planned a 50 basis point investment in margin rate during the quarter compared to the prior year to drive customer traffic and market share in a difficult retail environment. This incremental investment was offset by improved efficiencies in our distribution and transportation network including the opening of our Phoenix, Arizona distribution center.

Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $7.1 million, or 11.5%, to $69.2 million for the three months ended May 2, 2009, compared to $62.1 million for the three months ended May 3, 2008. As a percentage of net sales, SG&A expenses decreased 20 basis points to 25.7% for the three months ended May 2, 2009, compared to 25.9% for the three months ended May 3, 2008. A 70 basis point increase in advertising expense during the quarter was offset by improved leverage in corporate overhead and variable store expenses as compared to the prior year period.
Pre-opening expenses
Pre-opening expenses decreased $2.6 million, or 68.3%, to $1.2 million for the three months ended May 2, 2009, compared to $3.8 million for the three months ended May 3, 2008. During the three months ended May 2, 2009, we opened 9 new stores, compared to 17 new store openings and 1 remodeled store during the three months ended May 3, 2008.
Interest expense
Interest expense was $0.7 million for the three months ended May 2, 2009, compared to $0.9 million for the three months ended May 3, 2008. The increase in our average debt outstanding on our credit facility was offset by a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $3.4 million for the three months ended May 2, 2009 represents an effective tax rate of 40.6%, compared to $2.9 million of tax expense representing an effective tax rate of 40.4% for the three months ended May 3, 2008.
Net income
Net income increased $0.6 million, or 15.1%, to $4.9 million for the three months ended May 2, 2009, compared to $4.3 million for the three months ended May 3, 2008. The increase is primarily related to the $5.4 million increase in gross profit and a $2.6 million decrease in pre-opening expenses, partially offset by a $7.1 million increase in SG&A expenses.
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

The following table presents a summary of our cash flows for the three months ended May 2, 2009 and May 3, 2008:

	Three months ended
	May 2,	May 3,
(In thousands)	2009	2008

Net cash provided by (used in) operating activities	$17,957	$(1,417)
Net cash used in investing activities	(12,320)	(30,545)
Net cash (used in) provided by financing activities	(5,435)	32,148

Net increase in cash and cash equivalents	$202	$186

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $230.3 million at May 2, 2009, an increase of $17.7 million compared to May 3, 2008. The increase is primarily related to the addition of 55 net new stores opened since May 3, 2008. Average inventory per store at May 2, 2009 decreased approximately 4.8% compared to May 3, 2008 after adjusting for the inventory build in our Phoenix, Arizona distribution center which opened in April 2008.
Income taxes were prepaid by $5.9 million at May 2, 2009, compared to $8.6 million at January 31, 2009. The change of $2.7 million related to first quarter 2009 activity. In May 2009, we received an expected $8.0 million income tax refund related to certain tax planning changes adopted in fiscal 2008.
Deferred rent liabilities were $104.2 million at May 2, 2009, an increase of $23.8 million compared to May 3, 2008. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to activity since May 3, 2008 which includes 55 net new stores.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities relate to capital expenditures and were $12.3 million during the three months ended May 2, 2009, compared to $30.5 million during the three months ended May 3, 2008. Capital expenditures were higher during the three months ended May 3, 2008 due to the addition of a second distribution center and the number of new store openings (9 new stores were opened during first quarter 2009, compared to 17 new stores during first quarter 2008).
Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions. The decrease in net cash provided by financing activities of $37.6 million in first quarter 2009 compared to first quarter 2008 is primarily the result of increased payments on long-term borrowings.
Credit facility
Our credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On May 2, 2009, our tangible net worth was approximately $251 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The advance rates on owned inventory are 80% (85% from September 1 to January 31).
The interest rate on the outstanding balances under the facility as of May 2, 2009 and January 31, 2009 was 1.48% and 1.52%, respectively. At May 2, 2009, we had $100.6 million of outstanding borrowings under the facility. We have classified $88.0 million as long-term as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year. We had approximately $93.5 million and $86.8 million of availability as of May 2, 2009 and January 31, 2009, respectively. We also have an ongoing letter of credit that renews annually which had a balance of $0.3 million as of May 2, 2009 and January 31, 2009.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of May 2, 2009. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of May 2, 2009.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended May 2, 2009.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended January 31, 2009.
Share-based compensation
We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Pursuant to SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest.
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
See notes to financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the balance sheets as of May 2, 2009 and January 31, 2009 had a negative fair value of $0.9 million and $1.0 million, respectively, and is included in accrued liabilities. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain or loss in accumulated other comprehensive loss in stockholders’ equity. Our weighted average debt for the three months ended May 2, 2009 was $77.6 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.2 million change to our interest expense for the three months ended May 2, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of May 2, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On May 29, 2009, we and our primary insurance carrier engaged in a mediation with counsel representing the putative class. Although we continue to deny plaintiffs’ allegations, in the interest of putting this matter behind us, we and our insurer have reached a tentative settlement with plaintiffs, subject to agreement on comprehensive settlement documentation and approval by the Court. All amounts to be paid under the tentative settlement will be paid out of proceeds of our directors and officers liability insurance coverage.
General litigation — We are also involved in various legal proceedings that are incidental to the conduct of our business, including, but not limited to, employment related claims. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 11, 2009 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer