Form 10-Q
period 2009-08-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2009-09-10
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 1, 2009
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
Registrant’s telephone number, including area code: (630) 410-4800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 3, 2009 was 57,910,481 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	August 1,	January 31,	August 2,
(In thousands)	2009	2009	2008
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,663	$3,638	$3,255
Receivables, net	13,135	18,268	19,164
Merchandise inventories, net	209,152	213,602	197,028
Prepaid expenses and other current assets	25,373	24,294	22,699
Prepaid income taxes	—	8,628	—
Deferred income taxes	8,097	8,278	9,063

Total current assets	259,420	276,708	251,209

Property and equipment, net	288,537	292,224	278,378
Deferred income taxes	—	—	4,080

Total assets	$547,957	$568,932	$533,667

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$23,086	$18,000	$31,766
Accounts payable	40,393	47,811	40,630
Accrued liabilities	53,350	51,202	52,865
Accrued income taxes	3,846	—	4,374

Total current liabilities	120,675	117,013	129,635

Notes payable — less current portion	42,365	88,047	86,390
Deferred rent	108,245	101,288	93,291
Deferred income taxes	17,616	17,616	—

Total liabilities	288,901	323,964	309,316
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	August 1,	January 31,	August 2,
(In thousands, except per share data)	2009	2009	2008
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,389, 58,245 and 58,028 shares issued; 57,884, 57,740 and 57,523 shares outstanding; at August 1, 2009 (unaudited), January 31, 2009 and August 2, 2008 (unaudited), respectively	$583	$582	$580
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	296,205	293,052	289,587
Accumulated deficit	(33,186)	(43,856)	(61,161)
Accumulated other comprehensive loss	(367)	(631)	(476)

Total stockholders’ equity	259,056	244,968	224,351

Total liabilities and stockholders’ equity	$547,957	$568,932	$533,667

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$273,539	$249,111	$542,364	$488,409
Cost of sales	195,028	175,965	384,510	341,342

Gross profit	78,511	73,146	157,854	147,067

Selling, general and administrative expenses	66,265	61,889	135,459	123,954
Pre-opening expenses	2,010	4,050	3,205	7,822

Operating income	10,236	7,207	19,190	15,291
Interest expense	645	1,016	1,316	1,931

Income before income taxes	9,591	6,191	17,874	13,360
Income tax expense	3,841	2,503	7,204	5,397

Net income	$5,750	$3,688	$10,670	$7,963

Net income per common share:
Basic	$0.10	$0.06	$0.18	$0.14
Diluted	$0.10	$0.06	$0.18	$0.13

Weighted average common shares outstanding:
Basic	57,819	57,435	57,781	57,196
Diluted	59,045	59,012	58,914	59,000
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended
	August 1,	August 2,
(In thousands)	2009	2008

Operating activities
Net income	$10,670	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,360	24,354
Non-cash stock compensation charges	2,648	1,544
Excess tax benefits from stock-based compensation	(283)	(1,101)
Loss on disposal of property and equipment	184	252
Change in operating assets and liabilities:
Receivables	5,133	1,479
Merchandise inventories	4,450	(20,919)
Prepaid expenses and other assets	(1,079)	(3,515)
Income taxes	12,474	(690)
Accounts payable	(7,418)	(11,492)
Accrued liabilities	4,775	1,123
Deferred rent	6,957	22,056

Net cash provided by operating activities	69,871	21,054

Investing activities
Purchases of property and equipment	(29,756)	(68,072)

Net cash used in investing activities	(29,756)	(68,072)

Financing activities
Proceeds on long-term borrowings	561,662	579,492
Payments on long-term borrowings	(602,258)	(536,106)
Proceeds from issuance of common stock under stock plans	223	2,056
Excess tax benefits from stock-based compensation	283	1,101
Initial public offering issuance costs	—	(59)

Net cash (used in) provided by financing activities	(40,090)	46,484

Net increase (decrease) in cash and cash equivalents	25	(534)
Cash and cash equivalents at beginning of period	3,638	3,789

Cash and cash equivalents at end of period	$3,663	$3,255

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows (continued)
(unaudited)

	Six months ended
	August 1,	August 2,
(In thousands)	2009	2008

Supplemental cash flow information
Cash paid for interest	$1,406	$2,175

Cash paid (received) for income taxes	$(5,553)	$4,987

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(1,899)	$(1,477)

Unrealized gain on interest rate swap hedge, net of tax	$264	$243

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Common stock options exercised	144	1	—	—	222	—	—	223
Unrealized gain on interest rate swap hedge, net of $181 income tax	—	—	—	—	—	—	264	264
Net income for the six months ended August 1, 2009	—	—	—	—	—	10,670	—	10,670

Comprehensive income								10,934
Excess tax benefits from stock-based compensation	—	—	—	—	283	—	—	283
Stock compensation charge	—	—	—	—	2,648	—	—	2,648

Balance — August 1, 2009	58,389	$583	(505)	$(4,179)	$296,205	$(33,186)	$(367)	$259,056

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
The Company was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 1, 2009, the Company operated 333 stores in 38 states, as shown in the table below:

Number of
State	stores

Alabama	7
Arizona	24
Arkansas	1
California	30
Colorado	11
Connecticut	1
Delaware	1
Florida	24
Georgia	17
Illinois	32
Indiana	6
Iowa	3
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	6
Mississippi	1
Missouri	3
Nebraska	2
Nevada	6
New Jersey	10
New York	12
North Carolina	13
Ohio	6
Oklahoma	7
Oregon	3
Pennsylvania	14
Rhode Island	1
South Carolina	4
Tennessee	3
Texas	43
Utah	2
Virginia	10
Washington	4
Wisconsin	2

Total	333
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three months ended August 1, 2009 and August 2, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010, or for any other future interim period or for any future year.
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
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to financial statements” in the Annual Report. The Company has evaluated subsequent events through September 10, 2009, which is the date these financial statements were issued.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2009 and 2008 ended on August 1, 2009 and August 2, 2008, respectively.
Reclassifications
Certain reclassifications have been made to the first half 2008 operating activities in the statements of cash flows to separately present income taxes to conform to the first half 2009 presentation.
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

	Six months ended
	August 1, 2009	August 2, 2008

Volatility rate	62.5%	50.5%
Average risk-free interest rate	2.0%	1.9%
Average expected life (in years)	4.6	4.7
Dividend yield	None	None
The Company granted 403 and 1,123 stock options during the six months ended August 1, 2009 and August 2, 2008, respectively. The weighted-average grant date fair value of these options was $4.74 and $5.21, respectively.
The Company recorded stock compensation expense of $1,353 and $953 for the three months ended August 1, 2009 and August 2, 2008, respectively. The Company recorded stock compensation expense of $2,648 and $1,544 for the six months ended August 1, 2009 and August 2, 2008, respectively. At August 1, 2009, there was approximately $11,549 of unrecognized compensation expense related to unvested options.

Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net income	$5,750	$3,688	$10,670	$7,963
Unrealized gain on interest rate swap hedge, net of income tax	157	100	264	243

Comprehensive income	$5,907	$3,788	$10,934	$8,206

Recent accounting pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS No. 107-1 and APB No. 28-1”), which requires quarterly disclosure of information about fair value of financial instruments within the scope of Statement 107, Disclosures about Fair Values of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of SFAS 107-1 No. and APB No. 28-1 in the second quarter of 2009. The adoption of SFAS No. 107-1 and APB No. 28-1 had no financial impact on the Company’s financial position or results of operations as it is disclosure-only in nature.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No.165 is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt SFAS No. 168 in the third quarter of 2009, as required. The Company does not expect SFAS No. 168 to have any impact on its consolidated financial position or results of operations.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three months ended August 1, 2009 and August 2, 2008. Total rent expense under operating leases was $17,823 and $16,571 for the three months ended August 1, 2009 and August 2, 2008, respectively. Total rent expense under operating leases was $35,759 and $32,030 for the six months ended August 1, 2009 and August 2, 2008, respectively.
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
On May 29, 2009, the Company and its primary insurance carrier engaged in a mediation with counsel representing the putative class. Although defendants continue to deny plaintiffs’ allegations, in the interest of putting this matter behind it, the Company and its insurer have reached a tentative settlement with plaintiffs, subject to final approval by the Court. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement on November 16, 2009. All amounts to be paid under the tentative settlement will be paid out of proceeds of the Company’s directors and officers liability insurance coverage.
General litigation — In July 2009, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt (from the Fair Labor Standards Act and California Labor Code). The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009 the Company filed its answer to the lawsuit and on August 31, 2009 the Company moved the action to Federal Court. Although the Company believes that it has meritorious defenses to the claims made in the putative class action and intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
The Company’s credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On August 1, 2009, the Company’s tangible net worth was approximately $259,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter. The weighted-average interest rate on the outstanding borrowings as of August 1, 2009 and January 31, 2009, was 1.60% and 1.52%, respectively. At August 1, 2009, the Company had $65,451 of outstanding borrowings under the facility. The Company has classified $42,365 as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year. The Company had approximately $120,798 and $86,764 of availability as of August 1, 2009 and January 31, 2009, respectively.
The Company has an ongoing letter of credit that renews annually in October, the balance of which was $326 as of August 1, 2009 and January 31, 2009.
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

Derivative Liabilities
	August 1, 2009		January 31, 2009
(unaudited)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swap liability	Accrued liabilities	$597	Accrued liabilities	$1,042
The following table presents the impact of derivatives in SFAS No. 133 cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain		Amount of Gain		Amount of Gain
	Recognized in		Reclassfied from		Recognized in Income
	AOCL on Derivative		AOCL into Income		on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008	2009	2008
Interest rate swap, net of tax	$157	$100	$—	$—	$—	$—

	Amount of Gain		Amount of Gain		Amount of Gain
	Recognized in		Reclassfied from		Recognized in Income
	AOCL on Derivative		AOCL into Income		on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Six months ended		Six months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008	2009	2008
Interest rate swap, net of tax	$264	$243	$—	$—	$—	$—
6. Fair Value Measurements
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
As of August 1, 2009, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain liabilities associated with the Company’s non-qualified deferred compensation plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s liabilities associated with its non-qualified deferred compensation plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2. The following table presents the Company’s financial liabilities as of August 1, 2009 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3

Deferred compensation liabilities	$—	$136	$—
Interest rate swap liability	$—	$597	$—
7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net income	$5,750	$3,688	$10,670	$7,963

Denominator for basic net income per share — weighted-average common shares	57,819	57,435	57,781	57,196
Dilutive effect of stock options	1,226	1,577	1,133	1,804

Denominator for diluted net income per share	59,045	59,012	58,914	59,000

Net income per common share:
Basic	$0.10	$0.06	$0.18	$0.14
Diluted	$0.10	$0.06	$0.18	$0.13
The denominators for diluted net income per common share for the three months ended August 1, 2009 and August 2, 2008 exclude 3,407 and 2,235 employee stock options, respectively, due to their anti-dilutive effects.
The denominators for diluted net income per common share for the six months ended August 1, 2009 and August 2, 2008 exclude 3,790 and 2,235 employee stock options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in our Annual Report on Form 10-K for the year ended January 31, 2009. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of August 1, 2009, we operated 333 stores across 38 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we now refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
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
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our future comparable store sales increases to reflect the high single digit to low double digit increases we experienced in 2006 and early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. While we have experienced stabilization in our comparable store sales in the first and second quarter of 2009, the economy remains challenging and continues to have a negative impact on the level of comparable store sales we can achieve.
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
Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2009 and 2008 ended on August 1, 2009 and August 2, 2008, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2009	2008	2009	2008
Net sales	$273,539	$249,111	$542,364	$488,409
Cost of sales	195,028	175,965	384,510	341,342

Gross profit	78,511	73,146	157,854	147,067

Selling, general and administrative expenses	66,265	61,889	135,459	123,954
Pre-opening expenses	2,010	4,050	3,205	7,822

Operating income	10,236	7,207	19,190	15,291
Interest expense	645	1,016	1,316	1,931

Income before income taxes	9,591	6,191	17,874	13,360
Income tax expense	3,841	2,503	7,204	5,397

Net income	$5,750	$3,688	$10,670	$7,963

Other operating data:
Number stores end of period	333	283	333	283
Comparable store sales (decrease) increase	(1.7)%	3.7%	(2.0)%	3.8%

	Three months ended		Three months ended
	August 1,	August 2,	August 1,	August 2,
(Percentage of net sales)	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3%	70.6%	70.9%	69.9%

Gross profit	28.7%	29.4%	29.1%	30.1%

Selling, general and administrative expenses	24.2%	24.8%	25.0%	25.4%
Pre-opening expenses	0.7%	1.6%	0.6%	1.6%

Operating income	3.7%	2.9%	3.5%	3.1%
Interest expense	0.2%	0.4%	0.2%	0.4%

Income before income taxes	3.5%	2.5%	3.3%	2.7%
Income tax expense	1.4%	1.0%	1.3%	1.1%

Net income	2.1%	1.5%	2.0%	1.6%

During fiscal 2008, we experienced a deceleration of our comparable store sales. Our comparable store increases for the first, second and third quarters of fiscal 2008 were 3.9%, 3.7% and 2.0%, respectively, while our fourth quarter comparable store sales decreased 5.5% resulting in a full year comparable store sales increase of 0.2%. We believe that the deterioration of the U.S. economy was the primary contributing factor to our comparable store sales deceleration throughout fiscal 2008.

Comparison of three months ended August 1, 2009 to three months ended August 2, 2008
Net sales
Net sales increased $24.4 million, or 9.8%, to $273.5 million for the three months ended August 1, 2009, compared to $249.1 million for the three months ended August 2, 2008. The increase is primarily due to an additional 50 new stores operating since second quarter 2008 which contributed $28.5 million to net sales while the sales decline in comparable stores caused a decrease of $4.1 million to net sales when compared to last year.
Our comparable store sales decreased 1.7%, which included a 2.2% increase in traffic offset by a 3.9% decrease in average ticket. We attribute the decrease in comparable store sales primarily to the continuing difficult economic environment and its negative impact on consumer spending.
Gross profit
Gross profit increased $5.4 million, or 7.3%, to $78.5 million for the three months ended August 1, 2009, compared to $73.1 million for the three months ended August 2, 2008. Gross profit as a percentage of net sales decreased 70 basis points to 28.7% for the three months ended August 1, 2009, compared to 29.4% for the three months ended August 2, 2008. The decrease in gross profit margin was primarily driven by 130 basis points of deleverage in fixed store occupancy costs resulting from the acceleration of our new store program in prior fiscal years. The fixed store deleverage is net of 20 basis points of accelerated depreciation related to a store fixture program and a 30 basis point benefit due to temporary rent relief in a dozen stores where co-tenant vacancies triggered temporary rent reductions. We also experienced a 30 basis point decrease in our merchandise margin rate due to higher customer redemption rates for our marketing coupons compared to last year which is consistent with our experience in the first quarter fiscal 2009. The decreases in gross profit margin were offset by the benefit of cost reductions and operating efficiencies across our supply chain.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $4.4 million, or 7.1%, to $66.3 million for the three months ended August 1, 2009, compared to $61.9 million for the three months ended August 2, 2008. As a percentage of net sales, SG&A expenses decreased 60 basis points to 24.2% for the three months ended August 1, 2009, compared to 24.8% for the three months ended August 2, 2008. The improvement in SG&A primarily represents improved leverage in store and corporate overhead expenses as a result of our focused expense management strategies.
Pre-opening expenses
Pre-opening expenses decreased $2.1 million, or 50.4%, to $2.0 million for the three months ended August 1, 2009, compared to $4.1 million for the three months ended August 2, 2008. During the three months ended August 1, 2009, we opened 13 new stores, compared to 18 new store openings and 5 remodeled stores during the three months ended August 2, 2008.
Interest expense
Interest expense was $0.6 million for the three months ended August 1, 2009, compared to $1.0 million for the three months ended August 2, 2008. The decrease is the result of lower average debt outstanding on our credit facility and a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $3.8 million for the three months ended August 1, 2009 represents an effective tax rate of 40.0%, compared to $2.5 million of tax expense representing an effective tax rate of 40.4% for the three months ended August 2, 2008.
Net income
Net income increased $2.1 million, or 55.9%, to $5.8 million for the three months ended August 1, 2009, compared to $3.7 million for the three months ended August 2, 2008. The increase is primarily related to the $5.4 million increase in gross profit and a $2.1 million decrease in pre-opening expenses, partially offset by a $4.4 million increase in SG&A expenses.

Comparison of six months ended August 1, 2009 to six months ended August 2, 2008
Net sales
Net sales increased $54.0 million, or 11.0%, to $542.4 million for the six months ended August 1, 2009, compared to $488.4 million for the six months ended August 2, 2008. The increase is primarily due to an additional 50 new stores operating since second quarter 2008 which contributed $63.2 million to net sales while the sales decline in comparable stores caused a decrease of $9.2 million to net sales when compared to last year.
Our comparable store sales decreased 2.0%, which included a 2.1% increase in traffic offset by a 4.1% decrease in average ticket. We attribute the decrease in comparable store sales primarily to the continuing difficult economic environment and its negative impact on consumer spending.
Gross profit
Gross profit increased $10.8 million, or 7.3%, to $157.9 million for the six months ended August 1, 2009, compared to $147.1 million for the six months ended August 2, 2008. Gross profit as a percentage of net sales decreased 100 basis points to 29.1% for the six months ended August 1, 2009, compared to 30.1% for the six months ended August 2, 2008. The decrease in gross profit margin was primarily driven by 130 basis points of deleverage in fixed store occupancy costs resulting from the acceleration of our new store program in prior fiscal years. We also experienced a 40 basis point decline in gross profit margin as the result of additional merchandise margin investment in the first quarter to drive customer traffic in a difficult retail environment, and the continuing negative impact due to higher redemption rates of our marketing coupons compared to last year. These decreases in gross profit margin were offset by the benefit of cost reductions and operating efficiencies across our supply chain.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $11.5 million, or 9.3%, to $135.5 million for the six months ended August 1, 2009, compared to $124.0 million for the six months ended August 2, 2008. As a percentage of net sales, SG&A expenses decreased 40 basis points to 25.0% for the six months ended August 1, 2009, compared to 25.4% for the six months ended August 2, 2008. The improvement in SG&A primarily represents improved leverage in store and corporate overhead expenses as a result of our focused expense management strategies.
Pre-opening expenses
Pre-opening expenses decreased $4.6 million, or 59.0%, to $3.2 million for the six months ended August 1, 2009, compared to $7.8 million for the six months ended August 2, 2008. During the six months ended August 1, 2009, we opened 22 new stores, compared to 35 new store openings and 6 remodeled stores during the six months ended August 2, 2008.
Interest expense
Interest expense was $1.3 million for the six months ended August 1, 2009, compared to $1.9 million for the six months ended August 2, 2008. The decrease is the result of lower average debt outstanding on our credit facility and a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $7.2 million for the six months ended August 1, 2009 represents an effective tax rate of 40.3%, compared to $5.4 million of tax expense representing an effective tax rate of 40.4% for the six months ended August 2, 2008.
Net income
Net income increased $2.7 million, or 34.0%, to $10.7 million for the six months ended August 1, 2009, compared to $8.0 million for the six months ended August 2, 2008. The increase is primarily related to the $10.8 million increase in gross profit and a $4.6 million decrease in pre-opening expenses, partially offset by a $11.5 million increase in SG&A expenses.

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
The following table presents a summary of our cash flows for the six months ended August 1, 2009 and August 2, 2008:

	Six months ended
	August 1,	August 2,
(In thousands)	2009	2008

Net cash provided by operating activities	$69,871	$21,054
Net cash used in investing activities	(29,756)	(68,072)
Net cash (used in) provided by financing activities	(40,090)	46,484

Net increase (decrease) in cash and cash equivalents	$25	$(534)

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $209.2 million at August 1, 2009, an increase of $12.2 million compared to August 2, 2008. The increase is primarily related to the addition of 50 net new stores opened since August 2, 2008. Average inventory per store at August 1, 2009 decreased approximately 9.8% compared to August 2, 2008. The decrease in inventory per store is the result of specific inventory management initiatives implemented in fiscal 2009.
Prepaid income taxes decreased $8.6 million from January 31, 2009 to August 1, 2009. The change is primarily related to the receipt of an expected $8.0 million income tax refund in May 2009, related to certain tax planning changes adopted in fiscal 2008.
Deferred rent liabilities were $108.2 million at August 1, 2009, an increase of $14.9 million compared to August 2, 2008. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to activity since August 2, 2008 which includes 50 net new stores.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities relate to capital expenditures were $29.8 million during the six months ended August 1, 2009, compared to $68.1 million during the six months ended August 2, 2008. The decrease in capital expenditures year over year is primarily due to the planned reduction in our new store program in fiscal 2009 due to the uncertain economy and its effect on the real estate market place. Capital expenditures for the six months ended August 1, 2009 included 22 new stores while capital expenditures for the six months ended August 2, 2008 included 35 new stores and the addition of our second distribution center.

Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions. The decrease in net cash provided by financing activities of $86.6 million in first half 2009 compared to first half 2008 is primarily the result of increased payments on long-term borrowings.
Credit facility
Our credit facility is with LaSalle Bank National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31).The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On August 1, 2009, our tangible net worth was approximately $259 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter.
The interest rate on the outstanding balances under the facility as of August 1, 2009, January 31, 2009 and August 2, 2008 was 1.60%, 1.52% and 3.67%, respectively. At August 1, 2009, we had $65.5 million of outstanding borrowings under the facility. We have classified $42.4 million as long-term as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year. We had approximately $120.8 million, $86.8 million and $31.5 million (excluding the accordion option which was exercised on August 15, 2008) of availability as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively. We also have an ongoing letter of credit that renews annually which had a balance of $0.3 million as of August 1, 2009, January 31, 2009 and August 2, 2008.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of August 1, 2009. Our letters of credit outstanding under our revolving credit facility were $0.3 million as of August 1, 2009.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended August 1, 2009.
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
Recent accounting pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS No. 107-1 and APB No. 28-1”), which requires quarterly disclosure of information about fair value of financial instruments within the scope of Statement 107, Disclosures about Fair Values of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009. We adopted the provisions of SFAS 107-1 No. and APB No. 28-1 in the second quarter of 2009. The adoption of SFAS No. 107-1 and APB No. 28-1 had no financial impact on our financial position or results of operations as it is disclosure-only in nature.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No.165 is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 did not have any impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We will adopt SFAS No. 168 in the third quarter of 2009, as required. We do not expect SFAS No. 168 to have any impact on our consolidate financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the balance sheets as of August 1, 2009 and January 31, 2009 had a negative fair value of $0.6 million and $1.0 million, respectively, and is included in accrued liabilities. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain or loss in accumulated other comprehensive loss in stockholders’ equity. Our weighted average debt for the six months ended August 1, 2009 was $68.0 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.3 million change to our interest expense for the six months ended August 1, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of August 1, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On May 29, 2009, we and our primary insurance carrier engaged in a mediation with counsel representing the putative class. Although we continue to deny plaintiffs’ allegations, in the interest of putting this matter behind us, we and our insurer have reached a tentative settlement with plaintiffs, subject to final approval by the Court. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement on November 16, 2009. All amounts to be paid under the tentative settlement will be paid out of proceeds of our directors and officers liability insurance coverage.
General litigation — In July 2009, a putative employment class action lawsuit was filed against us and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt (from the Fair Labor Standards Act and California Labor Code). The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009 we filed our answer to the lawsuit and on August 31, 2009 we moved the action to Federal Court. Although we believe that we have meritorious defenses to the claims made in the putative class action and intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on June 17, 2009, the Company’s stockholders elected three Class II Directors to hold office until the 2012 Annual Meeting of Stockholders and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year 2009, ending January 30, 2010.
The table below shows the results of the stockholders’ votes:

	For	Against	Abstain	Withheld
Election of Class II Directors:
Hervé J.F. Defforey	51,249,733	—	—	602,695
Robert F. DiRomualdo	51,250,239	—	—	602,189
Lorna E. Nagler	51,250,111	—	—	602,317

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm	51,707,566	141,224	3,638	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 10, 2009 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar

Gregg R. Bodnar
Chief Financial Officer