Form 10-Q
period 2009-10-31
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2009-12-10
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 3, 2009 was 58,103,711 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information

Item 1.	Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	October 31,	January 31,	November 1,
(In thousands)	2009	2009	2008
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,795	$3,638	$3,648
Receivables, net	13,340	18,268	20,488
Merchandise inventories, net	273,978	213,602	268,928
Prepaid expenses and other current assets	28,386	24,294	24,960
Prepaid income taxes	—	8,628	—
Deferred income taxes	7,984	8,278	9,088

Total current assets	327,483	276,708	327,112

Property and equipment, net	293,746	292,224	292,120
Deferred income taxes	—	—	4,080

Total assets	$621,229	$568,932	$623,312

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$14,635	$18,000	$51,590
Accounts payable	117,520	47,811	97,768
Accrued liabilities	57,811	51,202	50,532
Accrued income taxes	5,682	—	5,798

Total current liabilities	195,648	117,013	205,688

Notes payable — less current portion	24,527	88,047	86,390
Deferred rent	113,184	101,288	100,126
Deferred income taxes	17,616	17,616	—

Total liabilities	350,975	323,964	392,204
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	October 31,	January 31,	November 1,
(In thousands, except per share data)	2009	2009	2008
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,609, 58,245 and 58,168 shares issued; 58,104, 57,740 and 57,663 shares outstanding; at October 31, 2009 (unaudited), January 31, 2009 and November 1, 2008 (unaudited), respectively	$586	$582	$582
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	298,762	293,052	291,362
Accumulated deficit	(24,726)	(43,856)	(56,144)
Accumulated other comprehensive loss	(189)	(631)	(513)

Total stockholders’ equity	270,254	244,968	231,108

Total liabilities and stockholders’ equity	$621,229	$568,932	$623,312

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$284,043	$254,843	$826,407	$743,252
Cost of sales	193,498	175,368	578,008	516,710

Gross profit	90,545	79,475	248,399	226,542

Selling, general and administrative expenses	73,671	65,176	209,130	189,130
Pre-opening expenses	2,183	4,693	5,388	12,515

Operating income	14,691	9,606	33,881	24,897
Interest expense	441	1,124	1,757	3,055

Income before income taxes	14,250	8,482	32,124	21,842
Income tax expense	5,790	3,465	12,994	8,862

Net income	$8,460	$5,017	$19,130	$12,980

Net income per common share:
Basic	$0.15	$0.09	$0.33	$0.23
Diluted	$0.14	$0.09	$0.32	$0.22

Weighted average common shares outstanding:
Basic	57,979	57,591	57,847	57,328
Diluted	59,376	59,013	59,081	59,005
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended
	October 31,	November 1,
(In thousands)	2009	2008

Operating activities
Net income	$19,130	$12,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,766	37,619
Non-cash stock compensation charges	4,214	2,644
Excess tax benefits from stock-based compensation	(602)	(1,565)
Loss on disposal of property and equipment	199	219
Change in operating assets and liabilities:
Receivables	4,928	155
Merchandise inventories	(60,376)	(92,819)
Prepaid expenses and other assets	(4,092)	(5,776)
Income taxes	14,310	734
Accounts payable	69,709	45,646
Accrued liabilities	8,850	754
Deferred rent	11,896	28,891

Net cash provided by operating activities	114,932	29,482

Investing activities
Purchases of property and equipment	(49,390)	(96,608)

Net cash used in investing activities	(49,390)	(96,608)

Financing activities
Proceeds on long-term borrowings	863,237	874,139
Payments on long-term borrowings	(930,122)	(810,929)
Proceeds from issuance of common stock under stock plans	898	2,269
Excess tax benefits from stock-based compensation	602	1,565
Initial public offering issuance costs	—	(59)

Net cash (used in) provided by financing activities	(65,385)	66,985

Net increase (decrease) in cash and cash equivalents	157	(141)
Cash and cash equivalents at beginning of period	3,638	3,789

Cash and cash equivalents at end of period	$3,795	$3,648

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows (continued)
(unaudited)

	Nine months ended
	October 31,	November 1,
(In thousands)	2009	2008

Supplemental cash flow information
Cash paid for interest	$1,946	$3,437

Cash paid (received) for income taxes	$(1,918)	$6,589

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(903)	$(3,039)

Unrealized gain on interest rate swap hedge, net of tax	$442	$206

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Common stock options exercised	364	4	—	—	894	—	—	898
Unrealized gain on interest rate swap hedge, net of $294 income tax	—	—	—	—	—	—	442	442
Net income for the nine months ended October 31, 2009	—	—	—	—	—	19,130	—	19,130

Comprehensive income								19,572
Excess tax benefits from stock-based compensation	—	—	—	—	602	—	—	602
Stock compensation charge	—	—	—	—	4,214	—	—	4,214

Balance — October 31, 2009	58,609	$586	(505)	$(4,179)	$298,762	$(24,726)	$(189)	$270,254

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 31, 2009, the Company operated 345 stores in 38 states, as shown in the table below:

Number of
State	stores

Alabama	7
Arizona	24
Arkansas	1
California	30
Colorado	11
Connecticut	1
Delaware	1
Florida	24
Georgia	17
Illinois	32
Indiana	6
Iowa	3
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	6
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	11
New York	13
North Carolina	13
Ohio	7
Oklahoma	7
Oregon	3
Pennsylvania	16
Rhode Island	1
South Carolina	5
Tennessee	3
Texas	45
Utah	2
Virginia	10
Washington	5
Wisconsin	3

Total	345
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010, or for any other future interim period or for any future year.
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
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to financial statements” in the Annual Report. The Company has evaluated subsequent events through December 10, 2009, at the time these financial statements were issued.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2009 and 2008 ended on October 31, 2009 and November 1, 2008, respectively.
Reclassifications
Certain reclassifications have been made to the 2008 operating activities in the statements of cash flows to separately present income taxes to conform to the 2009 presentation.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Nine months ended
	October 31, 2009	November 1, 2008

Volatility rate	60.6%	48.1%
Average risk-free interest rate	2.5%	2.3%
Average expected life (in years)	5.3	5.1
Dividend yield	None	None
The Company granted 977 and 1,653 stock options during the nine months ended October 31, 2009 and November 1, 2008, respectively. The weighted-average grant date fair value of these options was $6.64 and $5.49, respectively.
The Company recorded stock compensation expense of $1,566 and $1,100 for the three months ended October 31, 2009 and November 1, 2008, respectively. The Company recorded stock compensation expense of $4,214 and $2,644 for the nine months ended October 31, 2009 and November 1, 2008, respectively. At October 31, 2009, there was approximately $14,472 of unrecognized compensation expense related to unvested options.

Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net income	$8,460	$5,017	$19,130	$12,980
Unrealized gain (loss) on interest rate swap hedge, net of income tax	178	(37)	442	206

Comprehensive income	$8,638	$4,980	$19,572	$13,186

Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards CodificationTM (ASC) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC also recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company adopted the ASC in the third quarter of 2009 and it did not have any impact on its consolidated financial position or results of operations.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and nine months ended October 31, 2009 and November 1, 2008. Total rent expense under operating leases was $18,663 and $17,334 for the three months ended October 31, 2009 and November 1, 2008, respectively. Total rent expense under operating leases was $54,422 and $49,363 for the nine months ended October 31, 2009 and November 1, 2008, respectively.
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against the Company and certain of its current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleged that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claimed violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleged no new violations of the securities laws not asserted in the prior complaints. It added no new defendants and dropped one of the then-current officers as a defendant. On July 21, 2008, defendants filed a motion to dismiss the amended complaint. On September 24, 2008, lead plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, defendants filed their reply memorandum in support of their motion to dismiss. On March 19, 2009, defendants’ motion to dismiss was denied.
On May 29, 2009, the Company and its primary insurance carrier engaged in a mediation with counsel representing the putative class. Although defendants continue to deny plaintiffs’ allegations, in the interest of putting this matter behind it, the Company and its insurer reached a settlement with plaintiffs. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement. On November 16, 2009, the Court held a final hearing and, no class members having objected to the settlement or having requested exclusion from the settlement class, the Court entered a final order dismissing all three consolidated cases with prejudice. All amounts paid under the settlement have been paid out of proceeds of the Company’s directors and officers liability insurance coverage.
General litigation — In July 2009, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt (from the Fair Labor Standards Act and California Labor Code). The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009 the Company filed its answer to the lawsuit and on August 31, 2009 the Company moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. Although the Company believes that it has meritorious defenses to the claims made in the putative class action and intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
The Company’s credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On October 31, 2009, the Company’s tangible net worth was approximately $270,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter.
The weighted-average interest rate on the outstanding borrowings as of October 31, 2009 and January 31, 2009, was 1.46% and 1.52%, respectively. At October 31, 2009, the Company had $39,162 of outstanding borrowings under the facility. The Company has classified $24,527 as long-term as this is the minimum amount that the Company believes will remain outstanding for an uninterrupted period over the next year. The Company had approximately $160,838 and $86,764 of availability as of October 31, 2009 and January 31, 2009, respectively. The Company also had a letter of credit that expired in September 2009; the balance was $326 as of January 31, 2009.
5. Financial instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company accounts for derivative financial instruments in accordance with the ASC rules for derivatives and hedging activities.
On February 1, 2009, the Company adopted the ASC disclosure requirements for derivatives and hedging activities. The adoption had no impact on amounts recognized in the Company’s financial statements. The new rules are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.
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

The Company’s derivative financial instrument is designated and qualifies as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in interest expense during the period of change. The following table summarizes the fair value and presentation within the balance sheets for derivatives designated as hedging instruments:

Derivative Liabilities
October 31, 2009
	(unaudited)		January 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swap liability	Accrued liabilities	$306	Accrued liabilities	$1,042
The following table presents the impact of derivatives in cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain (Loss)		Amount of Gain Reclassfied		Amount of Gain Recognized
	Recognized in AOCL on		from AOCL into Income		in Income on Derivative
	Derivative (Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008	2009	2008
Interest rate swap, net of tax	$178	$(37)	$—	$—	$—	$—

	Amount of Gain Recognized		Amount of Gain Reclassfied		Amount of Gain Recognized
	in AOCL on Derivative		from AOCL into Income		in Income on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Nine months ended		Nine months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008	2009	2008
Interest rate swap, net of tax	$442	$206	$—	$—	$—	$—
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
On February 3, 2008, the Company adopted the ASC rules for fair value measurements and disclosures. The adoption had no impact on the Company’s financial statements. The new rules established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
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

As of October 31, 2009, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain liabilities associated with the Company’s non-qualified deferred compensation plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s liabilities associated with its non-qualified deferred compensation plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2. The following table presents the Company’s financial liabilities as of October 31, 2009 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3
Deferred compensation liabilities	$—	$195	$—
Interest rate swap liability	$—	$306	$—
7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net income	$8,460	$5,017	$19,130	$12,980

Denominator for basic net income per share — weighted-average common shares	57,979	57,591	57,847	57,328
Dilutive effect of stock options	1,397	1,422	1,234	1,677

Denominator for diluted net income per share	59,376	59,013	59,081	59,005

Net income per common share:
Basic	$0.15	$0.09	$0.33	$0.23
Diluted	$0.14	$0.09	$0.32	$0.22
The denominators for diluted net income per common share for the three months ended October 31, 2009 and November 1, 2008 exclude 3,121 and 2,907 employee stock options, respectively, due to their anti-dilutive effects.
The denominators for diluted net income per common share for the nine months ended October 31, 2009 and November 1, 2008 exclude 3,949 and 2,758 employee stock options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales and other risk factors detailed in our public filings with the Securities and Exchange Commission (SEC), including risk factors contained in our Annual Report on Form 10-K for the year ended January 31, 2009. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of October 31, 2009, we operated 345 stores across 38 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we now refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
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
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our future comparable store sales increases to reflect the high single digit to low double digit increases we experienced in 2006 and early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. While we have experienced some level of stabilization in our comparable store sales during the course of 2009, and recorded a positive comp store sales increase in the third quarter of 2009, the economy remains challenging and continues to have a negative impact on the level of comparable store sales we can achieve.
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
Selling, general and administrative expenses include:
•	payroll, bonus and benefit costs for retail and corporate employees;
•	advertising and marketing costs;
•	occupancy costs related to our corporate office facilities;
•	public company expense including Sarbanes-Oxley compliance expenses;
•	stock-based compensation expense related to option grants which will result in increases in expense as we implemented a structured stock option compensation program in 2007;
•	depreciation and amortization for all assets except those related to our retail and warehouse operations, which are included in cost of sales; and
•	legal, finance, information systems and other corporate overhead costs.
This presentation of items in selling, general and administrative expenses may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.
Pre-opening expense includes non-capital expenditures during the period prior to store opening for new and remodeled stores including rent during the construction period for new stores, store set-up labor, management and employee training, and grand opening advertising.
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
Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2009 and 2008 ended on October 31, 2009 and November 1, 2008, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
(Dollars in thousands)	2009	2008	2009	2008

Net sales	$284,043	$254,843	$826,407	$743,252
Cost of sales	193,498	175,368	578,008	516,710

Gross profit	90,545	79,475	248,399	226,542

Selling, general and administrative expenses	73,671	65,176	209,130	189,130
Pre-opening expenses	2,183	4,693	5,388	12,515

Operating income	14,691	9,606	33,881	24,897
Interest expense	441	1,124	1,757	3,055

Income before income taxes	14,250	8,482	32,124	21,842
Income tax expense	5,790	3,465	12,994	8,862

Net income	$8,460	$5,017	$19,130	$12,980

Other operating data:
Number stores end of period	345	304	345	304
Comparable store sales increase (decrease)	1.5%	2.0%	(0.8)%	3.2%

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
(Percentage of net sales)	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1%	68.8%	69.9%	69.5%

Gross profit	31.9%	31.2%	30.1%	30.5%

Selling, general and administrative expenses	25.9%	25.6%	25.3%	25.4%
Pre-opening expenses	0.8%	1.8%	0.7%	1.7%

Operating income	5.2%	3.8%	4.1%	3.3%
Interest expense	0.2%	0.4%	0.2%	0.4%

Income before income taxes	5.0%	3.3%	3.9%	2.9%
Income tax expense	2.0%	1.4%	1.6%	1.2%

Net income	3.0%	2.0%	2.3%	1.7%

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

Comparison of three months ended October 31, 2009 to three months ended November 1, 2008
Net sales
Net sales increased $29.2 million, or 11.5%, to $284.0 million for the three months ended October 31, 2009, compared to $254.8 million for the three months ended November 1, 2008. The increase is primarily due to an additional 41 new stores operating since November 1, 2008 which contributed $25.6 million to net sales while comparable stores contributed $3.6 million to net sales when compared to last year.
Our comparable store sales increased 1.5%, which included a 1.3% increase in traffic and a 0.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.
Gross profit
Gross profit increased $11.0 million, or 13.9%, to $90.5 million for the three months ended October 31, 2009, compared to $79.5 million for the three months ended November 1, 2008. Gross profit as a percentage of net sales increased 70 basis points to 31.9% for the three months ended October 31, 2009, compared to 31.2% for the three months ended November 1, 2008. The increases in gross profit margin was primarily driven by a 40 basis point improvement in merchandise margins driven by our marketing and merchandising strategies and 60 basis points improvement due to supply chain efficiencies. These increase in gross profit margin were offset by a 20 basis point deleverage in fixed store costs. The fixed store cost deleverage is net of 20 basis points of temporary rent reductions.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $8.5 million, or 13.0%, to $73.7 million for the three months ended October 31, 2009, compared to $65.2 million for the three months ended November 1, 2008. As a percentage of net sales, SG&A expenses increased 30 basis points to 25.9% for the three months ended October 31, 2009, compared to 25.6% for the three months ended November 1, 2008. The deleverage in SG&A expenses is primarily due to a 170 basis point increase in incentive compensation, offset by leverage of 50 basis points in marketing, 40 basis points in store operating expenses and 50 basis points in corporate overhead excluding the impact of incentive compensation.
Pre-opening expenses
Pre-opening expenses decreased $2.5 million, or 53.5%, to $2.2 million for the three months ended October 31, 2009, compared to $4.7 million for the three months ended November 1, 2008. During the three months ended October 31, 2009, we opened 12 new stores and remodeled 4 stores, compared to 21 new store openings and 2 remodeled stores during the three months ended November 1, 2008.
Interest expense
Interest expense was $0.4 million for the three months ended October 31, 2009, compared to $1.1 million for the three months ended November 1, 2008. The decrease is the result of lower average debt outstanding on our credit facility compared to the same period last year.
Income tax expense
Income tax expense of $5.8 million for the three months ended October 31, 2009 represents an effective tax rate of 40.6%, compared to $3.5 million of tax expense representing an effective tax rate of 40.9% for the three months ended November 1, 2008.
Net income
Net income increased $3.5 million, or 68.6%, to $8.5 million for the three months ended October 31, 2009, compared to $5.0 million for the three months ended November 1, 2008. The increase is primarily related to the $11.0 million increase in gross profit and a $2.5 million decrease in pre-opening expenses, partially offset by an $8.5 million increase in SG&A expenses.

Comparison of nine months ended October 31, 2009 to nine months ended November 1, 2008
Net sales
Net sales increased $83.1 million, or 11.2%, to $826.4 million for the nine months ended October 31, 2009, compared to $743.3 million for the nine months ended November 1, 2008. The increase is primarily due to an additional 41 new stores operating since November 1, 2008 which contributed $88.8 million to net sales while the sales decline in comparable stores caused a decrease of $5.7 million to net sales when compared to last year.
Our comparable store sales decreased 0.8%, which included a 1.8% increase in traffic offset by a 2.6% decrease in average ticket. We attribute the traffic increase to our successful marketing and merchandising strategies while the average ticket decrease is attributed to our customers purchasing less higher-priced discretionary products due to the difficult economic environment.
Gross profit
Gross profit increased $21.9 million, or 9.6%, to $248.4 million for the nine months ended October 31, 2009, compared to $226.5 million for the nine months ended November 1, 2008. Gross profit as a percentage of net sales decreased 40 basis points to 30.1% for the nine months ended October 31, 2009, compared to 30.5% for the nine months ended November 1, 2008. The decrease in gross profit margin was primarily driven by 100 basis points of deleverage in fixed store occupancy costs resulting from the acceleration of our new store program in prior fiscal years, offset by a 60 basis point increase due to the benefit of cost reductions and operating efficiencies across our supply chain.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $20.0 million, or 10.6%, to $209.1 million for the nine months ended October 31, 2009, compared to $189.1 million for the nine months ended November 1, 2008. As a percentage of net sales, SG&A expenses decreased 10 basis points to 25.3% for the nine months ended October 31, 2009, compared to 25.4% for the nine months ended November 1, 2008. SG&A expenses as a percent of net sales in 2009 includes an 80 basis point increase in incentive compensation offset by leverage of 50 basis points in store operating expenses and 50 basis points in corporate overhead excluding the impact of incentive compensation.
Pre-opening expenses
Pre-opening expenses decreased $7.1 million, or 56.9%, to $5.4 million for the nine months ended October 31, 2009, compared to $12.5 million for the nine months ended November 1, 2008. During the nine months ended October 31, 2009, we opened 34 new stores and remodeled 4, compared to 56 new store openings and 8 remodeled stores during the nine months ended November 1, 2008.
Interest expense
Interest expense was $1.8 million for the nine months ended October 31, 2009, compared to $3.1 million for the nine months ended November 1, 2008. The decrease is the result of lower average debt outstanding on our credit facility and a decline in our weighted-average interest rate compared to the same period last year.
Income tax expense
Income tax expense of $13.0 million for the nine months ended October 31, 2009 represents an effective tax rate of 40.4%, compared to $8.9 million of tax expense representing an effective tax rate of 40.6% for the nine months ended November 1, 2008.
Net income
Net income increased $6.1 million, or 47.4%, to $19.1 million for the nine months ended October 31, 2009, compared to $13.0 million for the nine months ended November 1, 2008. The increase is primarily related to the $21.9 million increase in gross profit and a $7.1 million decrease in pre-opening expenses, partially offset by a $20.0 million increase in SG&A expenses.

Liquidity and capital resources
Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, and for continued improvement in our information technology systems.
Our primary sources of liquidity are cash flows from operations, including changes in working capital, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or within several days of the related sale, while we typically have up to 30 days to pay our vendors.
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
The following table presents a summary of our cash flows for the nine months ended October 31, 2009 and November 1, 2008:

	Nine months ended
	October 31,	November 1,
(In thousands)	2009	2008

Net cash provided by operating activities	$114,932	$29,482
Net cash used in investing activities	(49,390)	(96,608)
Net cash (used in) provided by financing activities	(65,385)	66,985

Net increase (decrease) in cash and cash equivalents	$157	$(141)

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $274.0 million at October 31, 2009, an increase of $5.1 million compared to November 1, 2008. The increase is primarily related to the addition of 41 net new stores opened since November 1, 2008. Average inventory per store at October 31, 2009 decreased approximately 10.2% compared to November 1, 2008. The decrease in inventory per store is primarily the result of specific inventory management initiatives implemented in fiscal 2009. We intentionally flowed inventory slightly later in the third quarter 2009 compared to the prior year and, as a result, the payment for some of the goods will occur in the fourth quarter 2009 which increased the net cash provided by operating activities for the nine months ended October 31, 2009.
Prepaid income taxes decreased $8.6 million from January 31, 2009 to October 31, 2009. The change is primarily related to the receipt of an $8.0 million income tax refund in May 2009, related to certain tax planning changes adopted in fiscal 2008.
Deferred rent liabilities were $113.2 million at October 31, 2009, an increase of $13.1 million compared to November 1, 2008. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to activity since November 1, 2008 which includes 41 net new stores.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $49.4 million during the nine months ended October 31, 2009, compared to $96.6 million during the nine months ended November 1, 2008. The decrease in capital expenditures year over year is primarily due to the planned reduction in our new store program in fiscal 2009 due to the uncertain economy and its effect on the real estate market place. Capital expenditures for the nine months ended October 31, 2009 included 34 new stores while capital expenditures for the nine months ended November 1, 2008 included 56 new stores and the addition of our second distribution center.

Financing activities
Financing activities consist principally of draws and payments on our credit facility and capital stock transactions. The decrease in net cash provided by financing activities of $132.4 million for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 is primarily the result of increased payments on long-term borrowings.
Credit facility
Our credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On October 31, 2009, our tangible net worth was approximately $270 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter.
The weighted-average interest rate on the outstanding balances under the facility as of October 31, 2009, January 31, 2009 and November 1, 2008 was 1.46%, 1.52% and 4.30%, respectively. At October 31, 2009, we had $39.2 million of outstanding borrowings under the facility. We have classified $24.5 million as long-term as this is the minimum amount we believe will remain outstanding for an uninterrupted period over the next year. We had approximately $160.8 million, $86.8 million and $61.7 million of availability as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively. We also had a letter of credit that expired in September 2009; the balance was $0.3 million as of January 31, 2009 and November 1, 2008.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of October 31, 2009. Our letter of credit expired in September 2009.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended October 31, 2009.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended January 31, 2009.
Share-based compensation
We account for share-based compensation in accordance with the Accounting Standards CodificationTM (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest.
We estimate the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of our stock and a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have elected to use the shortcut approach to determine the expected life in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin on share-based payments. We recognize compensation cost related to the stock options on a straight-line method over the requisite service period.

See notes to financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions.
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC also recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We adopted the ASC in the third quarter of 2009 and it did not have any impact on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We have an interest rate swap agreement in place with a notional amount of $25.0 million which effectively converts variable rate debt to fixed rate debt at an interest rate of 5.11%. The interest rate swap reflected in the balance sheets as of October 31, 2009 and January 31, 2009 had a negative fair value of $0.3 million and $1.0 million, respectively, and is included in accrued liabilities. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain or loss in accumulated other comprehensive loss in stockholders’ equity. Our weighted average debt for the nine months ended October 31, 2009 was $51.5 million, adjusted for the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense for the nine months ended October 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Securities litigation — In December 2007 and January 2008, three putative securities class action lawsuits were filed against us and certain of our current and then-current executive officers in the United States District Court for the Northern District of Illinois. Each suit alleged that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements and failed to disclose material facts. Each suit claimed violations of Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933, and the two later filed suits added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the associated Rule 10b-5. In February 2008, two of the plaintiffs filed competing motions to consolidate the actions and appoint lead plaintiffs and lead plaintiffs’ counsel. On March 18, 2008, after one of the plaintiffs withdrew his motion, the suits were consolidated and plaintiffs in the Mirsky v. ULTA action were appointed lead plaintiffs. Lead plaintiffs filed their amended complaint on May 19, 2008. The amended complaint alleged no new violations of the securities laws not asserted in the prior complaints. It added no new defendants and dropped one of the then-current officers as a defendant. On July 21, 2008, defendants filed a motion to dismiss the amended complaint. On September 24, 2008, lead plaintiffs filed their opposition to the motion to dismiss, and on October 24, 2008, defendants filed their reply memorandum in support of their motion to dismiss. On March 19, 2009, defendants’ motion to dismiss was denied.
On May 29, 2009, we and our primary insurance carrier engaged in a mediation with counsel representing the putative class. Although we continue to deny plaintiffs’ allegations, in the interest of putting this matter behind us, we and our insurer reached a settlement with plaintiffs. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement. On November 16, 2009, the Court held a final hearing and, no class members having objected to the settlement or having requested exclusion from the settlement class, the Court entered a final order dismissing all three consolidated cases with prejudice. All amounts paid under the settlement have been paid out of proceeds of our directors and officers liability insurance coverage.
General litigation — In July 2009, a putative employment class action lawsuit was filed against us and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt (from the Fair Labor Standards Act and California Labor Code). The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009 we filed our answer to the lawsuit and on August 31, 2009 we moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. Although we believe that we have meritorious defenses to the claims made in the putative class action and intend to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 10, 2009 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer