Form 10-K
period 2010-01-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2010-03-31
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 1, 2009, as reported on the NASDAQ Global Select Market, was approximately $308.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of August 1, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 25, 2010 was 58,293,399 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 30, 2010. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

In addition to the fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.

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

Entertainment.  The entertainment experience for our customer begins at home when she receives our catalogs. Our catalogs are designed to introduce our customers to our newest products and promotions and to be invitations to come to Ulta to play, touch, test, learn and explore. A significant percentage of our sales throughout the year is derived from new products, making every visit to Ulta an opportunity to discover something new and exciting. In addition to providing over 4,500 testers in categories such as fragrance, cosmetics, skincare, and salon styling tools, we further enhance the shopping experience and store atmosphere through live demonstrations from our licensed salon professionals and beauty consultants, and through customer makeovers and in-store videos.

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

Empowerment.  We are committed to creating an environment in which women feel empowered by both their inner and outer beauty; we take honor in providing our guests with opportunities to showcase how they have empowered themselves and others. Ulta is committed to positively impacting the lives of women through our work on two empowerment initiatives. The first is the Ulta Enrich, Empower and Enlighten Scholarship Fund which grants deserving high school senior girls scholarships to the educational institution of their choice. The second is our annual Windows of Love campaign that recognizes the “unsung heroes” who are affected by breast cancer. It is our hope that through these stories of empowerment women everywhere become one step closer to achieving their dreams and positively impacting others.

We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. When Lyn Kirby, our current President and Chief Executive Officer, joined us in December 1999, we embarked on a multi-year strategy to understand and embrace what women want in a beauty retailer and transform Ulta into the shopping experience that it is today. We conducted extensive research and surveys to analyze customer response and our effectiveness in areas such as in-store experience, merchandise selection, salon services and marketing strategies. Based on our research and customer surveys, we pioneered what we believe to be a unique retail approach that focuses on all aspects of how women prefer to shop for beauty products by combining the fundamental elements of a beauty superstore, including one-stop shopping, a compelling value proposition and convenient locations, together with an uplifting specialty retail experience through our emphasis on “The Five E’s”. While we are currently executing on the core elements of our business strategy, we plan to continually refine our approach in order to further enhance the shopping experience for our customers.

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

Our unique customer experience.  We combine the value and convenience of a beauty superstore with the distinctive environment and experience of a specialty retailer. The “Five E’s” provide the foundation for our operating strategy. We cater to the woman who loves to indulge in shopping for beauty products as well as the woman who is time constrained and comes to the store knowing exactly what she wants. Our distribution infrastructure consistently delivers a greater than 95% in-stock rate, so our customers know they will find the products they are looking for. Our well-trained beauty consultants are not commission-based or brand-dedicated and therefore can provide unbiased and customized advice tailored to our customers’ needs. Together with our customer service strategy, our store locations, layout and design help create our unique retail shopping experience, which we believe increases both the frequency and length of our customers’ visits.

Retail format poised to benefit from shifting channel dynamics.  Over the past several years, the approximately $80 billion beauty products and salon services industry has experienced significant changes, including a shift in how manufacturers distribute and customers purchase beauty products. This has enabled the specialty retail channel in which we operate to grow at a greater rate than the industry overall since at least 2000. We are capitalizing on these trends by offering a primarily off-mall, service-oriented specialty retail concept with a comprehensive product mix across categories and price points.

Loyal and active customer base.  We have approximately seven million customer loyalty program members, the majority of whom have shopped at one of our stores within the past 12 months. We utilize this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We regularly distribute catalogs and newspaper inserts to entertain and educate our customers and, most importantly, to drive traffic to our stores.

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

Growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by:

Growing our store base.  We opened 37 stores, representing square footage growth of 12%, and remodeled 6 stores in fiscal 2009. Due to the economic downturn, the number of high-quality commercial real estate projects of the size and with the co-tenant mix that we typically target for our new store locations has significantly declined. As a result, we reduced our new store program for 2009.

As the economy stabilizes and begins to recover, we believe our successful track record of opening new stores in diverse markets across the United States will allow us to increase our new store growth rates back to historical levels consistent with our long-term target of 15% to 20%. We continue to believe that over the long-term, we have the potential to grow our store base to over 1,000 Ulta stores in the United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to continue opening stores both in markets in which we currently operate and new markets.

	Fiscal Year
	2005	2006	2007	2008	2009

Total stores beginning of period	142	167	196	249	311
Stores opened	25	31	53	63	37
Stores closed	—	(2)	—	(1)	(2)

Total stores end of period	167	196	249	311	346
Stores remodeled	1	7	17	8	6
Total square footage	1,726,563	2,023,305	2,589,244	3,240,579	3,613,840
Average square footage per store	10,339	10,323	10,399	10,420	10,445

Increasing our sales and profitability by expanding our prestige brand offerings.  Our strategy is to continue to expand our portfolio of products and brands, in particular to enhance our offering of prestige brands, both by capitalizing on the success of our existing vendor relationships and by identifying and developing new supply sources. We plan to continue to expand and attract additional prestige brands to our stores by increasing education for our beauty consultants, providing high levels of customer service, and tailoring the presentation and merchandising of these products in our stores to appeal to prestige vendors. For example, as of January 30, 2010, we have installed “boutique” areas of approximately 200 square feet in 215 of our stores to showcase and build brand equity for key vendors and to provide our customers with a place to experiment and learn about these products. We intend to install this feature in most of our stores over time. Over the last several years we have added several prestige brands including Juicy Couture, Ed Hardy and Marc Jacobs Lola fragrances, Pureology and Liquid Keratin hair care, Dermalogica, Korres, and Mario Badescu skin care, Benefit, Cargo, and Lorac cosmetics and Philosophy fragrance and bath. We continue to seek opportunities to test prestige brands in our stores in order to expand our prestige brand offerings. We believe this strategy will positively influence our number of customer transactions and their average transaction value.

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

Expanding our e-commerce business.  In addition to re-launching our Ulta.com website and e-commerce platform in November 2007, we continue to aggressively develop and add new website features and functionality, marketing programs, product assortment and new brands, and multi-channel integration points to drive increased visitor traffic and revenue to this channel. We intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, leading website features and functionality, and social media content. Through our continued enhancements and multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Our market

We operate within the large and steadily growing U.S. beauty products and salon services industry. This market represents approximately $80 billion in retail sales, according to a 2008 report by Kline & Company and IBISWorld Inc. The approximately $36 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $44 billion salon services industry consists of hair, face and nail services.

Distribution for beauty products is varied. Prestige products are typically purchased in department or specialty stores, while mass products and staple items are generally purchased at drug stores, food retail stores and mass merchandisers. In addition, salon haircare products are sold in salons and authorized professional retail outlets.

Competition

Our major competitors for prestige and mass products include traditional department stores such as Macy’s and Nordstrom, specialty stores such as Sephora and Bath & Body Works, drug stores such as CVS/pharmacy and Walgreens and mass merchandisers such as Target and Wal-Mart. We believe the principal bases upon which we compete are the quality and assortment of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services.

The market for salon services and products is highly fragmented. Our competitors for salon services and products include Regis Corp., Sally Beauty, JCPenney salons, Premier Salons and independent salons.

Key trends

We believe an important shift is occurring in the distribution of beauty products. Department stores, which have traditionally been the primary distribution channel for prestige beauty products, have been meaningfully affected by changing consumer preferences and industry consolidation over the past decade. We believe women, particularly younger generations, tend to find department stores intimidating, high-pressured and hinder a multi-brand shopping experience and, as such, are choosing to shop elsewhere for their beauty care needs. According to NPD, 55% of women aged 18 to 24 shop in specialty stores, compared to 40% of women aged 18 to 64. Over the past ten years, department stores have lost significant market share to specialty stores in apparel, and we believe the beauty category is undergoing a similar shift in retail channels. We believe women are seeking a shopping experience that provides something different, a place to experiment, learn about various products, find what they want and indulge themselves. A recent Kline & Company report found that consumers seek out specialty retailers for a number of reasons including that specialty stores carry more niche products, the merchandise and retail environment is more fun and provides the ability to shop across product lines and the customer service is better than in other channels.

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

Stores

We are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 37 stores in fiscal 2009 and the average investment required to open a new Ulta store is approximately $1.1 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of January 30, 2010, we operated 346 stores in 38 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. In recent years, our strategic focus has been on refining our new store model, improving our real estate selection process and executing on our new store opening program. As a result, we decided to limit the investments made in our existing store base from fiscal 2000 to fiscal 2005. In fiscal 2006, we developed and initiated a store remodel program to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 6 stores in fiscal 2009. We believe this program will improve the appeal of our stores, drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. The average investment to remodel a store in fiscal 2009 was approximately $0.9 million. Each remodel takes approximately 13 weeks to complete, during which time we typically keep the store open.

Salon

We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, esthetics room, semi-private shampoo and hair color processing areas. Each salon is a full-service salon offering hair cuts, hair coloring and permanent texture, with most salons also providing facials and waxing. We employ licensed professional stylists and estheticians that offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens, and at-home care recommendations.

Ulta.com

We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. The Ulta.com website and experience supports the key elements of the Ulta brand proposition and provides access to more than 11,000 beauty products from hundreds of brands. As Ulta.com continues to grow in terms of functionality and content, it will become an even greater element in Ulta’s customer loyalty programs and a more important resource for our customers to access product and store information, beauty trends and techniques, and buy from a large assortment of product offerings.

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

Category mix

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products, and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance for both men and women;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products and haircare; and

•	Other, including candles, home fragrance products and other miscellaneous health and beauty products.

Organization

Our merchandising team reports directly to our CEO and consists of a Senior Vice President of Merchandising who oversees; Senior Vice President of Prestige Cosmetics; Vice President of Mass Cosmetics, Skincare and Haircare; Vice President of Brand Identity and Store Design; Vice President of Merchandise Operations; Divisional Merchandise Manager of Fragrance, Bath and Gift with Purchase and Prestige Skincare; Divisional Merchandise Manager of Salon Products; and Divisional Merchandise Manager of Styling Tools. Reporting to the Senior Vice President of Merchandising are approximately 23 Divisional Merchandise Managers, Senior Buyers, Buyers and Assistant/Associate Buyers. Our merchandising team works directly with our centralized planning and replenishment group to ensure a consistent delivery of products across our store base.

Our planogram department assists the merchants and replenishment team to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions once or twice a year and adjustments are made to assortment mix and product placement based on current sales trends.

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

Vendor relationships

We work with over 300 vendors. Our Senior Vice President of Merchandising & Store Design has over 30 years of experience and each merchandising vice president has over 15 years of experience developing relationships in the industry with which he or she works. We have no long-term supply agreements or exclusive arrangements with our vendors. Our top ten vendors represent approximately 46% of our total annual sales. These include vendors across all product categories, such as Bare Escentuals, Farouk Systems, Helen of Troy, L’Oréal and Procter & Gamble, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

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

Our e-commerce marketing strategy complements our print media strategy. Ulta.com serves as an extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand and product offerings. This role for Ulta.com is being implemented through online marketing strategies including search marketing, affiliate marketing, social networking, banner advertising, and other online marketing channels. Ulta.com’s email marketing programs are also effective in communicating with and driving sales from online and retail store customers. In October 2009, we launched a Facebook application for the Company’s “Windows of Love” campaign in support of our Breast Cancer Research Foundation program. In December 2009, we launched an interactive microsite to support the Company’s “12 Days of Holiday” marketing campaign.

Customer loyalty programs

We maintain two customer loyalty programs. Our national program provides reward point certificates for free beauty products. Customers earn purchase-based reward points and redeem the related reward certificate during specific promotional periods during the year. We are also piloting a loyalty program in several markets in which customers earn purchase-based points on an annual basis which can be redeemed at any time. We have approximately seven million customer loyalty program members, the majority of whom have shopped at one of our stores within the past 12 months.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, three to four assistant managers, and approximately twenty full and part-time associates, including approximately six to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon sales, shrink, payroll, or a combination of these three factors. Each general manager reports to a district manager, who in turn reports to the Vice President of Operations East or the Vice President of Operations West. The Vice Presidents of East and West report to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one to two estheticians. Our higher producing salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 2,700 Ulta salon professionals.

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

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s vision and mission. Training for new store managers, prestige consultants and sales associates familiarizes them with opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We also have ongoing development programs that include operational training for hourly associates, prestige consultants, management and stylists. We provide continuing education to both salon professionals and retail associates throughout their careers at Ulta to enable them to deliver the “Five E’s” to our customers. In contrast to the sales teams at traditional department stores, our sales teams are not commissioned or brand-dedicated. Our prestige consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive a makeover or skin analysis.

Distribution

We operate two distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. During fiscal 2008, we began operating a second distribution facility in Phoenix, Arizona that is approximately 330,000 square feet in size.

Inventory is shipped from our suppliers to our distribution facilities. We carry over 21,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems, which have been upgraded or installed in the last few years. Products are bar-coded and scanned using handheld radio-frequency devices as they move within the warehouse to ensure accuracy. Product is delivered to stores using contract carriers. One vendor currently provides store-ready orders that can be quickly forwarded to our stores. We use carton barcode labels to facilitate these shipments.

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, finance, accounting and human resources. Our core business systems consist mostly of a purchased software program that integrates with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution infrastructure and provides communications for credit card and daily polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people and processes. We update the technology supporting our stores, distribution infrastructure and corporate headquarters on a continual basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.

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

Associates

As of January 30, 2010, we employed approximately 3,500 people on a full-time basis and approximately 6,800 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.

Available Information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ulta.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may read and copy any filed document at the SEC’s public reference rooms in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

The recent global economic crisis and continued volatility in global economic conditions and the financial markets as well as prolonged declines in consumer spending may adversely affect our liquidity and financial condition.

The global economic crisis and the continued volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to decreases in consumer spending across the economy. Increases in the levels of unemployment, energy costs, healthcare costs and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in consumer spending. Although there has been limited recent improvement in some of these measures, the level of consumer spending is not where it was prior to the global recession. Such reduced consumer spending could cause changes in customer order patterns and changes in the level of inventory purchased by our customers, which may adversely affect our industry, business and financial condition.

Economic conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to deteriorate, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development has adversely affected our new store program and could limit our future growth opportunities as long as the aforementioned conditions exist. Continued turbulence in the United States and international markets and economies and prolonged declines in consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

A further downturn in the economy may affect consumer purchases of discretionary beauty products and salon services, which could delay our growth strategy and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our financial condition may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008 and 2009. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. We offer a wide selection of beauty products and premium salon services. Continued uncertainty in the economy could adversely impact levels of consumer discretionary spending across all of our product categories including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. A decrease in spending due to lower consumer discretionary income or consumer confidence could adversely impact our net sales and operating results, and could force us to delay or slow our growth strategy and have a material adverse effect on our business, financial condition, profitability, and cash flows.

Additionally, the general deterioration in economic conditions could adversely affect our commercial partners including our product vendors as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty products and salon services are highly competitive with few barriers to entry even when economic conditions are favorable. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, Internet businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the quality of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Ms. Kirby, our President and Chief Executive Officer since December 1999, is important to our business, including her relationships with our vendors and influence on our sales and marketing. Ms. Kirby has an agreement to remain employed with us through March 2011, and if we lost Ms. Kirby’s services before the conclusion of this agreement, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if we were to lose the benefit of the experience, efforts and abilities of other key executive personnel, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2009, we opened 37 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States. During fiscal 2009, the average investment required to open a typical new store is approximately $1.1 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

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

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 21,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition and results of operations.

Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. The failure of our information systems to perform as designed could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal 2009, merchandise supplied to Ulta by our top ten vendors accounted for approximately 46% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business.

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

We have a $200 million secured revolving credit facility, or credit facility, with a term expiring May 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment. In addition, when our current facility matures in May 2011, we may be unable to obtain similar terms on a new credit facility due to the uncertainty and volatility in the credit markets.

We will need to raise additional funds to pursue our growth strategy, and we may be unable to raise capital when needed, which could have a material adverse effect on our business, financial condition and results of operations.

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

The market price for our common stock may be volatile, and an investor may not be able to sell our stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak retail seasons such as the holiday season;

•	market conditions in our industry and the economy as a whole;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock or any failure to meet the estimates made by research analysts;

•	investors’ perceptions of our prospects and the prospects of the beauty products and salon services industries;

•	the performance of our key vendors;

•	announcements by us, our vendors or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	introductions of new products or new pricing policies by us or by our competitors;

•	small trading volumes and small public float;

•	stock transactions by our principal stockholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common stock.

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

Our principal stockholders own or control, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant influence over our management and policies. Such concentration of voting power could have the effect of delaying or deterring a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with stockholders holding such significant influence.

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

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and have a fixed term with options for two or three extension periods of five years each, exercisable at our option. As of January 30, 2010, we operated 346 retail stores in 38 states, as shown in the table below:

Number
State	of Stores

Alabama	7
Arizona	23
Arkansas	1
California	30
Colorado	11
Connecticut	1
Delaware	1
Florida	24
Georgia	16
Illinois	32
Indiana	6
Iowa	3
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	7
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	11
New York	13
North Carolina	13
Ohio	7
Oklahoma	7
Oregon	3
Pennsylvania	16
Rhode Island	1
South Carolina	6
Tennessee	3
Texas	46
Utah	2
Virginia	10
Washington	5
Wisconsin	3

Total	346

As of January 30, 2010, we operated two distribution facilitates located in Romeoville, Illinois and Phoenix, Arizona. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2015 and has one renewal option with a term of five years. The Phoenix warehouse contains approximately 330,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each.

We have corporate offices in two separate locations. Our principal executive office is in Bolingbrook, Illinois and our secondary corporate office is in Romeoville, Illinois, on the site of the Romeoville warehouse. The lease for the Bolingbrook office expires on August 31, 2018 and the lease for the Romeoville office expires on April 30, 2015. We have secured additional office space in Bolingbrook, Illinois for corporate use to accommodate future human resource requirements over the next several years.

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

On May 29, 2009, we and our primary insurance carrier engaged in a mediation with counsel representing the putative class. Although we continue to deny plaintiffs’ allegations, in the interest of putting this matter behind us, we and our insurer reached a settlement with plaintiffs. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement. On November 16, 2009, the Court held a final hearing and, no class members having objected to the settlement or having requested exclusion from the settlement class, the Court entered a final order dismissing all three consolidated cases with prejudice. The time for appeal expired on December 16, 2009 without any appeal or other challenge to the judgment being made. All amounts paid under the settlement have been paid out of proceeds of our directors and officers liability insurance coverage.

General litigation — In July 2009, a putative employment class action lawsuit was filed against us and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, we filed our answer to the lawsuit, and on August 31, 2009 we moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. Although we believe that we have meritorious defenses to the claims made in the putative class action and intend to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.	[Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position

Lyn P. Kirby	56	President, Chief Executive Officer and Director
Gregg R. Bodnar	45	Chief Financial Officer and Assistant Secretary
Robert S. Guttman	57	Senior Vice President, General Counsel & Secretary
Wayne D. L’Heureux	51	Senior Vice President — Human Resources

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

Robert S. Guttman.  Mr. Guttman has been our Senior Vice President, General Counsel & Secretary since August 2007. Prior to joining Ulta, Mr. Guttman was Vice President, General Counsel and Secretary of The Reynolds and Reynolds Company from August 2005 to October 2006. From 2000 to 2005, Mr. Guttman served as Senior Vice President, General Counsel and Secretary of CCC Information Services, Inc. Prior to that time, Mr. Guttman was an Associate General Counsel with Sears, Roebuck and Co., having served in various positions as a lawyer with Sears from 1986 to 2000.

Wayne D. L’Heureux.  Mr. L’Heureux has been our Senior Vice President — Human Resources since October 2004. Prior to joining Ulta, Mr. L’Heureux was Vice President Field Human Resources of AutoNation from 2003 to 2004. From 2000 to 2002, Mr. L’Heureux served as Vice President, Human Resources of Spherion Corporation. From 1996 to 2000, Mr. L’Heureux served as Vice President Human Resources at Volvo Cars North America. Prior to 1996 he served as Vice President Retail Human Resources with Office Depot and in various Human Resources positions in the PepsiCo organization and Contel Corporation.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2009 and 2008:

Fiscal Year 2009	High	Low

First quarter	$8.75	$4.29
Second quarter	11.56	8.36
Third quarter	17.44	10.25
Fourth quarter	21.61	15.14

Fiscal Year 2008	High	Low

First quarter	$15.92	$10.49
Second quarter	14.99	9.43
Third quarter	14.70	8.05
Fourth quarter	10.30	5.76

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 25, 2010 was $22.72 per share. As of March 25, 2010, we had 181 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of January 30, 2010.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,790,506	$11.18	2,118,825
Equity compensation plans not approved by security holders	—	—	—

Total	5,790,506	$11.18	2,118,825

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s first trading day on October 25, 2007 through the end of Ulta’s fiscal year ended January 30, 2010. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS, and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal Year Ended(1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(In thousands, except per share and per square foot data)

Consolidated income statement:
Net sales(2)	$1,222,771	$1,084,646	$912,141	$755,113	$579,075
Cost of sales	849,722	756,712	628,495	519,929	404,794

Gross profit	373,049	327,934	283,646	235,184	174,281
Selling, general and administrative expenses	298,893	267,322	225,167	188,000	140,145
Pre-opening expenses	6,003	14,311	11,758	7,096	4,712

Operating income	68,153	46,301	46,721	40,088	29,424
Interest expense	2,202	3,943	4,542	3,314	2,951

Income before income taxes	65,951	42,358	42,179	36,774	26,473
Income tax expense	26,595	17,090	16,844	14,231	10,504

Net income	$39,356	$25,268	$25,335	$22,543	$15,969

Net income per common share:
Basic	$0.68	$0.44	$0.69	$1.38	$0.74
Diluted	$0.66	$0.43	$0.48	$0.45	$0.33
Weighted average common shares outstanding:
Basic	57,915	57,425	20,383	5,771	4,094
Diluted	59,237	58,967	53,293	49,921	48,196
Other operating data:
Comparable store sales increase(3)	1.4%	0.2%	6.4%	14.5%	8.3%
Number of stores end of year	346	311	249	196	167
Total square footage end of year	3,613,840	3,240,579	2,589,244	2,023,305	1,726,563
Total square footage per store(4)	10,445	10,420	10,399	10,323	10,339
Average total square footage(5)	3,459,628	2,960,355	2,283,935	1,857,885	1,582,935
Net sales per average total square foot(6)	$353	$366	$399	$398	$366
Capital expenditures	68,105	110,863	101,866	62,331	41,607
Depreciation and amortization	62,166	51,445	39,503	29,736	22,285
Consolidated balance sheet data:
Cash and cash equivalents	$4,017	$3,638	$3,789	$3,645	$2,839
Working capital	136,417	159,695	117,039	88,105	76,473
Property and equipment, net	290,861	292,224	236,389	162,080	133,003
Total assets	553,635	568,932	469,413	338,597	282,615
Total debt(7)	—	106,047	74,770	55,529	50,173
Total stockholders’ equity	292,608	244,968	211,503	148,760	123,015

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales.

(3)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(6)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. Fiscal 2006 net sales per average total square foot were adjusted to exclude the net sales effect of the 53rd week.

(7)	Total debt includes approximately $4.8 million related to the Series III preferred stock, which is presented between the liabilities section and the equity section of our balance sheet for all years prior to February 2, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 30, 2010. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of January 30, 2010, we operated 346 stores across 38 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.

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

Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our comparable store sales increases over the next five years to reflect the sustained high single digit to low double digit increases we experienced in 2005 through early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. While we have experienced some level of stabilization in our comparable store sales during the course of 2009, and recorded a positive comparable store sales increase in the third and fourth quarters of 2009, the continuing economic uncertainty may impact the level of comparable store sales we can achieve.

The Company adopted a structured stock option compensation program in July 2007. The award of stock options under this program will result in increased stock-based compensation expense in future periods as compared to the expense reflected in our historical financial statements.

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales and by opening new stores. Gross profit as a percentage of net sales is expected to increase as a result of our ability to leverage our supply chain infrastructure and fixed store costs with comparable store sales increases. We plan to continue to improve our operating results by leveraging our fixed costs and decreasing our selling, general and administrative expenses, as a percentage of our net sales.

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

Global economic conditions

The global economic crisis and the continued volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence and economic growth. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

During fiscal 2009, we experienced a sequential improvement in our comparable store sales. Comparables store sales for the first, second, third and fourth quarters of fiscal 2009 were -2.3%, -1.7%, 1.5% and 6.2%, respectively. We believe the improvement in our comparable store sales trends is due to a combination of factors including our ability to better plan our marketing and merchandise programs for the challenging economic environment and the relatively lower comparable in the prior year fourth quarter period. We also believe that overall consumer sentiment and shopping patterns improved somewhat in the second half of 2009 which may have contributed to our improving trends when compared to 2008.

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

Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. E-commerce merchandise sales are excluded from comparable store sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data herein regarding our comparable store sales may not be comparable to similar data made available by our competitors or other retailers.

Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;

•	salon payroll and benefits;

•	customer loyalty program expense; and

•	shrink and inventory valuation reserves.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were 52 week years and are hereafter referred to as fiscal 2009, fiscal 2008 and fiscal 2007.

The following tables present the components of our results of operations for the periods indicated:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except number of stores)

Net sales	$1,222,771	$1,084,646	$912,141
Cost of sales	849,722	756,712	628,495

Gross profit	373,049	327,934	283,646
Selling, general and administrative expenses	298,893	267,322	225,167
Pre-opening expenses	6,003	14,311	11,758

Operating income	68,153	46,301	46,721
Interest expense	2,202	3,943	4,542

Income before income taxes	65,951	42,358	42,179
Income tax expense	26,595	17,090	16,844

Net income	$39,356	$25,268	$25,335

Other operating data:
Number of stores end of period	346	311	249
Comparable store sales increase	1.4%	0.2%	6.4%

	Fiscal Year Ended
	January 30,	January 31,	February 2,
(Percentage of Net Sales)	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.5%	69.8%	68.9%

Gross profit	30.5%	30.2%	31.1%
Selling, general and administrative expenses	24.4%	24.6%	24.7%
Pre-opening expenses	0.5%	1.3%	1.3%

Operating income	5.6%	4.3%	5.1%
Interest expense	0.2%	0.4%	0.5%

Income before income taxes	5.4%	3.9%	4.6%
Income tax expense	2.2%	1.6%	1.8%

Net income	3.2%	2.3%	2.8%

Fiscal year 2009 versus fiscal year 2008

Net sales

Net sales increased $138.2 million, or 12.7%, to $1,222.8 million in fiscal 2009 compared to $1,084.6 million in fiscal 2008. This increase is due to the opening of 35 net new stores in 2009 and a 1.4% increase in comparable store sales which was primarily due to a 3.6% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2009 as well as stores opened in fiscal 2008 which have not yet turned comparable, contributed $123.3 million of the net sales increase while comparable stores contributed $14.9 million of the total net sales increase. Fiscal 2009 comparable store sales were positively affected by the 6.2% increase in comparable store sales in the fourth quarter. We believe the improvement in our comparable store sales trends is due to a combination of factors including our ability to better plan our marketing and merchandise programs for the challenging environment and the relatively lower comparable in the prior year fourth quarter period. We also believe that overall consumer sentiment and shopping patterns improved somewhat in the second half of 2009 which may have contributed to our improving trends when compared to 2008.

Gross profit

Gross profit increased $45.1 million, or 13.8%, to $373.0 million in fiscal 2009, compared to $327.9 million, in fiscal 2008. Gross profit as a percentage of net sales increased 30 basis points to 30.5% in fiscal 2009 compared to 30.2% in fiscal 2008. Gross profit in fiscal 2009 was impacted by:

•	a 70 basis point improvement due to supply chain efficiencies including labor and freight; offset by

•	40 basis points of deleverage of fixed store costs due to the impacts of our new store program; the level of fixed store costs deleverage improved during the course of fiscal 2009 as the rate of square footage growth slowed consistent with the decrease in our fiscal 2009 new store program as compared to fiscal 2008 and 2007.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $31.6 million, or 11.8%, to $298.9 million in fiscal 2009 compared to $267.3 million in fiscal 2008. As a percentage of net sales, SG&A expenses decreased 20 basis points to 24.4% in fiscal 2009 compared to 24.6% in fiscal 2008. SG&A expense as a percentage of sales was primarily impacted by:

•	a 40 basis point improvement in variable store expense leverage attributed to cost management strategies;

•	a 20 basis point improvement in marketing expense leverage attributed to improved cost efficiencies while total number of marketing impressions were maintained at historical levels; offset by

•	a 40 basis point deleverage of general corporate overhead which is attributed to a 90 basis point, or $11.6 million, increase in incentive compensation compared to the prior year.

Pre-opening expenses

Pre-opening expenses decreased $8.3 million, or 58.1%, to $6.0 million in fiscal 2009 compared to $14.3 million in fiscal 2008. During fiscal 2009, we opened 37 new stores and remodeled 6 stores. During fiscal 2008, we opened 63 new stores and remodeled 8 stores.

Interest expense

Interest expense decreased $1.7 million, or 44.2%, to $2.2 million in fiscal 2009 compared to $3.9 million in fiscal 2008 primarily due to a $45 million decrease in the weighted-average debt outstanding on our variable rate credit facility during fiscal 2009.

Income tax expense

Income tax expense of $26.6 million in fiscal 2009 represents an effective tax rate of 40.3%, compared to fiscal 2008 tax expense of $17.1 million which represents an effective tax rate of 40.3%.

Net income

Net income increased $14.1 million, or 55.8%, to $39.4 million in fiscal 2009 compared to $25.3 million in fiscal 2008. The increase in net income was primarily due to an increase in gross profit of $45.1 million and a $8.3 million decrease in pre-opening expenses, which were offset by a $31.6 million increase in selling, general and administrative expenses and a $9.5 million increase in income tax expense.

Fiscal year 2008 versus fiscal year 2007

Net sales

Net sales increased $172.5 million, or 18.9%, to $1,084.6 million in fiscal 2008 compared to $912.1 million in fiscal 2007. This increase was due to the opening of 62 net new stores in 2008 and a 0.2% increase in comparable store sales. Non-comparable stores, which include stores opened in fiscal 2008 as well as stores opened in fiscal 2007 which have not yet turned comparable, contributed $170.7 million of the net sales increase while comparable stores contributed $1.8 million of the total net sales increase. Fiscal 2008 comparable store sales were significantly affected by the 5.5% decrease in comparable store sales in the fourth quarter. We believe the continued deterioration and uncertainty in the United States economy were significant contributing factors to our decreased comparable store sales during fiscal 2008, especially during the holiday season when consumers significantly reduced discretionary spending.

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

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $42.1 million, or 18.7%, to $267.3 million in fiscal 2008 compared to $225.2 million in fiscal 2007. As a percentage of net sales, SG&A expenses decreased 10 basis points to 24.6% in fiscal 2008 compared to 24.7% in fiscal 2007. SG&A expenses were primarily impacted by:

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

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

The following table presents a summary of our cash flows for fiscal years 2009, 2008 and 2007:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$172,827	$75,203	$46,906
Net cash used in investing activities	(68,105)	(110,863)	(97,399)
Net cash (used in) provided by financing activities	(104,343)	35,509	50,637

Net increase (decrease) in cash and cash equivalents	$379	$(151)	$144

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $206.9 million at January 30, 2010, compared to $213.6 million at January 31, 2009, representing a decrease of $6.7 million. The decrease is due to a 12.9% decrease in average inventory per store driven by management initiatives focused on leveraging supply chain inventories, offset by the addition of 35 net new stores opened since January 31, 2009. The reduction in inventories in fiscal 2009 did not affect our store in-stock levels or the customer experience.

Accrued income taxes were $10.8 million at January 30, 2010, compared to a prepaid income taxes position of $8.6 million at January 31, 2009. We received an $8.0 million income tax refund in May 2009, related to certain tax planning changes adopted in fiscal 2008.

Deferred rent liabilities were $113.7 million at January 30, 2010, an increase of $12.4 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to fiscal 2009 activity which includes 35 net new stores.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities primarily related to capital expenditures were $68.1 million in fiscal 2009, compared to $110.9 million and $101.9 million in fiscal 2008 and 2007, respectively. Capital expenditures were lower during fiscal 2009 due to the reduction in our 2009 new store program. During fiscal 2009 we opened 37 new stores, compared to 63 new stores and a new distribution center during fiscal 2008 and 53 new stores during fiscal 2007.

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

Financing activities

Financing activities consist principally of draws and payments on our credit facility and capital stock transactions. The increase in cash used in financing activities of $139.8 million in fiscal 2009 compared to fiscal 2008 is primarily the result of $56.3 million less in proceeds from long-term borrowings and $81.0 million more in payments on long-term borrowings. The remaining difference is related to capital stock transactions.

We had no borrowings outstanding under our credit facility at the end of fiscal 2009. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions, and a planned reduction in our fiscal 2009 new store program. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we will require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

Credit facility

Our credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On January 30, 2010, our tangible net worth was approximately $293 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter.

We had no outstanding borrowings under the facility as of January 30, 2010. We had $106.0 million of outstanding borrowings under the facility as of January 31, 2009, with a weighted-average interest rate of 1.52%. We had approximately $196.9 million and $86.8 million of availability as of January 30, 2010 and January 31, 2009, respectively. We also had a letter of credit that expired in September 2009; the balance was $0.3 million as of January 31, 2009.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of January 30, 2010. Our letters of credit outstanding under our revolving credit facility expired in September 2009; the balance was $0.3 million as of January 31, 2009.

Contractual obligations

We lease retail stores, warehouses, corporate offices and certain equipment under operating leases with various expiration dates through fiscal 2024. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable. While a number of our store leases include contingent rentals, contingent rent amounts are insignificant.

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 30, 2010:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating lease obligations(1)	$624,627	$89,712	$169,297	$154,218	$211,400

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2009 were $20.9 million.

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

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2009, 2008 and 2007.

Self-insurance

We are self-insured for certain losses related to health, workers’ compensation, and general liability insurance. We maintain stop loss coverage with third-party insurers to limit our liability exposure. Current stop loss coverage is $150,000 for health claims, $100,000 for general liability claims, and $250,000 for workers’ compensation claims. Management estimates undiscounted loss reserves associated with these liabilities in part by considering historical claims experience, industry factors, and other actuarial assumptions including information provided by third parties. Self-insurance reserves for fiscal 2009, 2008 and 2007 were $1.6 million, $1.9 million and $2.4 million, respectively. Adjustments to earnings resulting from revisions to management’s estimates of these reserves were insignificant for fiscal 2009, 2008 and 2007.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recorded an impairment charge in any of the periods presented in the accompanying financial statements.

Share-based compensation

We account for share-based compensation in accordance with the Accounting Standards Codificationtm (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest.

We estimate the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on volatilities of our stock and a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, we have elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments.

See notes to financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions. See Note 10 to our financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC also recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We adopted the ASC in the third quarter of 2009 and it did not have any impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. On January 31, 2007, we entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap resulted in fixed rate payments at an interest rate of 5.11% for a term of three years, ending on January 31, 2010.

As of January 30, 2010 and January 31, 2009, the interest rate swap had a negative fair value of zero and $1.0 million, respectively, and is included in accrued liabilities. The change in market value during fiscal 2009 and 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain or loss in the accumulated other comprehensive loss section of stockholders’ equity in the balance sheets. Amounts related to any ineffectiveness, which are insignificant, are recorded as interest expense.

Our weighted average debt for fiscal 2009 was $37.6 million, adjusted to exclude the $25.0 million hedged amount. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense for fiscal 2009.

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

Based on management’s evaluation as of January 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 30, 2010, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 30, 2010. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 30, 2010 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 30, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 30, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2010 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 30, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 30, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2010 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 30, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2010 annual meeting of stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

The schedules required by Form 10-K have been omitted because they were inapplicable, included in the notes to the financial statements, or otherwise not required under the instructions contained in Regulation S-X.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of January 30, 2010 and January 31, 2009, and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 30, 2010 and January 31, 2009, and the related statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 30, 2010 and our report dated March 31, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 31, 2010

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets
(In thousands, except per share data)

	January 30,	January 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$4,017	$3,638
Receivables, net	13,477	18,268
Merchandise inventories, net	206,948	213,602
Prepaid expenses and other current assets	30,272	24,294
Prepaid income taxes	—	8,628
Deferred income taxes	8,060	8,278

Total current assets	262,774	276,708
Property and equipment, net	290,861	292,224

Total assets	$553,635	$568,932

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$—	$18,000
Accounts payable	56,387	47,811
Accrued liabilities	59,189	51,202
Accrued income taxes	10,781	—

Total current liabilities	126,357	117,013
Notes payable — less current portion	—	88,047
Deferred rent	113,718	101,288
Deferred income taxes	20,952	17,616

Total liabilities	261,027	323,964
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 58,674 and 58,245 shares issued; 58,169 and 57,740 shares outstanding; at January 30, 2010, and January 31, 2009, respectively	586	582
Treasury stock-common, at cost	(4,179)	(4,179)
Additional paid-in capital	300,701	293,052
Accumulated deficit	(4,500)	(43,856)
Accumulated other comprehensive loss	—	(631)

Total stockholders’ equity	292,608	244,968

Total liabilities and stockholders’ equity	$553,635	$568,932

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	$1,222,771	$1,084,646	$912,141
Cost of sales	849,722	756,712	628,495

Gross profit	373,049	327,934	283,646
Selling, general and administrative expenses	298,893	267,322	225,167
Pre-opening expenses	6,003	14,311	11,758

Operating income	68,153	46,301	46,721
Interest expense	2,202	3,943	4,542

Income before income taxes	65,951	42,358	42,179
Income tax expense	26,595	17,090	16,844

Net income	$39,356	$25,268	$25,335

Less preferred stock dividends	—	—	11,219

Net income available to common stockholders	$39,356	$25,268	$14,116

Net income per common share:
Basic	$0.68	$0.44	$0.69
Diluted	$0.66	$0.43	$0.48
Weighted average common shares outstanding:
Basic	57,915	57,425	20,383
Diluted	59,237	58,967	53,293

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Operating activities
Net income	$39,356	$25,268	$25,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,166	51,445	39,503
Deferred income taxes	3,143	22,583	(3,284)
Non-cash stock compensation charges	5,949	3,877	2,283
Excess tax benefits from stock-based compensation	(476)	(1,774)	(1,575)
(Gain) loss on disposal of property and equipment	(51)	267	195
Change in operating assets and liabilities:
Receivables	4,791	2,375	(2,167)
Merchandise inventories	6,654	(37,493)	(46,872)
Prepaid expenses and other assets	(5,978)	(5,110)	(3,594)
Income taxes	19,885	(11,918)	4,373
Accounts payable	8,576	(4,311)	9,051
Accrued liabilities	16,382	(59)	2,790
Deferred rent	12,430	30,053	20,868

Net cash provided by operating activities	172,827	75,203	46,906
Investing activities
Purchases of property and equipment	(68,105)	(110,863)	(101,866)
Receipt of related party notes receivable	—	—	4,467

Net cash used in investing activities	(68,105)	(110,863)	(97,399)
Financing activities
Proceeds on long-term borrowings	1,161,673	1,217,969	1,094,590
Payments on long-term borrowings	(1,267,720)	(1,186,692)	(1,070,557)
Proceeds from issuance of common stock under stock plans	1,228	2,517	1,175
Excess tax benefits from stock-based compensation	476	1,774	1,575
Proceeds from issuance of common stock in initial
public offering, net of issuance costs	—	(59)	123,608
Payment of accumulated dividends in arrears	—	—	(93,012)
Redemption of Series III preferred stock	—	—	(4,792)
Purchase of treasury stock	—	—	(1,950)

Net cash (used in) provided by financing activities	(104,343)	35,509	50,637

Net increase (decrease) in cash and cash equivalents	379	(151)	144
Cash and cash equivalents at beginning of year	3,638	3,789	3,645

Cash and cash equivalents at end of year	$4,017	$3,638	$3,789

Supplemental cash flow information
Cash paid for interest	$2,440	$4,764	$5,429

Cash paid for income taxes (net of refunds)	$3,706	$6,509	$16,146

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(7,353)	$(3,316)	$12,141

Unrealized gain (loss) on interest rate swap hedge, net of tax	$631	$88	$(738)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Stockholders’ Equity
(In thousands, except per share data)

	Series I		Series II		Series IV		Series V		Series V-I
	Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Convertible, Voting,		Total		Treasury -
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Par Value	$.01		$.01		$.01		$.01		$.01
Authorized Shares	17,208		7,634		19,184		22,500		4,600
	Issued		Issued		Issued		Issued		Issued		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance — February 3, 2007	16,915	43,317	7,634	74,455	19,184	46,871	21,448	56,079	920	2,337	66,101	223,059	(38)	(12)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(360)	(1,803)
Accretion of preferred dividends	—	3,107	—	—	—	3,590	—	4,341	—	181	—	11,219	—	—
Payment of accumulated preferred dividends in arrears	—	(30,845)	—	—	—	(31,311)	—	(29,663)	—	(1,193)	—	(93,012)	—	—
Conversion of preferred stock to common stock in conjunction with initial public offering	(16,915)	(15,579)	(7,634)	(74,455)	(19,184)	(19,150)	(21,448)	(30,757)	(920)	(1,325)	(66,101)	(141,266)	398	1,815

Balance — February 2, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Stockholders’ Equity — (Continued)
(In thousands)

			Treasury -			Related		Accumulated
	Common Stock		Common Stock		Additional	Party		Other	Total
	Issued		Treasury		Paid-In	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity

Balance — February 3, 2007	7,409	$117	(242)	$(2,217)	$15,501	$(4,467)	$(83,240)	$19	$148,760
Common stock options exercised	559	5	—	—	1,170	—	—	—	1,175
Purchase of treasury stock	—	—	(11)	(147)	—	—	—	—	(1,950)
Accretion of preferred dividends	—	—	—	—	—	—	(11,219)	—	—
Receipt of related party notes receivable	—	—	—	—	—	4,467	—	—	4,467
Unrealized loss on interest rate swap hedge, net of $478 income tax	—	—	—	—	—	—	—	(738)	(738)
Net income for the fiscal year ended February 2, 2008	—	—	—	—	—	—	25,335	—	25,335

Comprehensive income	—	—	—	—	—	—	—	—	24,597
Excess tax benefits from stock-based compensation	—	—	—	—	1,575	—	—	—	1,575
Stock compensation charge	—	—	—	—	2,152	—	—	—	2,152
Amortization of deferred stock-based compensation	—	—	—	—	131	—	—	—	131
Restate par value of common stock	—	(43)	—	—	43	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	7,667	77	—	—	123,531	—	—	—	123,608
Payment of accumulated preferred dividends in arrears	—	—	—	—	—	—	—	—	(93,012)
Conversion of preferred stock to common stock in conjunction with initial public offering	41,776	418	(252)	(1,815)	140,848	—	—	—	—

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$—	$(69,124)	$(719)	$211,503

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Stockholders’ Equity — (Continued)
(In thousands)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$211,503
Common stock options exercised	834	8	—	—	2,509	—	—	2,517
Unrealized gain on interest rate swap hedge, net of $54 income tax	—	—	—	—	—	—	88	88
Net income for the fiscal year ended January 31, 2009	—	—	—	—	—	25,268	—	25,268

Comprehensive income	—	—	—	—	—	—	—	25,356
Excess tax benefits from stock-based compensation	—	—	—	—	1,774	—	—	1,774
Stock compensation charge	—	—	—	—	3,877	—	—	3,877
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Common stock options exercised	429	4	—	—	1,224	—	—	1,228
Unrealized gain on interest rate swap hedge, net of $411 income tax	—	—	—	—	—	—	631	631
Net income for the fiscal year ended January 30, 2010	—	—	—	—	—	39,356	—	39,356

Comprehensive income	—	—	—	—	—	—	—	39,987
Excess tax benefits from stock-based compensation	—	—	—	—	476	—	—	476
Stock compensation charge	—	—	—	—	5,949	—	—	5,949

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$—	$292,608

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(In thousands, except per share data)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 30, 2010, the Company operated 346 stores in 38 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

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

2.	Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) were 52 week years.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within one to three days with little or no default risk.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Receivables

Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $489 and $296 as of January 30, 2010 and January 31, 2009, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The estimated fair value of the Company’s variable rate debt at January 31, 2009 approximates its carrying value since the rate of interest on the variable rate debt is revised frequently based upon the current prime rate or the Eurodollar rate.

Derivative financial instruments

The Company had an interest rate swap that expired on January 31, 2010. This derivative financial instrument was designated and qualified as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, was recognized in interest expense during the period of change. This derivative was recorded in the January 31, 2009 balance sheet at fair value.

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

The Company capitalizes costs incurred during the application development stage in developing or obtaining internal use software. These costs are amortized over the estimated useful life of the software. The Company also capitalizes interest related to construction projects and depreciates that amount over the lives of the related assets.

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

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

Customer loyalty program

The Company maintains two customer loyalty programs. The Company’s national program provides reward point certificates for free beauty products. Customers earn purchase-based reward points and redeem the related reward certificate during specific promotional periods during the year. The Company is also piloting a loyalty program in several markets in which customers earn purchase-based points on an annual basis which can be redeemed at any time. The Company accrues the anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at January 30, 2010 and January 31, 2009 was $3,784 and $3,309, respectively. The cost of these programs, which was $10,015, $9,002 and $8,167 in fiscal 2009, 2008 and 2007, respectively, is included in cost of sales in the statements of income.

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

Advertising

Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $76,811, $70,804 and $56,107 for fiscal 2009,

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

2008 and 2007, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $4,000 and $3,289 as of January 30, 2010 and January 31, 2009, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new store are charged against earnings as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold including all vendor allowances, which are treated as a reduction of merchandise costs; warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; customer loyalty program expense; and shrink and inventory valuation reserves.

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

Income tax benefits related to uncertain tax positions are recognized only when it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Penalties and interest related to unrecognized tax positions are recorded in income tax expense. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Share-based compensation

The Company accounts for share-based compensation in accordance with the Accounting Standards Codificationtm (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $5,949, $3,877 and $2,283 for fiscal 2009, 2008 and 2007, respectively (see Note 10, “Share-based awards”).

Self-insurance

The Company is self-insured for certain losses related to employee health and workers’ compensation although stop loss coverage with third-party insurers is maintained to limit the Company’s liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors,

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

severity factors, and actuarial assumptions. Should a different amount of liabilities develop compared to what was estimated, reserves may need to be adjusted accordingly in future periods.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method, and in fiscal 2007 assumes that the convertible preferred shares outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly, except when the effect would be anti-dilutive.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC also recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company adopted the ASC in the third quarter of 2009 and it did not have any impact on its financial position or results of operations.

3.	Property and equipment

Property and equipment consist of the following:

	January 30,	January 31,
	2010	2009

Equipment and fixtures	$195,431	$173,994
Leasehold improvements	219,317	199,007
Electronic equipment and software	89,491	78,541
Construction-in-progress	12,268	18,081

	516,507	469,623
Less accumulated depreciation and amortization	(225,646)	(177,399)

Property and equipment, net	$290,861	$292,224

For the fiscal years 2009, 2008 and 2007, the Company capitalized interest of $242, $799 and $771, respectively.

4.	Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2009, 2008 and 2007. Total rent expense under operating

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

leases was $73,228, 66,640 and $51,977 for fiscal 2009, 2008 and 2007, respectively. Future minimum lease payments under operating leases as of January 30, 2010, are as follows:

Operating
Fiscal year	Leases

2010	$89,712
2011	86,278
2012	83,019
2013	79,996
2014	74,222
2015 and thereafter	211,400

Total minimum lease payments	$624,627

Included in the operating lease schedule above is $29,992 of minimum lease payments for stores that will open in fiscal 2010.

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

On May 29, 2009, the Company and its primary insurance carrier engaged in a mediation with counsel representing the putative class. Although defendants continue to deny plaintiffs’ allegations, in the interest of putting this matter behind it, the Company and its insurer reached a settlement with plaintiffs. On August 7, 2009, the Court entered an order preliminarily approving the settlement, approving the form and manner of notice to putative class members, and setting a final hearing to determine whether to approve the settlement. On November 16, 2009, the Court held a final hearing and, no class members having objected to the settlement or having requested exclusion from the settlement class, the Court entered a final order dismissing all three consolidated cases with prejudice. The time for appeal expired on December 16, 2009 without any appeal or other challenge to the judgment being made. All amounts paid under the settlement have been paid out of proceeds of the Company’s directors and officers liability insurance coverage.

General litigation — In July 2009, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, the Company filed its answer to the lawsuit, and on August 31, 2009 the Company moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. Although the Company believes that

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

it has meritorious defenses to the claims made in the putative class action and intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

5.	Accrued liabilities

Accrued liabilities consist of the following:

	January 30,	January 31,
	2010	2009

Accrued vendor liabilities (including accrued property and equipment costs)	$6,032	$13,265
Accrued customer liabilities	15,674	12,908
Accrued payroll, bonus, and employee benefits	20,047	7,914
Accrued taxes, other	7,937	7,152
Other accrued liabilities	9,499	9,963

Accrued liabilities	$59,189	$51,202

6.	Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Current:
Federal	$20,296	$2,383	$18,150
State	2,744	1,935	2,369

Total current	23,040	4,318	20,519
Deferred:
Federal	3,237	11,725	(3,102)
State	318	1,047	(573)

Total deferred	3,555	12,772	(3,675)

Provision for income taxes	$26,595	$17,090	$16,844

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.0%	4.6%	4.4%
Other	2.3%	0.7%	0.5%

Effective tax rate	40.3%	40.3%	39.9%

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 30,	January 31,
	2010	2009

Deferred tax assets:
Reserves not currently deductible	$9,905	$10,534
Employee benefits	3,721	2,121
Net operating loss carryforwards	462	989
Accrued liabilities	2,579	1,818
Inventory valuation	287	—

Total deferred tax assets	16,954	15,462
Deferred tax liabilities:
Property and equipment	15,973	14,804
Deferred rent obligation	8,926	5,815
Prepaid expenses	4,947	4,026
Inventory valuation	—	155

Total deferred tax liabilities	29,846	24,800

Net deferred tax liability	$(12,892)	$(9,338)

At January 30, 2010, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $1,320, which expires between 2010 and 2014. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $5,359 at January 30, 2010. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. The increase in the liability for income taxes associated with uncertain tax positions relates to uncertainty with respect to certain domestic tax positions identified during fiscal 2009. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

Increases attributable to tax positions taken during prior periods	$—
Increases attributable to tax positions taken during the current period	5,110

Balance at January 30, 2010	$5,110

Included in the balance of unrecognized tax benefits as of January 30, 2010 is $1,067 of tax benefits that, if recognized, would affect the effective tax rate. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its financial statements. The Company’s liability for unrecognized tax benefits was insignificant for fiscal 2008 and 2007. The Company’s fiscal 2009 provision for income taxes includes $190 of income tax-related interest and penalties related to uncertain tax positions. Income tax-related interest and penalties were insignificant for fiscal 2008 and 2007.

The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally the three prior years, or fiscal 2008, 2007 and 2006.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

7.	Notes payable

The Company’s credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On January 30, 2010, the Company’s tangible net worth was approximately $293,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter.

The Company had no outstanding borrowings under the facility as of January 30, 2010. The Company had $106,047 of outstanding borrowings under the facility as of January 31, 2009, with a weighted-average interest rate of 1.52%. The Company had approximately $196,933 and $86,764 of availability as of January 30, 2010 and January 31, 2009, respectively. The Company also had a letter of credit that expired in September 2009; the balance was $326 as of January 31, 2009.

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

On January 31, 2007, the Company entered into an interest rate swap agreement with a notional amount of $25,000 that qualified as a cash flow hedge to obtain a fixed interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations. The swap resulted in fixed rate payments at an interest rate of 5.11% for a term of three years, ending on January 31, 2010.

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

The Company’s derivative financial instrument is designated and qualifies as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, is recognized in interest expense during the period of change. Hedge

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

ineffectiveness was not material in fiscal 2009, 2008 and 2007. The following table summarizes the fair value and presentation within the balance sheets for derivatives designated as hedging instruments:

Derivative Liabilities
	January 30, 2010		January 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap liability	Accrued liabilities	$—	Accrued liabilities	$1,042

The following table presents the impact of derivatives in cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain Recognized		Amount of Gain Reclassfied		Amount of Gain Recognized
	in AOCL on Derivative		from AOCL into Income		in Income on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009

Interest rate swap, net of tax	$631	$88	$—	$—	$—	$—

9.	Fair value measurements

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

As of January 30, 2010, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value of the Company’s liabilities associated with its non-qualified deferred compensation plan are based primarily on third-party reported net asset values, which are primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2. The following table presents the Company’s financial liabilities as of January 30, 2010 measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3

Deferred compensation liabilities	$—	$247	$—

10.	Share-based awards

Amended and Restated Restricted Stock Option Plan

The Company has an Amended and Restated Restricted Stock Option Plan (the Amended Plan), principally to compensate and provide an incentive to key employees and members of the board of directors, under which it

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

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

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Volatility rate	60.6%	48.7%	37.0%
Average risk-free interest rate	2.5%	2.3%	4.7%
Average expected life (in years)	5.3	5.2	5.0
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, the Company has elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments. Any dividend the Company might declare in the future would be subject to the applicable provisions of its credit agreement, which currently restricts the Company’s ability to pay cash dividends.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

The Company granted 977 stock options during fiscal 2009. The weighted-average grant date fair value of options granted in fiscal 2009, 2008 and 2007 was $6.64, $5.46 and $5.64, respectively. At January 30, 2010, there was approximately $12,738 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

The total intrinsic value of options exercised was $4,783, $8,267 and $2,631 in fiscal 2009, 2008 and 2007, respectively. The fiscal 2007 valuation includes options exercised after the Company’s initial public offering on October 30, 2007 A summary of the status of the Company’s stock option activity under the Amended Plan, the 2002 Plan and the 2007 Plan is presented in the following tables:

	Common Stock Options
	Fiscal 2009		Fiscal 2008		Fiscal 2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	5,300	$10.27	4,644	$7.35	4,122	$3.51
Granted	977	12.44	1,856	13.39	1,136	18.58
Exercised	(429)	2.86	(834)	3.02	(559)	2.11
Canceled	(57)	10.46	(366)	5.51	(55)	4.85

End of year	5,791	$11.18	5,300	$10.27	4,644	$7.35

Exercisable at end of year	2,971	$8.99	2,296	$6.17	2,409	$4.01

Included in the grants for fiscal 2007 are 632 performance-based options, whose vesting began upon the initial public offering of the Company’s common stock. The fair value of these grants was estimated on the date of the grant using the Black-Scholes valuation model as described above. The Company completed an initial public offering during fiscal 2007 which resulted in compensation expense related to performance based grants of $637, $576 and $911 in fiscal 2009, 2008 and 2007, respectively. No performance-based options were granted during fiscal 2009 and 2008.

The following table presents information related to options outstanding and options exercisable at January 30, 2010, under the Amended Plan, the 2002 Plan and the 2007 Plan based on ranges of exercise prices:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual Life	Average	Number	Contractual Life	Average
Options outstanding	Options	(Years)	Exercise Price	of Options	(Years)	Exercise Price

$ 0.02 - 0.17	44	3	$.17	44	3	$.17
0.18 - 1.11	183	6	1.07	183	6	1.07
1.12 - 2.62	697	4	2.46	697	4	2.46
2.63 - 4.12	552	6	3.44	520	6	3.40
4.13 - 9.18	506	7	8.74	363	7	9.18
9.19 - 15.81	3,252	9	13.61	839	9	14.38
15.82 - 25.32	557	8	22.01	325	8	23.40

End of year	5,791	8	$11.18	2,971	7	$8.99

The aggregate intrinsic value of outstanding and exercisable options as of January 30, 2010 was $49,455 and $32,347, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 29, 2010 was $19.40 per share.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Amended and restated restricted stock plan

During 2004, the Company issued 442 restricted common shares with a fair value of $2.62 per share at the date of grant to certain directors pursuant to the Amended Plan. The restricted shares cannot be sold or otherwise transferred during the vesting period, which ranges from three to four years from the issuance date. The Company retains a reacquisition right in the event the director ceases to be a member of the board of directors of the Company under certain conditions. The awards are expensed on a straight-line basis over the vesting period. All outstanding restricted shares became fully vested during fiscal 2008.

The compensation expense recorded was $5 and $131 in fiscal 2008, and 2007, respectively. There was no compensation expense recorded in fiscal 2009 and no unrecognized compensation cost related to the restricted shares granted under the plan at January 30, 2010.

11.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Numerator for diluted net income per share — net income	$39,356	$25,268	$25,335
Less preferred stock dividends	—	—	11,219

Numerator for basic net income per share	$39,356	$25,268	$14,116
Denominator for basic net income per share — weighted-average common shares	57,915	57,425	20,383
Dilutive effect of stock options and non-vested stock	1,322	1,542	2,321
Dilutive effect of convertible preferred stock	—	—	30,590

Denominator for diluted net income per share	59,237	58,967	53,294
Net income per common share:
Basic	$0.68	$0.44	$0.69
Diluted	$0.66	$0.43	$0.48

The denominator for diluted net income per common share for fiscal years 2009, 2008 and 2007 exclude 3,809, 3,101 and 1,136 employee options, respectively, due to their anti-dilutive effects.

12.	Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age, length of service, and hours employed. In fiscal 2009, 2008, and 2007, the plan was funded through employee contributions and a Company match of between 40% and 50% of the first 3% of eligible compensation. For fiscal years 2009, 2008 and 2007, the Company match was $600, $437 and $408, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in accrued liabilities was $247 and $16 as of January 30, 2010 and January 31, 2009, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2009 and 2008. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in prepaid expense and other current assets was $229 and zero as of January 30, 2010 and January 31, 2009, respectively.

13.	Related-party transactions

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

14.	Valuation and qualifying accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
Description	of Period	Expenses	Deductions		of Period

Fiscal 2009
Allowance for doubtful accounts	$296	$432	$(239	)(a)	$489
Shrink reserve	2,005	4,590	(4,726)		1,869
Inventory — lower of cost or market reserve	2,364	2,481	(831)		4,014
Fiscal 2008
Allowance for doubtful accounts	$309	$209	$(222	)(a)	$296
Shrink reserve	1,745	3,785	(3,525)		2,005
Inventory — lower of cost or market reserve	1,801	1,840	(1,277)		2,364
Fiscal 2007
Allowance for doubtful accounts	422	298	(411	)(a)	309
Shrink reserve	1,005	3,620	(2,880)		1,745
Inventory — lower of cost or market reserve	701	1,561	(461)		1,801

(a)	Represents writeoff of uncollectible accounts

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

15.	Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2009 and fiscal 2008. The Company uses a 13 week fiscal quarter ending on the last Saturday of the quarter.

	Fiscal Quarter
	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$268,825	$273,539	$284,043	$396,364	$239,298	$249,111	$254,843	$341,394
Cost of sales	189,482	195,028	193,498	271,714	165,377	175,965	175,368	240,002

Gross profit	79,343	78,511	90,545	124,650	73,921	73,146	79,475	101,392
Selling, general and administrative expenses	69,194	66,265	73,671	89,763	62,065	61,889	65,176	78,192
Pre-opening expenses	1,195	2,010	2,183	615	3,772	4,050	4,693	1,796

Operating income	8,954	10,236	14,691	34,272	8,084	7,207	9,606	21,404
Interest expense	671	645	441	445	915	1,016	1,124	888

Income before income taxes	8,283	9,591	14,250	33,827	7,169	6,191	8,482	20,516
Income tax expense	3,363	3,841	5,790	13,601	2,894	2,503	3,465	8,228

Net income	$4,920	$5,750	$8,460	$20,226	$4,275	$3,688	$5,017	$12,288

Net income per common share:
Basic	$0.09	$0.10	$0.15	$0.35	$0.08	$0.06	$0.09	$0.21
Diluted	$0.08	$0.10	$0.14	$0.34	$0.07	$0.06	$0.09	$0.21

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

Exhibits

					Incorporated by Reference
Exhibit			Filed		Exhibit	File	Filing
Number		Description of Document	Herewith	Form	Number	Number	Date

3.1		Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007
3.2		Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007
4.1		Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007
4.2		Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007
4.3		Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007
10.1		Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	333-144405	8/17/2007
10	.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7 (a)	333-144405	8/17/2007
10.2		Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9	333-144405	8/17/2007
10.3		Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10	333-144405	9/27/2007
10.4		Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17	001-33764	4/2/2009
10.5		Office Lease, dated as of April 17, 2007, between Ulta Salon, Cosmetics & Fragrance, Inc. and Bolingbrook Investors, LLC		S-1	10.13	333-144405	8/17/2007
10	.5(a)	Amendment to Lease, dated as of November 2007, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.5(b)	Second Amendment to Lease, dated February 20, 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.1	001-33764	6/17/2008
10	.5(c)	Third Amendment to Lease, dated as of March 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.6*	Lease, effective as of June 21, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		S-1	10.15	333-144405	9/27/2007
10	.6(a)	First Amendment to Lease, dated October 23, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.	X
10	.6(b)*	Second Amendment to Lease, dated March 17, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.		10-Q	10.2	001-33764	6/17/2008
10	.7*	Acceptance Letter and Commencement Date Agreement, dated March 24, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics and Fragrance, Inc.		10-Q	10.3	001-33764	6/17/2008
10.8		Lease Agreement, dated June 22, 1999, between ULTA3 Cosmetics & Salon, Inc. and 1135 Arbor Drive Investors LLC		S-1	10.10	333-144405	8/17/2007

Incorporated by Reference
Exhibit			Filed		Exhibit	File	Filing
Number		Description of Document	Herewith	Form	Number	Number	Date

10	.8(a)	First Amendment to Lease Agreement, dated as of November 1, 2000, between Aetna Life Insurance Company c/o UBS Realty Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.8(b)	Second Amendment to Office/Showroom/ Warehouse Lease, dated as of April 27, 2009, between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.8(c)	Third Amendment to Lease, dated November 10, 2009, by and between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics and Fragrance, Inc.	X
10.9		Third Amendment and Restated Loan and Security Agreement, dated as of June 29, 2007, by and among Ulta Salon, Cosmetics & Fragrance, Inc., LaSalle Bank National Association, Wachovia Capital Finance Corporation (Central) and JPMorgan Chase Bank, N.A.		S-1	10.15	333-144405	8/17/2007
10	.9(a)	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 15, 2008		8-K	10.15	001-33764	8/20/2008
10.10		Employment Agreement, dated as of June 16, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		10-Q	10.4	001-33764	6/17/2008
10	.10(a)	Amendment to Option Agreement with Grant Date March 24, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby		10-K	10.16 (a)	001-33764	4/2/2009
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 31, 2010.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Lynelle P. Kirby Lynelle P. Kirby	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ Gregg R. Bodnar Gregg R. Bodnar	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Hervé J.F. Defforey Hervé J.F. Defforey	Director	March 31, 2010

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	March 31, 2010

/s/ Dennis K. Eck Dennis K. Eck	Chairman of the Board of Directors	March 31, 2010

/s/ Charles Heilbronn Charles Heilbronn	Director	March 31, 2010

/s/ Steven E. Lebow Steven E. Lebow	Director	March 31, 2010

/s/ Lorna E. Nagler Lorna E. Nagler	Director	March 31, 2010

/s/ Charles J. Philippin Charles J. Philippin	Director	March 31, 2010

/s/ Yves Sisteron Yves Sisteron	Director	March 31, 2010