Form 10-Q
period 2010-05-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2010-06-03
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 27, 2010 was 58,623,805 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	May 1,	January 30,	May 2,
(In thousands)	2010	2010	2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,670	$4,017	$3,840
Receivables, net	8,051	13,477	12,392
Merchandise inventories, net	228,082	206,948	230,286
Prepaid expenses and other current assets	29,134	30,272	24,200
Prepaid income taxes	—	—	5,890
Deferred income taxes	8,060	8,060	8,195

Total current assets	281,997	262,774	284,803

Property and equipment, net	285,766	290,861	286,140

Total assets	$567,763	$553,635	$570,943

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$—	$—	$12,534
Accounts payable	60,693	56,387	53,500
Accrued liabilities	54,789	59,189	43,757
Accrued income taxes	6,740	10,781	—

Total current liabilities	122,222	126,357	109,791

Notes payable — less current portion	—	—	88,047
Deferred rent	114,051	113,718	104,168
Deferred income taxes	20,952	20,952	17,616

Total liabilities	257,225	261,027	319,622
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	May 1,	January 30,	May 2,
(In thousands, except per share data)	2010	2010	2009
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 59,095, 58,674 and 58,254 shares issued; 58,590, 58,169 and 57,749 shares outstanding; at May 1, 2010 (unaudited), January 31, 2009 and May 2, 2009 (unaudited), respectively	$591	$586	$583
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	304,965	300,701	294,377
Retained earnings (accumulated deficit)	9,161	(4,500)	(38,936)
Accumulated other comprehensive loss	—	—	(524)

Total stockholders’ equity	310,538	292,608	251,321

Total liabilities and stockholders’ equity	$567,763	$553,635	$570,943

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended
	May 1,	May 2,
(In thousands, except per share data)	2010	2009

Net sales	$320,196	$268,825
Cost of sales	215,661	189,283

Gross profit	104,535	79,542

Selling, general and administrative expenses	80,729	69,393
Pre-opening expenses	474	1,195

Operating income	23,332	8,954
Interest expense	118	671

Income before income taxes	23,214	8,283
Income tax expense	9,553	3,363

Net income	$13,661	$4,920

Net income per common share:
Basic	$0.23	$0.09
Diluted	$0.23	$0.08

Weighted average common shares outstanding:
Basic	58,306	57,743
Diluted	60,276	58,750
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended
	May 1,	May 2,
(In thousands)	2010	2009

Operating activities
Net income	$13,661	$4,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,918	15,365
Non-cash stock compensation charges	1,735	1,295
Excess tax benefits from stock-based compensation	(724)	—
Loss on disposal of property and equipment	197	39
Change in operating assets and liabilities:
Receivables	5,426	5,876
Merchandise inventories	(21,134)	(16,684)
Prepaid expenses and other assets	1,138	94
Income taxes	(3,317)	2,738
Accounts payable	4,306	5,689
Accrued liabilities	(7,722)	(4,255)
Deferred rent	333	2,880

Net cash provided by operating activities	9,817	17,957

Investing activities
Purchases of property and equipment	(7,698)	(12,320)

Net cash used in investing activities	(7,698)	(12,320)

Financing activities
Proceeds on long-term borrowings	—	284,284
Payments on long-term borrowings	—	(289,750)
Proceeds from issuance of common stock under stock plans	1,810	31
Excess tax benefits from stock-based compensation	724	—

Net cash provided by (used in) financing activities	2,534	(5,435)

Net increase in cash and cash equivalents	4,653	202
Cash and cash equivalents at beginning of period	4,017	3,638

Cash and cash equivalents at end of period	$8,670	$3,840

Supplemental cash flow information
Cash paid for interest	$94	$723

Cash paid for income taxes	$12,870	$625

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$3,322	$(3,000)

Unrealized gain on interest rate swap hedge, net of tax	$—	$107

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —			Retained
	Common Stock		Common Stock		Additional	Earnings	Total
	Issued		Treasury		Paid-In	(Accumulated	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$292,608
Common stock options exercised	421	5	—	—	1,805	—	1,810
Net income for the three months ended May 1, 2010	—	—	—	—	—	13,661	13,661
Excess tax benefits from stock-based compensation	—	—	—	—	724	—	724
Stock compensation charge	—	—	—	—	1,735	—	1,735

Balance — May 1, 2010	59,095	$591	(505)	$(4,179)	$304,965	$9,161	$310,538

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 1, 2010, the Company operated 347 stores in 38 states, as shown in the table below:

State	Number of stores
Alabama	7
Arizona	23
Arkansas	1
California	30
Colorado	11
Connecticut	1
Delaware	1
Florida	25
Georgia	16
Illinois	33
Indiana	6
Iowa	3
Kansas	1
Kentucky	2
Louisiana	2
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	7
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	11
New York	12
North Carolina	13
Ohio	7
Oklahoma	7
Oregon	3
Pennsylvania	16
Rhode Island	1
South Carolina	6
Tennessee	3
Texas	46
Utah	2
Virginia	10
Washington	5
Wisconsin	3

Total	347
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three months ended May 1, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. All amounts are stated in thousands, with the exception of per share amounts and number of stores.
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2010 and 2009 ended on May 1, 2010 and May 2, 2009, respectively.
Reclassifications
The Company made a reclassification of $199 to the first quarter 2009 statement of income to decrease cost of sales and increase selling, general and administrative expenses to conform to the first quarter 2010 presentation.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Three months ended
	May 1, 2010	May 2, 2009
Volatility rate	55.0%	58.0%
Average risk-free interest rate	3.1%	2.5%
Average expected life (in years)	6.3	6.3
Dividend yield	None	None
The Company granted 109 and 76 stock options during the three months ended May 1, 2010 and May 2, 2009, respectively. The weighted-average grant date fair value of these options was $12.68 and $3.57, respectively.
The Company recorded stock compensation expense of $1,735 and $1,295 for the three months ended May 1, 2010 and May 2, 2009, respectively. At May 1, 2010, there was approximately $12,172 of unrecognized compensation expense related to unvested options.
On April 26, 2010, the Company announced that Mr. Carl (“Chuck”) Rubin would be appointed President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. In connection with Mr. Rubin’s employment agreement dated April 12, 2010, he received a restricted share grant of 119 shares valued at $2,775 which will vest in full on December 29, 2011. Mr. Rubin also received a grant of 319 stock options valued at $3,694 which will vest and become exercisable in four equal installments commencing on February 1, 2011 and each subsequent anniversary, such that all such options will be fully vested on February 1, 2014. Both of these share-based grants occurred on May 10, 2010 and will be recognized in subsequent periods according to their vesting schedules. Mr. Rubin will also receive a one-time cash payment of $2,800 in August 2010 as part of his employment agreement.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended
	May 1,	May 2,
	2010	2009
Net income	$13,661	$4,920
Unrealized gain on interest rate swap hedge, net of income tax	—	107

Comprehensive income	$13,661	$5,027

3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three months ended May 1, 2010 and May 2, 2009. Total rent expense under operating leases was $19,459 and $17,936 for the three months ended May 1, 2010 and May 2, 2009, respectively.
General litigation — As previously disclosed, in July 2009, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, the Company filed its answer to the lawsuit, and on August 31, 2009 the Company moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although the company continues to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind it, the company agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. The Company does not believe that the amount of settlement is material.
In May, 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in State Court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. Although the Company believes that it has meritorious defenses to the claims made in the putative class action and the Company intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
The Company’s credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200,000 through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On May 1, 2010, the Company’s tangible net worth was approximately $311,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter.
The Company had no outstanding borrowings under the facility as of May 1, 2010 and January 30, 2010. The Company had approximately $190,855 and $196,933 of availability as of May 1, 2010 and January 30, 2010, respectively.
5. Financial instruments
The Company had an interest rates swap agreement which expired in January 2010 and held no derivative instruments as of May 1, 2010 and January 30, 2010. The Company’s derivative financial instrument was designated and qualified as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, was recognized in interest expense during the period of change. Hedge ineffectiveness was not material in the three months ended May 1, 2010 and May 2, 2009.

The following table presents the impact of derivatives in cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

Amount of Gain (Loss)
	Recognized in AOCL on		Amount of Gain Reclassfied		Amount of Gain Recognized
	Derivative (Effective		from AOCL into Income		in Income on Derivative
	Portion)		(Effective Portion)		(Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Interest rate swap, net of tax	$—	$107	$—	$—	$—	$—
6. Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The estimated fair value of any variable rate debt outstanding approximates its carrying value since the rate of interest on the variable rate debt is revised frequently based upon the current prime rate or the Eurodollar rate.
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
As of May 1, 2010, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. The fair value of the Company’s liabilities associated with its non-qualified deferred compensation plan are based primarily on third-party reported net asset values, which are primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2. The following table presents the Company’s financial liabilities as of May 1, 2010 measured at fair value on a recurring basis:

	Fair value measurement using
	Level 1	Level 2	Level 3
Deferred compensation liabilities	$—	$984	$—

7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended
	May 1,	May 2,
	2010	2009

Net income	$13,661	$4,920

Denominator for basic net income per share — weighted-average common shares	58,306	57,743
Dilutive effect of stock options	1,970	1,007

Denominator for diluted net income per share	60,276	58,750

Net income per common share:
Basic	$0.23	$0.09
Diluted	$0.23	$0.08
The denominators for diluted net income per common share for the three months ended May 1, 2010 and May 2, 2009 exclude 803 and 3,481 employee stock options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended january 30, 2010. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of May 1, 2010, we operated 347 stores across 38 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
The continued growth of our business and any future increases in net sales, net income and cash flows are dependent on our ability to execute our growth strategy, including growing our store base, expanding our prestige brand offerings, driving incremental salon traffic, expanding our online business and continuing to enhance our brand awareness. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our comparable store sales increases over the next five years to reflect the sustained high single digit to low double digit increases we experienced in 2005 through early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. Our comparables store sales trend improved during the second half of fiscal 2009 and into the first quarter of fiscal 2010. We believe the continuing economic uncertainty and related impact on consumer sentiment may affect the level of comparable store sales we can achieve.
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
Current business trends
We recorded a 10.8% increase in our comparable store sales during the first quarter of fiscal 2010 which extended the sequential comparable store sales improvement which began in the second half of fiscal 2009. We believe the improvement in our comparable store sales trends is due to a combination of factors including our ability to better plan our marketing and merchandise programs for the current economic environment and the relatively lower comparable in the prior year first quarter period. We also believe that overall consumer sentiment and shopping patterns began to improve in the second half of 2009 which may have contributed to our improving trends. In light of the current economic uncertainty in both the U.S. and world financial markets, consumer sentiment could turn negative which could result in a deceleration of the favorable comparable store sales trends we have experienced in recent quarters.
Change in Management
On April 26, 2010, we announced that Mr. Carl (“Chuck”) Rubin would be appointed President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. Following a transition period of up to four months, Mr. Rubin will become Chief Executive Officer. Lyn Kirby will continue as Chief Executive Officer through the transition period and thereafter is expected to provide guidance and counsel as a member of the Company’s Board of Directors through March 17, 2011.
Basis of presentation
Net sales include store and e-commerce merchandise sales as well as salon service revenue. Salon service revenue represented less than 10% of our combined product sales and services revenues for the three months ended May 1, 2010 and May 2, 2009 and therefore, these revenues are combined with product sales. We recognize merchandise revenue at the point of sale (POS) in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
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
Selling, general and administrative expenses include:
•	payroll, bonus and benefit costs for retail and corporate employees;

•	advertising and marketing costs;

•	occupancy costs related to our corporate office facilities;

•	stock-based compensation expense;

•	depreciation and amortization for all assets except those related to our retail and warehouse operations, which is included in cost of sales; and

•	legal, finance, information systems and other corporate overhead costs.
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
Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2010 and 2009 ended on May 1, 2010 and May 2, 2009, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Three months ended
	May 1,	May 2,	May 2,	May 3,
	2010	2009	2009	2008
	(Dollars in thousands)		(Percentage of net sales)
Net sales	$320,196	$268,825	100.0%	100.0%
Cost of sales	215,661	189,283	67.4%	70.4%

Gross profit	104,535	79,542	32.6%	29.6%

Selling, general and administrative expenses	80,729	69,393	25.2%	25.8%
Pre-opening expenses	474	1,195	0.1%	0.4%

Operating income	23,332	8,954	7.3%	3.3%
Interest expense	118	671	0.0%	0.2%

Income before income taxes	23,214	8,283	7.2%	3.1%
Income tax expense	9,553	3,363	3.0%	1.3%

Net income	$13,661	$4,920	4.3%	1.8%

Other operating data:
Number stores end of period	347	320
Comparable store sales increase (decrease)	10.8%	(2.3)%
Comparison of three months ended May 1, 2010 to three months ended May 2, 2009
Net sales
Net sales increased $51.4 million, or 19.1%, to $320.2 million for the three months ended May 1, 2010, compared to $268.8 million for the three months ended May 2, 2009. The increase is primarily due to an additional 27 new stores operating since May 2, 2009 which contributed $23.0 million to net sales while comparable stores contributed $28.4 million to net sales when compared to last year.
Our comparable store sales increased 10.8%, which included an 8.8% increase in traffic and a 2.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies and lower relative comparable in the prior year quarter.

Gross profit
Gross profit increased $25.0 million, or 31.4%, to $104.5 million for the three months ended May 1, 2010, compared to $79.5 million for the three months ended May 2, 2009. Gross profit as a percentage of net sales increased 300 basis points to 32.6% for the three months ended May 1, 2010, compared to 29.6% for the three months ended May 2, 2009. The increases in gross profit margin were primarily driven by:
•	160 basis points of leverage in fixed store costs due to a combination of less drag on the relatively smaller new store program in fiscal 2009 and increased comparable store sales levels;

•	70 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	20 basis points of leverage in supply chain due to efficiencies and increased comparable store sales levels.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $11.3 million, or 16.3%, to $80.7 million for the three months ended May 1, 2010, compared to $69.4 million for the three months ended May 2, 2009. As a percentage of net sales, SG&A expenses decreased 60 basis points to 25.2% for the three months ended May 1, 2010, compared to 25.8% for the three months ended May 2, 2009. The improvement in SG&A expenses is primarily due to:
•	40 basis points of leverage in marketing expense attributed to the carry-forward benefit of our fiscal 2009 cost efficiencies and stronger comparable store sales levels; and

•	20 basis points of leverage in store payroll and variable store expenses on increased comparable store sales levels.
Pre-opening expenses
Pre-opening expenses decreased $0.7 million, or 60.3%, to $0.5 million for the three months ended May 1, 2010, compared to $1.2 million for the three months ended May 2, 2009. During the three months ended May 1, 2010, we opened 2 new stores and relocated 1 store, compared to 9 new store openings during the three months ended May 2, 2009.
Interest expense
Interest expense was $0.1 million for the three months ended May 1, 2010, compared to $0.7 million for the three months ended May 2, 2009. We did not access our credit facility during the first quarter fiscal 2010. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $9.6 million for the three months ended May 1, 2010 represents an effective tax rate of 41.2%, compared to $3.4 million of tax expense representing an effective tax rate of 40.6% for the three months ended May 2, 2009. The increase in the effective tax rate is primarily due to an increase in non-deductible compensation expense in fiscal 2010.
Net income
Net income increased $8.8 million, or 177.7%, to $13.7 million for the three months ended May 1, 2010, compared to $4.9 million for the three months ended May 2, 2009. The increase is primarily related to the $25.0 million increase in gross profit, partially offset by an $11.3 million increase in SG&A expenses.
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
The following table presents a summary of our cash flows for the three months ended May 1, 2010 and May 2, 2009:

	Three months ended
	May 1,	May 2,
(In thousands)	2010	2009
Net cash provided by operating activities	$9,817	$17,957
Net cash used in investing activities	(7,698)	(12,320)
Net cash provided by (used in) financing activities	2,534	(5,435)

Net increase in cash and cash equivalents	$4,653	$202

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $228.1 million at May 1, 2010, compared to $230.3 million at May 2, 2009, representing an decrease of $2.2 million. The decrease is due to an 8.7% decrease in average inventory per store driven by our management initiatives offset by the addition of 27 net new stores opened since May 2, 2009. The reduction in inventories did not affect our store in-stock levels or the customer experience.
Deferred rent liabilities were $114.1 million at May 1, 2010, an increase of $9.9 million compared to May 2, 2009. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to activity since May 2, 2009 which includes 27 net new stores.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $7.7 million during the three months ended May 1, 2010, compared to $12.3 million during the three months ended May 2, 2009. The decrease in capital expenditures year over year is primarily due to the reduced number of new stores during the three months ended May 1, 2010. The reduction in new stores is primarily due to a shift in the pacing of our new store opening schedule in fiscal 2010 as compared to fiscal 2009. Capital expenditures for the three months ended May 1, 2010 included 2 new stores and 1 relocated store while capital expenditures for the three months ended May 2, 2009 included 9 new stores.
Financing activities
Financing activities consist principally of capital stock transactions. The decrease in net cash provided by financing activities of $7.9 million for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 is primarily the result of increased payments on long-term borrowings during first quarter fiscal 2009 and proceeds from the issuance of common stock under stock plans during first quarter fiscal 2010.
We had no borrowings outstanding under our credit facility as of May 1, 2010 and January 30, 2010. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we will require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

Credit facility
Our credit facility is with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provides maximum credit of $200 million through May 31, 2011. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory are 80% (85% from September 1 to January 31). The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On May 1, 2010, our tangible net worth was approximately $311 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bear interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter.
We had no outstanding borrowings under the facility as of May 1, 2010 and January 30, 2010. We had approximately $190.9 million and $196.9 million of availability as of May 1, 2010 and January 30, 2010, respectively.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of May 1, 2010.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended May 1, 2010.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended January 30, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We did not access our credit facility during the first quarter of fiscal 2010. The interest expense recognized in our statement of income for the first quarter fiscal 2010 represents fees associated with the credit facility.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of May 1, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
General litigation — As previously disclosed, in July 2009, a putative employment class action lawsuit was filed against us and certain unnamed defendants in State Court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, we filed our answer to the lawsuit, and on August 31, 2009 we moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind us, we agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. We do not believe that the amount of settlement is material.
In May, 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in State Court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. Although we believe that we have meritorious defenses to the claims made in the putative class action and we intend to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.
We are currently undergoing a leadership transition. The execution of our business plan and development strategy could be harmed if we are not able to successfully manage this transition.
Our senior management team has historically been led by Lyn Kirby, our Chief Executive Officer, as well as Gregg Bodnar, our Chief Financial Officer. As part of a leadership transition plan, we announced on April 26, 2010 that Carl ‘Chuck’ Rubin would join the Company as President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. Following a transition period of up to approximately four months, Mr. Rubin will take over as Chief Executive Officer from Lyn Kirby and work with our management team and our Board of Directors. This transition could create uncertainty if Chuck’s integration into our company is not successful or if the transition creates uncertainty among our employees, customers, or vendors. New leadership could also result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. [Reserved]
None
Item 5. Other Information
None

Item 6. Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date
3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Succession agreement, dated as of April 23, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		8-K	10.1	001-33764	4/27/2010

10.2	Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2	001-33764	4/27/2010

10.2(a)	First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.	X

10.3	Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3	001-33764	4/27/2010

10.4	Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4	001-33764	4/27/2010

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 3, 2010 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer