Form 10-Q
period 2010-07-31
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2010-09-02
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer☑	Non- accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2010 was 58,978,447 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	July 31,	January 30,	August 1,
(In thousands)	2010	2010	2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,916	$4,017	$3,663
Receivables, net	11,418	13,477	13,135
Merchandise inventories, net	224,329	206,948	209,152
Prepaid expenses and other current assets	30,989	30,272	25,373
Prepaid income taxes	7,280	—	—
Deferred income taxes	8,060	8,060	8,097

Total current assets	297,992	262,774	259,420

Property and equipment, net	301,333	290,861	288,537

Total assets	$599,325	$553,635	$547,957

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$—	$—	$23,086
Accounts payable	61,316	56,387	40,393
Accrued liabilities	68,833	59,189	53,350
Accrued income taxes	—	10,781	3,846

Total current liabilities	130,149	126,357	120,675

Notes payable — less current portion	—	—	42,365
Deferred rent	120,313	113,718	108,245
Deferred income taxes	20,952	20,952	17,616

Total liabilities	271,414	261,027	288,901
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	July 31,	January 30,	August 1,
(In thousands, except per share data)	2010	2010	2009
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 59,365, 58,674 and 58,389 shares issued; 58,860, 58,169 and 57,884 shares outstanding; at July 31, 2010 (unaudited), January 31, 2009 and August 1, 2009 (unaudited), respectively	$594	$586	$583
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	309,273	300,701	296,205
Retained earnings (accumulated deficit)	22,223	(4,500)	(33,186)
Accumulated other comprehensive loss	—	—	(367)

Total stockholders’ equity	327,911	292,608	259,056

Total liabilities and stockholders’ equity	$599,325	$553,635	$547,957

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share data)	2010	2009	2010	2009

Net sales	$321,804	$273,539	$642,000	$542,364
Cost of sales	217,846	194,825	433,507	384,108

Gross profit	103,958	78,714	208,493	158,256

Selling, general and administrative expenses	79,909	66,468	160,638	135,861
Pre-opening expenses	1,793	2,010	2,267	3,205

Operating income	22,256	10,236	45,588	19,190
Interest expense	214	645	332	1,316

Income before income taxes	22,042	9,591	45,256	17,874
Income tax expense	8,980	3,841	18,533	7,204

Net income	$13,062	$5,750	$26,723	$10,670

Net income per common share:
Basic	$0.22	$0.10	$0.46	$0.18
Diluted	$0.22	$0.10	$0.44	$0.18

Weighted average common shares outstanding:
Basic	58,727	57,819	58,517	57,781
Diluted	60,672	59,045	60,505	58,914
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended
	July 31,	August 1,
(In thousands)	2010	2009

Operating activities
Net income	$26,723	$10,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,593	31,360
Non-cash stock compensation charges	4,222	2,648
Excess tax benefits from stock-based compensation	(924)	(283)
Loss on disposal of property and equipment	157	184
Change in operating assets and liabilities:
Receivables	2,059	5,133
Merchandise inventories	(17,381)	4,450
Prepaid expenses and other assets	(717)	(1,079)
Income taxes	(17,137)	12,474
Accounts payable	4,929	(7,418)
Accrued liabilities	6	4,775
Deferred rent	6,595	6,957

Net cash provided by operating activities	40,125	69,871

Investing activities
Purchases of property and equipment	(32,584)	(29,756)

Net cash used in investing activities	(32,584)	(29,756)

Financing activities
Proceeds on long-term borrowings	—	561,662
Payments on long-term borrowings	—	(602,258)
Proceeds from issuance of common stock under stock plans	3,434	223
Excess tax benefits from stock-based compensation	924	283

Net cash provided by (used in) financing activities	4,358	(40,090)

Net increase in cash and cash equivalents	11,899	25
Cash and cash equivalents at beginning of period	4,017	3,638

Cash and cash equivalents at end of period	$15,916	$3,663

Supplemental cash flow information
Cash paid for interest	$189	$1,406

Cash paid (received) for income taxes	$35,670	$(5,553)

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$9,638	$(1,899)

Unrealized gain on interest rate swap hedge, net of tax	$—	$264

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —			Retained
	Common Stock		Common Stock		Additional	Earnings	Total
	Issued		Treasury		Paid-In	(Accumulated	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$292,608
Common stock options exercised	691	8	—	—	3,426	—	3,434
Net income for the six months ended July 31, 2010	—	—	—	—	—	26,723	26,723
Excess tax benefits from stock- based compensation	—	—	—	—	924	—	924
Stock compensation charge	—	—	—	—	4,222	—	4,222

Balance — July 31, 2010	59,365	$594	(505)	$(4,179)	$309,273	$22,223	$327,911

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of July 31, 2010, the Company operated 356 stores in 38 states, as shown in the table below:

State	Number of stores

Alabama	7
Arizona	23
Arkansas	1
California	32
Colorado	11
Connecticut	2
Delaware	1
Florida	25
Georgia	16
Illinois	33
Indiana	6
Iowa	3
Kansas	1
Kentucky	2
Louisiana	3
Maryland	6
Massachusetts	4
Michigan	9
Minnesota	8
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	11
New York	12
North Carolina	13
Ohio	8
Oklahoma	7
Oregon	3
Pennsylvania	17
Rhode Island	1
South Carolina	6
Tennessee	4
Texas	46
Utah	2
Virginia	10
Washington	6
Wisconsin	3
Total	356
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011, or for any other future interim period or for any future year.
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
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2010 and 2009 ended on July 31, 2010 and August 1, 2009, respectively.
Reclassifications
The Company made reclassifications in the 2009 statements of income for the three and six month periods of $203 and $402, respectively, to decrease cost of sales and increase selling, general and administrative expenses to conform to the presentation for the three and six months ended July 31, 2010.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Six months ended
	July 31, 2010	August 1, 2009

Volatility rate	58.8%	62.5%
Average risk-free interest rate	2.2%	2.0%
Average expected life (in years)	4.8	4.6
Dividend yield	None	None
The Company granted 745 and 403 stock options during the six months ended July 31, 2010 and August 1, 2009, respectively. The weighted-average grant date fair value of these options was $11.38 and $4.74, respectively. The Company also granted 119 shares of restricted stock with a fair value of $23.32 per share during the six months ended July 31, 2010.
The Company recorded stock compensation expense of $2,487 and $1,353 for the three months ended July 31, 2010 and August 1, 2009, respectively. The Company recorded stock compensation expense of $4,222 and $2,648 for the six months ended July 31, 2010 and August 1, 2009, respectively. At July 31, 2010, there was approximately $19,018 of unrecognized compensation expense related to unvested options and restricted stock.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net income	$13,062	$5,750	$26,723	10,670
Unrealized gain on interest rate swap hedge, net of income tax	—	157	—	264

Comprehensive income	$13,062	$5,907	$26,723	$10,934

3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and six months ended July 31, 2010 and August 1, 2009. Total rent expense under operating leases was $20,135 and $17,823 for the three months ended July 31, 2010 and August 1, 2009, respectively. Total rent expense under operating leases was $39,594 and $35,759 for the six months ended July 31, 2010 and August 1, 2009, respectively.
General litigation — As previously disclosed, in July 2009 a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, the Company filed its answer to the lawsuit, and on August 31, 2009 the Company moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although the Company continues to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind it, the Company agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. The settlement amount is not material.
In May, 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, the Company filed its answer to the lawsuit. Although the Company believes that it has meritorious defenses to the claims made in the putative class action and the Company intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
Prior to August 31, 2010, the Company’s credit facility was with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provided maximum credit of $200,000. The facility provided maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory. The advance rates on owned inventory were 80% (85% from September 1 to January 31). The credit facility agreement contained a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $80,000. On July 31, 2010, the Company’s tangible net worth was approximately $328,000. Substantially all of the Company’s assets were pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bore interest at the prime rate or the Eurodollar rate plus 1.00% up to $100,000 and 1.25% thereafter.
The Company had no outstanding borrowings under the facility as of July 31, 2010 and January 30, 2010. The Company had approximately $196,381 and $196,933 of availability as of July 31, 2010 and January 30, 2010, respectively.
On August 31, 2010, the Company terminated its credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200,000 through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory, and contains a $10,000 subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $200,000. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00%.
As of August 31, 2010, the Company had no borrowings outstanding under the new credit facility.
5. Financial instruments
The Company had an interest rates swap agreement which expired in January 2010 and held no derivative instruments as of July 31, 2010 and January 30, 2010. The Company’s derivative financial instrument was designated and qualified as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, was recognized in interest expense during the period of change. Hedge ineffectiveness was not material in the three and six months ended August 1, 2009.
The following table presents the impact of derivatives in cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain (Loss)		Amount of Gain		Amount of Gain
	Recognized in AOCL on		Reclassfied		Recognized in Income on
	Derivative (Effective		from AOCL into Income		Derivative (Ineffective
	Portion)		(Effective Portion)		Portion)
	Three months ended		Three months ended		Three months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest rate swap, net of tax	$—	$157	$—	$—	$—	$—

	Amount of Gain (Loss)		Amount of Gain		Amount of Gain
	Recognized in AOCL on		Reclassfied		Recognized in Income on
	Derivative (Effective		from AOCL into Income		Derivative (Ineffective
	Portion)		(Effective Portion)		Portion)
	Six months ended		Six months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest rate swap, net of tax	$—	$264	$—	$—	$—	$—
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
7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net income	$13,062	$5,750	$26,723	$10,670

Denominator for basic net income per share — weighted-average common shares	58,727	57,819	58,517	57,781
Dilutive effect of stock options and non-vested stock	1,945	1,226	1,988	1,133

Denominator for diluted net income per share	60,672	59,045	60,505	58,914

Net income per common share:
Basic	$0.22	$0.10	$0.46	$0.18
Diluted	$0.22	$0.10	$0.44	$0.18

The denominators for diluted net income per common share for the three months ended July 31, 2010 and August 1, 2009 exclude 1,061 and 3,407 employee stock options, respectively, due to their anti-dilutive effects.
The denominators for diluted net income per common share for the six months ended July 31, 2010 and August 1, 2009 exclude 1,061 and 3,790 employee stock options, respectively, due to their anti-dilutive effects.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of July 31, 2010, we operated 356 stores across 38 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
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
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our comparable store sales increases over the next five years to reflect the sustained high single digit to low double digit increases we experienced in 2005 through early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. Our comparables store sales trend improved during the second half of fiscal 2009 and into the first half of fiscal 2010. We believe the continuing economic uncertainty and related impact on consumer sentiment may affect the level of comparable store sales we can achieve.
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
Current business trends
We recorded a 10.8% increase in our comparable store sales during the first half of fiscal 2010 which extended the sequential comparable store sales improvement which began in the second half of fiscal 2009. We believe the improvement in our comparable store sales trends is due to a combination of factors including our ability to better plan our marketing and merchandise programs for the current economic environment and the relatively lower comparable in the first half of 2009. We also believe that overall consumer sentiment and shopping patterns began to improve in the second half of 2009 which may have contributed to our improving trends. In light of the current economic uncertainty in both the U.S. and world financial markets, consumer sentiment could turn negative which could result in a deceleration of the favorable comparable store sales trends we have experienced in recent quarters.
Change in Management
On April 26, 2010, we announced that Mr. Carl (“Chuck”) Rubin would be appointed President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. The Company completed the previously announced transition period and on August 31, 2010, Ms. Kirby informed the Board of Directors that she intends to resign as Chief Executive Officer effective after the close of business on September 2, 2010. On August 31, 2010 Mr. Rubin was appointed Chief Executive Officer and President of Ulta effective upon Ms. Kirby’s resignation. Lyn Kirby is expected to continue providing guidance and counsel to the Company as a member of the Company’s Board of Directors through March 17, 2011.
On May 10, 2010, Mr. Rubin received a restricted share grant of 119 shares valued at $2,775 which will vest in full on December 29, 2011. Mr. Rubin also received a grant of 319 stock options valued at $3,694 which will vest and become exercisable in four equal installments commencing on February 1, 2011 and each subsequent anniversary, such that all such options will be fully vested on February 1, 2014. Mr. Rubin also received a one-time cash payment of $2,800 in August 2010 as part of his employment agreement.
Basis of presentation
Net sales include store and e-commerce merchandise sales as well as salon service revenue. Salon service revenue represented less than 10% of our combined product sales and services revenues for the three and six months ended July 31, 2010 and August 1, 2009 and therefore, these revenues are combined with product sales. We recognize merchandise revenue at the point of sale (POS) in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
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

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2010 and 2009 ended on July 31, 2010 and August 1, 2009, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
(Dollars in thousands)	2010	2009	2010	2009

Net sales	$321,804	$273,539	$642,000	$542,364
Cost of sales	217,846	194,825	433,507	384,108

Gross profit	103,958	78,714	208,493	158,256

Selling, general and administrative expenses	79,909	66,468	160,638	135,861
Pre-opening expenses	1,793	2,010	2,267	3,205

Operating income	22,256	10,236	45,588	19,190
Interest expense	214	645	332	1,316

Income before income taxes	22,042	9,591	45,256	17,874
Income tax expense	8,980	3,841	18,533	7,204

Net income	$13,062	$5,750	$26,723	$10,670

Other operating data:
Number stores end of period	356	333	356	333
Comparable store sales increase (decrease)	10.8%	(1.7)%	10.8%	(2.0)%

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
(Percentage of net sales)	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	71.2%	67.5%	70.8%

Gross profit	32.3%	28.8%	32.5%	29.2%

Selling, general and administrative expenses	24.8%	24.3%	25.0%	25.0%
Pre-opening expenses	0.6%	0.7%	0.4%	0.6%

Operating income	6.9%	3.7%	7.1%	3.5%
Interest expense	0.1%	0.2%	0.1%	0.2%

Income before income taxes	6.8%	3.5%	7.0%	3.3%
Income tax expense	2.8%	1.4%	2.9%	1.3%

Net income	4.1%	2.1%	4.2%	2.0%

Comparison of three months ended July 31, 2010 to three months ended August 1, 2009
Net sales
Net sales increased $48.3 million, or 17.6%, to $321.8 million for the three months ended July 31, 2010, compared to $273.5 million for the three months ended August 1, 2009. The increase is primarily due to comparable stores driving an increase of $28.6 million in net sales when compared to last year and an additional 23 new stores operating since August 1, 2009 which contributed $19.7 million to net sales.
Our comparable store sales increased 10.8%, which included an 8.0% increase in traffic and a 2.8% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies and lower relative comparable in the prior year quarter.
Gross profit
Gross profit increased $25.3 million, or 32.1%, to $104.0 million for the three months ended July 31, 2010, compared to $78.7 million for the three months ended August 1, 2009. Gross profit as a percentage of net sales increased 350 basis points to 32.3% for the three months ended July 31, 2010, compared to 28.8% for the three months ended August 1, 2009. The increases in gross profit margin were primarily driven by:
•	160 basis points of leverage in fixed store costs due to a combination of less drag on the relatively smaller new store program in the first half of fiscal 2010 and increased comparable store sales levels;

•	120 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	20 basis points of leverage in supply chain due to efficiencies and increased comparable store sales levels.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $13.4 million, or 20.2%, to $79.9 million for the three months ended July 31, 2010, compared to $66.5 million for the three months ended August 1, 2009. As a percentage of net sales, SG&A expenses increased 50 basis points to 24.8% for the three months ended July 31, 2010, compared to 24.3% for the three months ended August 1, 2009. The deleverage in SG&A expenses is primarily attributed to:
•	90 basis points of deleverage in corporate overhead attributed to incremental compensation expense related to the Company’s new President and COO, net of

•	40 basis points of leverage in marketing expense attributed to the benefit of our cost efficiencies and stronger comparable store sales levels.
Pre-opening expenses
Pre-opening expenses decreased $0.2 million, or 10.8%, to $1.8 million for the three months ended July 31, 2010, compared to $2.0 million for the three months ended August 1, 2009. During the three months ended July 31, 2010, we opened 10 new stores, relocated 1 store and remodeled 3 stores, compared to 13 new store openings during the three months ended August 1, 2009.
Interest expense
Interest expense was $0.2 million for the three months ended July 31, 2010, compared to $0.6 million for the three months ended August 1, 2009. We did not access our credit facility during the second quarter fiscal 2010. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $9.0 million for the three months ended July 31, 2010 represents an effective tax rate of 40.7%, compared to $3.8 million of tax expense representing an effective tax rate of 40.0% for the three months ended August 1, 2009. The increase in the effective tax rate is primarily due to an increase in the amount of non-deductible executive compensation expense in fiscal 2010.

Net income
Net income increased $7.3 million, or 127.2%, to $13.1 million for the three months ended July 31, 2010, compared to $5.8 million for the three months ended August 1, 2009. The increase is primarily related to the $25.3 million increase in gross profit, offset by a $13.4 million increase in SG&A expenses.
Comparison of six months ended July 31, 2010 to six months ended August 1, 2009
Net sales
Net sales increased $99.6 million, or 18.4%, to $642.0 million for the six months ended July 31, 2010, compared to $542.4 million for the six months ended August 1, 2009. The increase is primarily due to comparable stores driving an increase of $57.0 million in net sales when compared to last year and an additional 23 new stores operating since August 1, 2009 which contributed $42.6 million to net sales.
Our comparable store sales increased 10.8%, which included an 8.4% increase in traffic and a 2.4% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies and lower relative comparable store sales in the prior year.
Gross profit
Gross profit increased $50.2 million, or 31.7%, to $208.5 million for the six months ended July 31, 2010, compared to $158.3 million for the six months ended August 1, 2009. Gross profit as a percentage of net sales increased 330 basis points to 32.5% for the six months ended July 31, 2010, compared to 29.2% for the six months ended August 1, 2009. The increase in gross profit margin was primarily driven by:
•	160 basis points of leverage in fixed store costs due to a combination of less drag on the relatively smaller new store program in the first half of fiscal 2010 and increased comparable store sales levels;

•	100 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	20 basis points of leverage in supply chain due to efficiencies and increased comparable store sales.
Selling, general and administrative expenses
SG&A expenses increased $24.7 million, or 18.2%, to $160.6 million for the six months ended July 31, 2010, compared to $135.9 million for the six months ended August 1, 2009. As a percentage of net sales, SG&A expenses were unchanged at 25.0% for the six months ended July 31, 2010 and August 1, 2009. SG&A as a percentage of net sales is primarily driven by:
•	40 basis points of leverage in marketing expense attributed to the benefit of our fiscal 2009 cost efficiencies and stronger comparable store sales, net of

•	40 basis points of deleverage in corporate overhead attributed to incremental compensation expense related to the Company’s new President and COO.
Pre-opening expenses
Pre-opening expenses decreased $0.9 million, or 29.3%, to $2.3 million for the six months ended July 31, 2010, compared to $3.2 million for the six months ended August 1, 2009. During the six months ended July 31, 2010, we opened 12 new stores, relocated 2 stores and 3 remodeled stores, compared to 22 new store openings during the six months ended August 1, 2009.
Interest expense
Interest expense was $0.3 million for the six months ended July 31, 2010, compared to $1.3 million for the six months ended August 1, 2009. We did not access our credit facility during the first half of fiscal 2010. Interest expense for the period represents various fees related to the credit facility.

Income tax expense
Income tax expense of $18.5 million for the six months ended July 31, 2010 represents an effective tax rate of 41.0%, compared to $7.2 million of tax expense representing an effective tax rate of 40.3% for the six months ended August 1, 2009. The increase in the effective tax rate is primarily due to an increase in the amount of non-deductible executive compensation expense in fiscal 2010.
Net income
Net income increased $16.0 million, or 150.4%, to $26.7 million for the six months ended July 31, 2010, compared to $10.7 million for the six months ended August 1, 2009. The increase is primarily related to the $50.2 million increase in gross profit, offset by a $24.7 million increase in SG&A expenses.
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
The following table presents a summary of our cash flows for the six months ended July 31, 2010 and August 1, 2009:

	Six months ended
	July 31,	August 1,
(In thousands)	2010	2009

Net cash provided by operating activities	$40,125	$69,871
Net cash used in investing activities	(32,584)	(29,756)
Net cash provided by (used in) financing activities	4,358	(40,090)

Net increase in cash and cash equivalents	$11,899	$25

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $224.3 million at July 31, 2010, compared to $209.2 million at August 1, 2009, representing an increase of $15.1 million. The increase is primarily due to the addition of 23 net new stores opened since August 1, 2009.
Deferred rent liabilities were $120.3 million at July 31, 2010, an increase of $12.1 million compared to August 1, 2009. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 23 net new stores opened since August 1, 2009.
The $29.8 million decrease in cash provided by operating activities is primarily driven by the change in income taxes. We received an $8.0 million income tax refund in the second quarter fiscal 2009 related to certain tax planning changes adopted in fiscal 2008.

Additionally, in fiscal 2010, we have paid in larger amounts of estimated income taxes due to increases in operating results compared to the prior year.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $32.6 million during the six months ended July 31, 2010, compared to $29.8 million during the six months ended August 1, 2009. Capital expenditures for the six months ended July 31, 2010 included 12 new stores, 2 relocated stores and 3 remodeled stores, while capital expenditures for the six months ended August 1, 2009 included 22 new stores. The increase in capital expenditures year over year is primarily due to construction in-progress related to third quarter fiscal 2010 when we expect to open 28 stores.
Financing activities
Financing activities consist principally of capital stock transactions. The net increase in net cash provided by financing activities of $44.5 million for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 is primarily the result of increased payments on long-term borrowings during the six months ended August 1, 2009 and proceeds from the issuance of common stock under stock plans six months ended July 31, 2010.
We had no borrowings outstanding under our credit facility as of July 31, 2010 and January 30, 2010. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we will require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.
Credit facility
Prior to August 31, 2010, our credit facility was with Bank of America National Association as the administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. This facility provided maximum credit of $200 million. The facility provided maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory. The advance rates on owned inventory were 80% (85% from September 1 to January 31). The credit facility agreement contained a restrictive financial covenant requiring us to maintain tangible net worth of not less than $80 million. On July 31, 2010, our tangible net worth was approximately $328 million. Substantially all of our assets were pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings bore interest at the prime rate or the Eurodollar rate plus 1.00% up to $100 million and 1.25% thereafter.
We had no outstanding borrowings under the facility as of July 31, 2010 and January 30, 2010. We had approximately $196.4 million and $196.9 million of availability as of July 31, 2010 and January 30, 2010, respectively.
On August 31, 2010, we terminated our credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200 million through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory, and contains a $10 million subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $200 million. Substantially all of our assets are pledged as collateral for outstanding borrowings under the new facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00%.
As of August 31, 2010, we had no borrowings outstanding under the new credit facility.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of July 31, 2010.

Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the six months ended July 31, 2010.
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
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the first half of fiscal 2010. The interest expense recognized in our statement of income for the first half of fiscal 2010 represents fees associated with the credit facility.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of July 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
General litigation – As previously disclosed, in July 2009 a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, we filed our answer to the lawsuit, and on August 31, 2009 we moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind us, we agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. The settlement amount is not material.
In May, 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, we filed our answer to the lawsuit. Although we believe that we have meritorious defenses to the claims made in the putative class action and we intend to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 1A.	Risk Factors
In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010, which could materially affect our business, financial condition, financial results or future performance. Other than the additional risk factor set fourth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.
We are currently undergoing a leadership change. The execution of our business plan and development strategy may be adversely impacted if we are not able to successfully manage this change.
As previously announced, Carl Rubin joined the Company as President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. Ms. Kirby has announced her intended resignation as Chief Executive Officer effective September 2, 2010 and effective upon her resignation, Mr. Rubin will assume the role of Chief Executive Officer. Any significant leadership or executive management change involves inherent risks. We may be unable to manage this change smoothly, which could adversely impact our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	[Reserved]
None

Item 5.	Other Information
On August 31, 2010, Ms. Lyn Kirby informed the Board of Directors that she intends to resign as Chief Executive Officer effective after the close of business on September 2, 2010. Ms. Kirby is expected to continue providing guidance and counsel to the Company as a member of the Company’s Board of Directors through March 17, 2011.
On August 31, 2010, Mr. Carl Rubin was appointed Chief Executive Officer and President of Ulta effective upon Ms. Kirby’s resignation on September 2, 2010. Mr. Rubin, age 50, has been serving as the Chief Operating Officer and President of Ulta since May 10, 2010. Before joining Ulta, Mr. Rubin, was President, North American Retail at Office Depot since January 2006. Prior to that he served as Executive Vice President, Marketing and Merchandising for Office Depot from March 2004 to January 2006. Mr. Rubin also serves as a director of Ulta. Mr. Rubin does not have any family relationships with any of Ulta’s directors or executive officers and is not a party to any transactions listed in Item 404(a) of Regulation S-K.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Succession agreement, dated as of April 23, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		8-K	10.1	001-33764	4/27/2010

10.2	Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2	001-33764	4/27/2010

10.2(a)	First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.		10-Q	10.2 (a)	001-33764	6/3/2010

10.3	Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3	001-33764	4/27/2010

10.4	Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4	001-33764	4/27/2010

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 2, 2010 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Lynelle P. Kirby
Lynelle P. Kirby
Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer