Form 10-Q
period 2010-10-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2010-12-02
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 24, 2010 was 59,456,027 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	October 30,	January 30,	October 31,
(In thousands)	2010	2010	2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,351	$4,017	$3,795
Receivables, net	20,386	13,477	13,340
Merchandise inventories, net	301,559	206,948	273,978
Prepaid expenses and other current assets	33,366	30,272	28,386
Prepaid income taxes	6,310	—	—
Deferred income taxes	8,060	8,060	7,984

Total current assets	378,032	262,774	327,483

Property and equipment, net	331,390	290,861	293,746

Total assets	$709,422	$553,635	$621,229

Liabilities and stockholders’ equity
Current liabilities:
Current portion — notes payable	$—	$—	$14,635
Accounts payable	120,245	56,387	117,520
Accrued liabilities	83,808	59,189	57,811
Accrued income taxes	—	10,781	5,682

Total current liabilities	204,053	126,357	195,648

Notes payable — less current portion	—	—	24,527
Deferred rent	134,878	113,718	113,184
Deferred income taxes	20,952	20,952	17,616

Total liabilities	359,883	261,027	350,975
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	October 30,	January 30,	October 31,
(In thousands, except per share data)	2010	2010	2009
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 59,842, 58,674 and 58,609 shares issued; 59,337, 58,169 and 58,104 shares outstanding; at October 30, 2010 (unaudited), January 30, 2010 and October 31, 2009 (unaudited), respectively	$598	$586	$586
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	316,694	300,701	298,762
Retained earnings (accumulated deficit)	36,426	(4,500)	(24,726)
Accumulated other comprehensive loss	—	—	(189)

Total stockholders’ equity	349,539	292,608	270,254

Total liabilities and stockholders’ equity	$709,422	$553,635	$621,229

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share data)	2010	2009	2010	2009

Net sales	$339,179	$284,043	$981,179	$826,407
Cost of sales	220,273	192,372	653,780	576,480

Gross profit	118,906	91,671	327,399	249,927

Selling, general and administrative expenses	90,309	74,797	250,947	210,658
Pre-opening expenses	4,305	2,183	6,572	5,388

Operating income	24,292	14,691	69,880	33,881
Interest expense	244	441	576	1,757

Income before income taxes	24,048	14,250	69,304	32,124
Income tax expense	9,845	5,790	28,378	12,994

Net income	$14,203	$8,460	$40,926	$19,130

Net income per common share:
Basic	$0.24	$0.15	$0.70	$0.33
Diluted	$0.23	$0.14	$0.67	$0.32

Weighted average common shares outstanding:
Basic	59,063	57,979	58,699	57,847
Diluted	61,057	59,376	60,723	59,081
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended
	October 30,	October 31,
(In thousands)	2010	2009

Operating activities
Net income	$40,926	$19,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,698	46,766
Non-cash stock compensation charges	7,399	4,214
Excess tax benefits from stock-based compensation	(2,309)	(602)
(Gain) loss on disposal of property and equipment	(399)	199
Change in operating assets and liabilities:
Receivables	(6,909)	4,928
Merchandise inventories	(94,611)	(60,376)
Prepaid expenses and other current assets	(3,094)	(4,092)
Income taxes	(14,782)	14,310
Accounts payable	63,858	69,709
Accrued liabilities	11,556	8,850
Deferred rent	21,160	11,896

Net cash provided by operating activities	70,493	114,932

Investing activities
Purchases of property and equipment	(74,765)	(49,390)

Net cash used in investing activities	(74,765)	(49,390)

Financing activities
Proceeds on long-term borrowings	—	863,237
Payments on long-term borrowings	—	(930,122)
Proceeds from issuance of common stock under stock plans	6,297	898
Excess tax benefits from stock-based compensation	2,309	602

Net cash provided by (used in) financing activities	8,606	(65,385)

Net increase in cash and cash equivalents	4,334	157
Cash and cash equivalents at beginning of period	4,017	3,638

Cash and cash equivalents at end of period	$8,351	$3,795

Supplemental cash flow information
Cash paid for interest	$294	$1,946

Cash paid (received) for income taxes	$43,160	$(1,918)

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$13,063	$(903)

Unrealized gain on interest rate swap hedge, net of tax	$—	$442

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —			Retained
	Common Stock		Common Stock		Additional	Earnings	Total
	Issued		Treasury		Paid-In	(Accumulated	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$292,608
Common stock options exercised	1,168	12	—	—	6,285	—	6,297
Net income for the nine months ended October 30, 2010	—	—	—	—	—	40,926	40,926
Excess tax benefits from stock-based compensation	—	—	—	—	2,309	—	2,309
Stock compensation charge	—	—	—	—	7,399	—	7,399

Balance — October 30, 2010	59,842	$598	(505)	$(4,179)	$316,694	$36,426	$349,539

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 30, 2010, the Company operated 384 stores in 39 states, as shown in the table below:

State	Number of stores

Alabama	7
Arizona	23
Arkansas	3
California	33
Colorado	11
Connecticut	3
Delaware	1
Florida	26
Georgia	18
Illinois	34
Indiana	8
Iowa	3
Kansas	1
Kentucky	3
Louisiana	3
Maine	2
Maryland	6
Massachusetts	4
Michigan	11
Minnesota	9
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	11
New York	12
North Carolina	13
Ohio	11
Oklahoma	7
Oregon	3
Pennsylvania	17
Rhode Island	1
South Carolina	6
Tennessee	5
Texas	52
Utah	2
Virginia	11
Washington	6
Wisconsin	4
Total	384
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and nine months ended October 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011, or for any other future interim period or for any future year.
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
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2010 and 2009 ended on October 30, 2010 and October 31, 2009, respectively.
Reclassifications
The Company made reclassifications in the 2009 statements of income for the three and nine month periods of $1,126 and $1,528, respectively, to decrease cost of sales and increase selling, general and administrative expenses to conform to the presentation for the three and nine months ended October 30, 2010.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Nine months ended
	October 30, 2010	October 31, 2009

Volatility rate	57.1%	60.6%
Average risk-free interest rate	2.2%	2.5%
Average expected life (in years)	5.5	5.3
Dividend yield	None	None
The Company granted 1,377 and 977 stock options during the nine months ended October 30, 2010 and October 31, 2009, respectively. The weighted-average grant date fair value of these options was $12.84 and $6.64, respectively. The Company also granted 119 shares of restricted stock with a fair value of $23.32 per share during the nine months ended October 30, 2010.
The Company recorded stock compensation expense of $3,177 and $1,566 for the three months ended October 30, 2010 and October 31, 2009, respectively. The Company recorded stock compensation expense of $7,399 and $4,214 for the nine months ended October 30, 2010 and October 31, 2009, respectively. At October 30, 2010, there was approximately $24,411 of unrecognized compensation expense related to unvested options and restricted stock.
Comprehensive income
Comprehensive income is comprised of net income and gains and losses from derivative instruments designated as cash flow hedges, net of income tax. Total comprehensive income is as follows:

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net income	$14,203	$8,460	$40,926	19,130
Unrealized gain on interest rate swap hedge, net of income tax	—	178	—	442

Comprehensive income	$14,203	$8,638	$40,926	$19,572

3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and nine months ended October 30, 2010 and October 31, 2009. Total rent expense under operating leases was $21,645 and $18,663 for the three months ended October 30, 2010 and October 31, 2009, respectively. Total rent expense under operating leases was $61,239 and $54,422 for the nine months ended October 30, 2010 and October 31, 2009, respectively.
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
As disclosed last quarter, in May, 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, the Company filed its answer to the lawsuit. Although the Company believes that it has meritorious defenses to the claims made in the putative class action and the Company intends to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on its financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
Prior to August 31, 2010, the Company’s credit facility was with Bank of America National Association as administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. The Company had no outstanding borrowings under the facility as of August 31, 2010.
On August 31, 2010, the Company terminated its credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200,000 through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory, and contains a $10,000 subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $200,000. The Company’s tangible net worth was $349,539 at October 30, 2010. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.
As of October 30, 2010, the Company had no borrowings outstanding under the new credit facility.
5. Financial instruments
The Company had an interest rates swap agreement which expired in January 2010 and held no derivative instruments as of October 30, 2010 and January 30, 2010. The Company’s derivative financial instrument was designated and qualified as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, was recognized in interest expense during the period of change. Hedge ineffectiveness was not material in the three and nine months ended October 31, 2009.
The following table presents the impact of derivatives in cash flow hedging relationships and their location within the unaudited statements of income and accumulated other comprehensive loss (AOCL):

	Amount of Gain (Loss)		Amount of Gain		Amount of Gain
	Recognized in AOCL on		Reclassfied		Recognized in Income on
	Derivative (Effective		from AOCL into Income		Derivative (Ineffective
	Portion)		(Effective Portion)		Portion)
	Three months ended		Three months ended		Three months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest rate swap, net of tax	$—	$178	$—	$—	$—	$—

	Amount of Gain (Loss)		Amount of Gain		Amount of Gain
	Recognized in AOCL on		Reclassfied		Recognized in Income on
	Derivative (Effective		from AOCL into Income		Derivative (Ineffective
	Portion)		(Effective Portion)		Portion)
	Nine months ended		Nine months ended		Nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest rate swap, net of tax	$—	$442	$—	$—	$—	$—
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
7. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net income	$14,203	$8,460	$40,926	$19,130

Denominator for basic net income per share — weighted-average common shares	59,063	57,979	58,699	57,847
Dilutive effect of stock options and non-vested stock	1,994	1,397	2,024	1,234

Denominator for diluted net income per share	61,057	59,376	60,723	59,081

Net income per common share:
Basic	$0.24	$0.15	$0.70	$0.33
Diluted	$0.23	$0.14	$0.67	$0.32
The denominators for diluted net income per common share for the three months ended October 30, 2010 and October 31, 2009 exclude 1,339 and 3,121 employee stock options, respectively, due to their anti-dilutive effects.
The denominators for diluted net income per common share for the nine months ended October 30, 2010 and October 31, 2009 exclude 1,655 and 3,949 employee stock options, respectively, due to their anti-dilutive effects.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; the possibility that our business plan and development strategy may be impacted by our recent leadership change; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 30, 2010. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of October 30, 2010, we operated 384 stores across 39 states. In addition to these fundamental elements of a beauty superstore, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.
The continued growth of our business and any future increases in net sales, net income and cash flows are dependent on our ability to execute our growth strategy, including growing our store base, expanding our product and service offerings, driving incremental salon traffic, expanding our online business and continuing to enhance our brand awareness. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.
Comparable store sales is a key metric that is monitored closely within the retail industry. We do not expect our comparable store sales increases over the next five years to reflect the sustained high single digit to low double digit increases we experienced in 2005 through early 2007. We believe the sequential decline in our quarterly comparable store sales during 2008 and the comparable store sales declines in first and second quarter 2009 were due primarily to the difficult economic environment. Our comparables store sales trend improved during the second half of fiscal 2009 and into the first nine months of fiscal 2010. We believe the continuing economic uncertainty and related impact on consumer sentiment may affect the level of comparable store sales we can achieve.
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
Global economic conditions
The global economic crisis and the continued volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence and economic growth. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and related impacts on business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs in the future.
Current business trends
We recorded an 11.3% increase in our comparable store sales during the first nine months of fiscal 2010 which extended the sequential comparable store sales improvement which began in the second half of fiscal 2009. We believe the improvement in our comparable store sales trends is due to a combination of factors including our marketing and merchandise programs and the relatively lower comparable in the first half of 2009. We also believe that overall consumer sentiment and shopping patterns began to improve in the second half of 2009 which may have contributed to our improving trends. While recent economic statistics indicate that the U.S. economy has stabilized, there continue to be significant macroeconomic risks including high unemployment rates in the U.S. and uncertainty in world financial markets which could negatively affect consumer sentiment and shopping patterns. We will continue to monitor these risks and continually evaluate our operating strategies, and believe we will be able to continue to adjust to changes in economic conditions.
Change in Management
On April 26, 2010, we announced that Mr. Carl (“Chuck”) Rubin would be appointed President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. The Company completed the previously announced transition period, and on August 31, 2010, Mr. Rubin was appointed Chief Executive Officer and President of Ulta, effective September 2, 2010.
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
Basis of presentation
Net sales include store and e-commerce merchandise sales as well as salon service revenue. Salon service revenue represented less than 10% of our combined product sales and services revenues for the three and nine months ended October 30, 2010 and October 31, 2009 and therefore, these revenues are combined with product sales. We recognize merchandise revenue at the point of sale (POS) in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
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

Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:
•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;
•	the introduction of new products or brands;
•	the location of new stores in existing store markets;
•	competition;
•	our ability to respond on a timely basis to changes in consumer preferences;
•	the effectiveness of our various marketing activities; and
•	the number of new stores opened and the impact on the average age of all of our comparable stores.
Cost of sales includes:
•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;
•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;
•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;
•	salon payroll and benefits;
•	customer loyalty program expense; and
•	shrink and inventory valuation reserves.
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

Pre-opening expenses include non-capital expenditures during the period prior to store opening for new and remodeled stores including rent during the construction period for new stores, store set-up labor, management and employee training and grand opening advertising.
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

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2010 and 2009 ended on October 30, 2010 and October 31, 2009, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
(Dollars in thousands)	2010	2009	2010	2009

Net sales	$339,179	$284,043	$981,179	$826,407
Cost of sales	220,273	192,372	653,780	576,480

Gross profit	118,906	91,671	327,399	249,927

Selling, general and administrative expenses	90,309	74,797	250,947	210,658
Pre-opening expenses	4,305	2,183	6,572	5,388

Operating income	24,292	14,691	69,880	33,881
Interest expense	244	441	576	1,757

Income before income taxes	24,048	14,250	69,304	32,124
Income tax expense	9,845	5,790	28,378	12,994

Net income	$14,203	$8,460	$40,926	$19,130

Other operating data:
Number stores end of period	384	345	384	345
Comparable store sales increase (decrease)	12.2%	1.5%	11.3%	(0.8)%

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
(Percentage of net sales)	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9%	67.7%	66.6%	69.8%

Gross profit	35.1%	32.3%	33.4%	30.2%

Selling, general and administrative expenses	26.6%	26.3%	25.6%	25.5%
Pre-opening expenses	1.3%	0.8%	0.7%	0.7%

Operating income	7.2%	5.2%	7.1%	4.1%
Interest expense	0.1%	0.2%	0.1%	0.2%

Income before income taxes	7.1%	5.0%	7.1%	3.9%
Income tax expense	2.9%	2.0%	2.9%	1.6%

Net income	4.2%	3.0%	4.2%	2.3%

Comparison of three months ended October 30, 2010 to three months ended October 31, 2009
Net sales
Net sales increased $55.2 million, or 19.4%, to $339.2 million for the three months ended October 30, 2010, compared to $284.0 million for the three months ended October 31, 2009. The increase is primarily due to comparable stores driving an increase of $33.2 million in net sales when compared to last year and an additional 39 net new stores operating since October 31, 2009 which contributed $22.0 million to net sales.
Our comparable store sales increased 12.2%, which included an 11.5% increase in traffic and a 0.7% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies and lower relative comparable in the prior year quarter.
Gross profit
Gross profit increased $27.2 million, or 29.7%, to $118.9 million for the three months ended October 30, 2010, compared to $91.7 million for the three months ended October 31, 2009. Gross profit as a percentage of net sales increased 280 basis points to 35.1% for the three months ended October 30, 2010, compared to 32.3% for the three months ended October 31, 2009. The increases in gross profit margin were primarily driven by:
•	130 basis points of leverage in fixed store costs due to a combination of less drag on the relatively smaller new store program in the first half of fiscal 2010 and increased comparable store sales levels;
•	90 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and
•	20 basis points of leverage in supply chain due to efficiencies and increased comparable store sales levels.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $15.5 million, or 20.7%, to $90.3 million for the three months ended October 30, 2010, compared to $74.8 million for the three months ended October 31, 2009. As a percentage of net sales, SG&A expenses increased 30 basis points to 26.6% for the three months ended October 30, 2010, compared to 26.3% for the three months ended October 31, 2009. The deleverage in SG&A expenses is primarily attributed to the net effects of:
•	50 basis points of leverage in marketing expense attributed to the benefit of our cost efficiencies and stronger comparable store sales levels;
•	40 basis points of deleverage of store expenses due to a combination of factors including deleverage resulting from the large number of new stores opened during the quarter and higher credit card fees on increased penetration of credit card sales and higher interchange rates compared to the prior year quarter, and
•	40 basis points of deleverage in corporate overhead attributed to incremental compensation expense related to the Company’s new President and CEO.
Pre-opening expenses
Pre-opening expenses increased $2.1 million, or 97.2%, to $4.3 million for the three months ended October 30, 2010, compared to $2.2 million for the three months ended October 31, 2009. During the three months ended October 30, 2010, we opened 30 new stores, relocated 2 stores and remodeled 10 stores, compared to 12 new store openings and 4 remodeled stores during the three months ended October 31, 2009.
Interest expense
Interest expense was $0.2 million for the three months ended October 30, 2010, compared to $0.4 million for the three months ended October 31, 2009. We did not access our credit facility during the third quarter fiscal 2010. Interest expense for the period represents various fees related to the credit facility.

Income tax expense
Income tax expense of $9.8 million for the three months ended October 30, 2010 represents an effective tax rate of 40.9%, compared to $5.8 million of tax expense representing an effective tax rate of 40.6% for the three months ended October 31, 2009. The increase in the effective tax rate is primarily due to an increase in the amount of non-deductible executive compensation expense in fiscal 2010.
Net income
Net income increased $5.7 million, or 67.9%, to $14.2 million for the three months ended October 30, 2010, compared to $8.5 million for the three months ended October 31, 2009. The increase is primarily related to the $27.2 million increase in gross profit, offset by a $15.5 million increase in SG&A expenses and a $4.0 million increase in income tax expense.
Comparison of nine months ended October 30, 2010 to nine months ended October 31, 2009
Net sales
Net sales increased $154.8 million, or 18.7%, to $981.2 million for the nine months ended October 30, 2010, compared to $826.4 million for the nine months ended October 31, 2009. The increase is primarily due to comparable stores driving an increase of $90.2 million in net sales when compared to last year and an additional 39 net new stores operating since October 31, 2009 which contributed $64.6 million to net sales.
Our comparable store sales increased 11.3%, which included a 9.3% increase in traffic and a 2.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies and lower relative comparable store sales in the prior year.
Gross profit
Gross profit increased $77.5 million, or 31.0%, to $327.4 million for the nine months ended October 30, 2010, compared to $249.9 million for the nine months ended October 31, 2009. Gross profit as a percentage of net sales increased 320 basis points to 33.4% for the nine months ended October 30, 2010, compared to 30.2% for the nine months ended October 31, 2009. The increase in gross profit margin was primarily driven by:
•	150 basis points of leverage in fixed store costs due to a combination of less drag on the relatively smaller new store program in the first half of fiscal 2010 and increased comparable store sales levels;
•	60 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and
•	20 basis points of leverage in supply chain due to efficiencies and increased comparable store sales.
Selling, general and administrative expenses
SG&A expenses increased $40.2 million, or 19.1%, to $250.9 million for the nine months ended October 30, 2010, compared to $210.7 million for the nine months ended October 31, 2009. As a percentage of net sales, SG&A expenses increased 10 basis points to 25.6% for the nine months ended October 30, 2010, compared to 25.5% for the nine months ended October 31, 2009. The deleverage in SG&A expenses is primarily attributed to the net effects of:
•	40 basis points of leverage in marketing expense attributed to the benefit of our fiscal 2009 cost efficiencies and stronger comparable store sales; and
•	60 basis points of deleverage in corporate overhead attributed to incremental compensation expense related to the Company’s new President and CEO.
Pre-opening expenses
Pre-opening expenses increased $1.2 million, or 22.0%, to $6.6 million for the nine months ended October 30, 2010, compared to $5.4 million for the nine months ended October 31, 2009. During the nine months ended October 30, 2010, we opened 42 new stores, relocated 4 stores and remodeled 13 stores, compared to 34 new store openings and 4 remodeled stores during the nine months ended October 31, 2009.

Interest expense
Interest expense was $0.6 million for the nine months ended October 30, 2010, compared to $1.8 million for the nine months ended October 31, 2009. We have not accessed our credit facility during the nine month period ended October 30, 2010. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $28.4 million for the nine months ended October 30, 2010 represents an effective tax rate of 40.9%, compared to $13.0 million of tax expense representing an effective tax rate of 40.4% for the nine months ended October 31, 2009. The increase in the effective tax rate is primarily due to an increase in the amount of non-deductible executive compensation expense in fiscal 2010.
Net income
Net income increased $21.8 million, or 113.9%, to $40.9 million for the nine months ended October 30, 2010, compared to $19.1 million for the nine months ended October 31, 2009. The increase is primarily related to the $77.5 million increase in gross profit, offset by a $40.2 million increase in SG&A expenses and a $15.4 million increase in income tax expense.
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
The following table presents a summary of our cash flows for the nine months ended October 30, 2010 and October 31, 2009:

	Nine months ended
	October 30,	October 31,
(In thousands)	2010	2009

Net cash provided by operating activities	$70,493	$114,932
Net cash used in investing activities	(74,765)	(49,390)
Net cash provided by (used in) financing activities	8,606	(65,385)

Net increase in cash and cash equivalents	$4,334	$157

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, excess tax benefits from stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $301.6 million at October 30, 2010, compared to $274.0 million at October 31, 2009, representing an increase of $27.6 million. The increase is primarily due to the addition of 39 net new stores opened since October 31, 2009.

Deferred rent liabilities were $134.9 million at October 30, 2010, an increase of $21.7 million compared to October 31, 2009. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 39 net new stores opened since October 31, 2009.
The $44.4 million decrease in cash provided by operating activities is primarily driven by the change in merchandise inventories and income taxes. We received an $8.0 million income tax refund in the second quarter fiscal 2009 related to certain tax planning changes adopted in fiscal 2008. Additionally, in fiscal 2010, we have paid in larger amounts of estimated income taxes due to increases in operating results compared to the prior year.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $74.8 million during the nine months ended October 30, 2010, compared to $49.4 million during the nine months ended October 31, 2009. Capital expenditures for the nine months ended October 30, 2010 included 42 new stores, 4 relocated stores and 13 remodeled stores, while capital expenditures for the nine months ended October 31, 2009 included 34 new stores.
Financing activities
Financing activities in fiscal 2010 consist principally of capital stock transactions. We had no borrowings outstanding under our new credit facility as of October 30, 2010 and no borrowings outstanding under our previous credit facility as of January 30, 2010. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we will require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.
Credit facility
Prior to August 31, 2010, the Company’s credit facility was with Bank of America National Association as administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. We had no outstanding borrowings under the facility as of August 31, 2010.
On August 31, 2010, we terminated our credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200 million through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory, and contains a $10 million subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $200 million. Our tangible net worth was $349,539 at October 30, 2010. Substantially all of our assets are pledged as collateral for outstanding borrowings under the new facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.
As of October 30, 2010, we had no borrowings outstanding under the new credit facility.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of October 30, 2010.

Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the nine months ended October 30, 2010.
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
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the nine month period ended October 30, 2010. The interest expense recognized in our statement of income represents fees associated with the credit facility.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of October 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
As disclosed last quarter, in May, 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) nonexempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, we filed our answer to the lawsuit. Although we believe that we have meritorious defenses to the claims made in the putative class action and we intend to contest the lawsuit vigorously, an adverse resolution could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
Item 1A.   Risk Factors
In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010, which could materially affect our business, financial condition, financial results or future performance. Other than the additional risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.
We recently underwent a leadership change. The execution of our business plan and development strategy may be adversely impacted if we are not able to successfully manage this change.
As previously announced, Carl Rubin joined the Company as President and Chief Operating Officer and as a member of our Board of Directors effective May 10, 2010. Effective September 2, 2010, Mr. Rubin assumed the role of Chief Executive Officer. Any significant leadership or executive management change involves inherent risks. We may be unable to manage this change smoothly, which could adversely impact our business, financial condition and results of operations.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.   Defaults Upon Senior Securities
None
Item 4.   [Removed and Reserved]
None
Item 5.   Other Information
None
Item 6.   Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Succession agreement, dated as of April 23, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		8-K	10.1	001-33764	4/27/2010

10.2	Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2	001-33764	4/27/2010

10.2(a)	First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.		10-Q	10.2 (a)	001-33764	6/3/2010

10.3	Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3	001-33764	4/27/2010

10.4	Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4	001-33764	4/27/2010

10.9.B	Loan and Security Agreement, dated August 31, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., and PNC Bank, National Association.		8-K	10.9.B	001-33764	9/7/2010

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 2, 2010 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin Carl S. Rubin
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar Gregg R. Bodnar
Chief Financial Officer