Form 10-K
period 2011-01-29
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2011-03-30
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 31, 2010, as reported on the NASDAQ Global Select Market, was approximately $1,120,326,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 31, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2011 was 60,654,795 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 29, 2011. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

Our Value Proposition.  We believe our focus on delivering a compelling value proposition to our customers across all of our product categories is fundamental to our customer loyalty. For example, we run frequent promotions and gift coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program. We also maintain a strategic value relationship with others in the category through competitive pricing and promotion.

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

We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. After extensive research, we recognized an opportunity to better satisfy how a woman wanted to shop for beauty products. This led to what we believe to be a unique retail approach that focuses on all aspects of how women prefer to shop for beauty products by combining the fundamental elements of a beauty superstore, including one-stop shopping, a compelling value proposition and convenient locations, together with an uplifting specialty retail experience. While we are currently executing on the core elements of our business strategy, we plan to continually refine our approach in order to further enhance the shopping experience for our customers.

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

Retail format poised to benefit from shifting channel dynamics.  Over the past several years, the approximately $96 billion beauty products and salon services industry has experienced significant changes, including a shift in how manufacturers distribute and customers purchase beauty products. This has enabled the specialty retail channel in which we operate to grow at a greater rate than the industry overall since at least 2000. We are capitalizing on these trends by offering a primarily off-mall, service-oriented specialty retail concept with a comprehensive product mix across categories and price points.

Loyal and active customer base.  We have almost 8 million customer loyalty program members. We utilize this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We regularly distribute catalogs and newspaper inserts to entertain and educate our customers and, most importantly, to drive traffic to our stores.

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

Experienced management team.  We have an experienced senior management team with extensive retail experience that brings a creative merchandising approach and a disciplined operating philosophy to our business. Chuck Rubin was appointed President, Chief Operating Officer and a member of the Board of Directors effective May 10, 2010 and assumed the role of Chief Executive Officer on September 2, 2010. Mr. Rubin has over 30 years of experience in the retail industry including senior executive level operating, merchandising and marketing management roles as well as partner level consulting roles across retail formats and e-commerce businesses. Mr. Rubin along with Gregg Bodnar, our Chief Financial Officer, lead our senior management team. Over the past several years, we have significantly expanded the depth of our management team at all levels and in all functional areas to support our growth strategy.

Growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by pursuing the following primary growth strategies:

Growing our store base to over 1,000 stores in the United States.  We continue to believe that over the long-term, we have the potential to grow our store base to over 1,000 Ulta stores in the United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to continue opening stores both in markets in which we currently operate and new markets. As the economy recovers, we believe our successful track record of opening new stores in diverse markets across the United States will allow us to increase our new store growth rates back to historical levels consistent with our long-term target of 15% to 20%.

We opened 47 new stores during fiscal 2010, representing a 13% increase in square footage growth and a 27% increase in the number of new stores opened compared to 37 in fiscal 2009. We also remodeled 13 stores and relocated 5 stores in fiscal 2010. The 2009 new store program was reduced primarily due to the uncertainty in the economy and the decline in high-quality commercial real estate projects that we typically target for our new store locations. Our fiscal 2010 new store program represents primarily new stores opened in existing centers compared to prior years when the new store openings were more balanced between new and existing centers. This trend is expected to continue for several more years. The shift to more existing centers had no impact on new store performance.

	Fiscal Year
	2006	2007	2008	2009	2010

Total stores beginning of period	167	196	249	311	346
Stores opened	31	53	63	37	47
Stores closed	(2)	—	(1)	(2)	(4)

Total stores end of period	196	249	311	346	389
Stores remodeled	7	17	8	6	13
Total square footage	2,023,305	2,589,244	3,240,579	3,613,840	4,094,808
Average square footage per store	10,323	10,399	10,420	10,445	10,526

Increasing our sales and profitability by expanding our product, brand and service offerings.  Our strategy is to continue to expand our portfolio of products, brands and services both by capitalizing on the success of our existing vendor relationships and by identifying and developing new supply sources. Over the last several years we have added new products from existing vendors across product categories. We have also added a number of new brands in recent years, most notably in our prestige category which is currently the beauty industry’s highest growth category. Brand additions include Juicy Couture, Dolce and Gabanna, and Coach Poppy in fragrance, Dermalogica, Murad and Philosophy in skin care, Benefit, Cargo and Tarte in cosmetics and Pureology in hair care. We also offer haircare services in our full service salons as well as skin and brow services in each of our stores. We plan to continue expanding our portfolio of services in the future by establishing Ulta as a leading salon authority providing high quality and consistent services from our licensed stylists and introducing new beauty-related services.

Enhancing our successful loyalty program.  We have almost 8 million active customer loyalty members who are enrolled in our loyalty programs. Loyalty member transactions represent more than 50% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. We have been converting loyalty members from our National certificate program to the ULTAmate Rewards program which is a points-based program. Currently slightly more than 20% of our stores are on the points-based program. Both loyalty programs provide a robust database of information relative to customer information and shopping behavior which provides a significant long-term opportunity for CRM applications including enabling customer segmentation and one-on-one marketing communications tailored to our customers’ unique beauty needs.

Broaden our marketing channels.  We believe a key component of our success is the brand exposure we get from our marketing initiatives, which provide an effective means to introduce new products, brands and services to our existing and potential new customers. We have, historically, utilized primarily direct mail advertising, catalogues and newspaper inserts to communicate with our customers. Our national magazine print advertising campaign exposes potential new customers to our retail and e-commerce businesses. We plan to continue to leverage our print marketing while expanding our reach into other marketing channels including television, digital, social media and e-mail marketing. We also believe we have an opportunity to increase our in-store marketing efforts as an additional means of educating our customers and increasing the frequency of their visits to our stores.

Enhancing and expanding our e-commerce business.  Our website serves two roles: to generate direct channel sales and profits and as a vehicle to communicate with our customers in an interactive, enjoyable way to reinforce the Ulta brand and drive traffic to our stores. We continue to aggressively develop and add new website features and functionality, marketing programs, product assortment and new brands, and multi-channel integration points. We intend to establish ourselves over time as a leading online beauty resource for women by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, leading website features and functionality, and social media content. Through our continued enhancements and multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Improving our profitability by leveraging our fixed costs.  We plan to continue to improve our operating results by leveraging our existing infrastructure and continually optimizing our operations. We will continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale (POS) functions. We believe we will continue to improve our profitability by reducing our operating expenses as a percentage of net sales, in particular supply chain, general corporate overhead and fixed store expenses.

Our market

We operate within the large and steadily growing U.S. beauty products and salon services industry. This market represents approximately $96 billion in retail sales, according to Euromonitor International and IBIS World Inc. The approximately $52 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $44 billion salon services industry consists of hair, face and nail services.

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

Key trends

We believe an important shift is occurring in the distribution of beauty products. Department stores, which have traditionally been the primary distribution channel for prestige beauty products, have been meaningfully affected by changing consumer preferences and industry consolidation over the past decade. We believe women, particularly younger generations, tend to find department stores intimidating, high-pressured and hinder a multi-brand shopping experience and, as such, are choosing to shop elsewhere for their beauty care needs. According to industry sources, 55% of women aged 18 to 24 shop in specialty stores, compared to 40% of women aged 18 to 64. Over the past ten years, department stores have lost significant market share to specialty stores in apparel, and we believe the beauty category is undergoing a similar shift in retail channels. We believe women are seeking a shopping experience that provides something different, a place to experiment, learn about various products, find what they want and indulge themselves. A recent Kline & Company report found that consumers seek out specialty retailers for a number of reasons including that specialty stores carry more niche products, the merchandise and retail environment is more fun and provides the ability to shop across product lines and the customer service is better than in other channels.

As a result of this market transformation, there has been an increase in the number of beauty brands pursuing new distribution channels for their products, such as specialty retail, spas and salons, direct response television (i.e., home shopping and infomercials) and the Internet. In addition, many smaller brands are selling their products through these channels due to the high fixed costs associated with operating in most department stores and to capitalize on consumers’ growing propensity to shop in these channels. According to industry sources, color cosmetics sales through these channels are projected to grow at a higher rate than sales of color cosmetics in total. There are a growing number of brands that have built significant consumer awareness and sales by initially offering their products on direct response television. We benefit from offering brands that sell their products through this channel, as we experience increased store traffic and sales after these brands appear on television.

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

Stores

We are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 47 stores in fiscal 2010 and the average investment required to open a new Ulta store is approximately $0.9 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of January 29, 2011, we operated 389 stores in 40 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. In recent years, our strategic focus has been on refining our new store model, improving our real estate selection process and executing on our new store opening program. As a result, we decided to limit the investments made in our existing store base from fiscal 2000 to fiscal 2005. In fiscal 2006, we developed and initiated a store remodel program to update our oldest stores to provide a consistent shopping experience across all of our locations. We remodeled 13 stores in fiscal 2010. Our newest store prototype, including new stores and remodels after 2005, represents approximately 75% of our store base. We continue to evolve this program to update older stores with a consistent look and experience to drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. The average investment to remodel a store in fiscal 2010 was approximately $0.9 million. Each remodel takes approximately three months to complete, during which time we typically keep the store open.

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

Ulta.com

We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. The Ulta.com website and experience supports the key elements of the Ulta brand proposition and provides access to more than 13,000 beauty products from hundreds of brands. As Ulta.com continues to grow in terms of functionality and content, it will become an even greater element in Ulta’s marketing programs and a more important resource for our customers to access product and store information, beauty trends and techniques, and buy from a larger assortment of product offerings.

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

We believe our private label products are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products at a good value to continue to strengthen our customers’ perception of Ulta as a contemporary beauty destination. Ulta manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. Current Ulta cosmetics and bath brands have a strong following and we may expand our private label products into additional categories.

The Five E’s

In addition to offering one of the most extensive product and brand selections in our industry, we strive to offer an uplifting shopping experience through what we refer to as “The Five E’s”: Escape, Education, Entertainment, Esthetics and Empowerment.

•	Escape. We strive to offer our customers a timely escape from the stresses of daily life in a welcoming and approachable environment. Our customer can immerse herself in our extensive product selection, indulge herself in our hair or skin treatments, or discover new and exciting products in an interactive setting. We provide a shopping experience without the intimidating, commission-oriented and brand-dedicated sales approach that we believe is found in most department stores and with a level of service that we believe is typically unavailable in drug stores and mass merchandisers.

•	Education. We staff our stores with a team of well-trained beauty consultants and professionally licensed estheticians and stylists whose mission is to educate, inform and advise our customers regarding their beauty needs. We also provide product education through demonstrations, in-store videos and informational displays. Our focus on educating our customer reinforces our authority as her primary resource for beauty products and our credibility as a provider of consistent, high-quality salon services. Our beauty consultants are trained to service customers across all prestige lines and within our prestige “boutiques” where customers can receive a makeover or skin analysis.

•	Entertainment. The entertainment experience for our customer begins at home when she receives our catalogs or visits our website. They are designed to introduce our customers to our newest products and promotions and to be invitations to come to Ulta to play, touch, test, learn and explore. A significant percentage of our sales throughout the year is derived from new products, making every visit to Ulta an opportunity to discover something new and exciting. In addition to providing over 4,500 testers in categories such as fragrance, cosmetics, skincare, and salon styling tools, we further enhance the shopping experience and store atmosphere through live demonstrations from our licensed salon professionals and beauty consultants, and through customer makeovers and in-store videos.

•	Esthetics. We strive to create a visually pleasing and inviting store and salon environment that exemplifies and reinforces the quality of our products and services. Our stores are brightly lit, spacious and attractive on the inside and outside of the store. Our store and salon design features sleek, modern lines that reinforce our status as a fashion authority, together with wide aisles that make the store easy to navigate and pleasant lighting to create a luxurious and welcoming environment. This strategy enables us to provide an extensive product selection in a well-organized store and to offer a salon experience that is both fashionable and contemporary.

•	Empowerment. We are committed to creating an environment in which women feel empowered by both their inner and outer beauty; we take honor in providing our guests with opportunities to showcase how they have empowered themselves and others. Ulta is committed to positively impacting the lives of women through our work on empowerment initiatives such as the Ulta Enrich, Empower and Enlighten Scholarship Fund which grants deserving high school senior girls scholarships to the educational institution of their choice.

Category mix

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products, and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance for both men and women;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products and haircare; and

•	Other, including candles, home fragrance products and other miscellaneous health and beauty products.

Organization

Our merchandising team reports directly to our CEO and consists of a Senior Vice President of Merchandising who oversees; Senior Vice President of Prestige Cosmetics; Vice President of Mass Cosmetics, Skincare and Haircare; Vice President of Merchandise Operations; Vice President of Fragrance, Prestige Skin, Bath and Gift with Purchase; Divisional Merchandise Manager of Salon Products; Divisional Merchandise Manager of Styling Tools, and Director of Inventory. Reporting to the Senior Vice President of Merchandising are approximately 23 Divisional Merchandise Managers, Senior Buyers, Buyers and Assistant/Associate Buyers. Our merchandising team works directly with our centralized planning and replenishment group to ensure a consistent delivery of products across our store base.

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

Vendor relationships

We work with over 300 vendors. Our Senior Vice President of Merchandising has over 30 years of experience and each merchandising vice president has over 15 years of experience developing relationships in the industry with which he or she works. We have no long-term supply agreements or exclusive arrangements with our vendors. Our top ten vendors represent approximately 48% of our total annual sales. These include vendors across all product categories, such as Bare Escentuals, Farouk Systems, L’Oréal, Procter & Gamble, and Coty, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness and drive traffic to both our stores and website. Our marketing strategy complements a basic tenet of our business strategy, which is to provide our customers with a satisfying and uplifting experience. We communicate this vision to our customers and prospective customers through a multi-media, multi-touchpoint approach. Our primary media expenditure is in direct mail catalogs and free-standing newspaper inserts. These vehicles allow the customer to see the breadth of our selection of prestige, mass and salon beauty products.

In order to reach new customers and to establish Ulta as a national brand, we advertise in national beauty and lifestyle magazines such as InStyle, Allure, Lucky, Elle and Vanity Fair. These advertising channels have historically been successful in raising our brand awareness on a national level and driving additional sales from both existing and new customers. In conjunction with our national brand advertising, we have initiated a public relations strategy that focuses on reaching top tier magazine editors to ensure consistent messaging in beauty magazines as well as direct-to-customer efforts through multi-media channels.

Our e-commerce marketing strategy complements our print media strategy. Ulta.com serves not only as an e-commerce site, but additionally as an extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand and product offerings and providing a 24 hour forum for loyalists to engage with the brand. This dual role for Ulta.com exists through online marketing strategies including search marketing, affiliate marketing, social networking, banner advertising, and other online marketing channels. Ulta.com’s email marketing programs are also effective in communicating with and driving sales from online and retail store customers.

Customer loyalty programs

We maintain two customer loyalty programs. Our national program provides reward point certificates for free beauty products. Customers earn purchase-based reward points and redeem the related reward certificate during specific promotional periods during the year. We are also rolling out a loyalty program in several markets in which customers earn purchase-based points on an annual basis which can be redeemed at any time. We have almost 8 million customer loyalty program members.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, three to four assistant managers, and approximately twenty full and part-time associates, including approximately six to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon store sales and shrink. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations who in turn reports to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one to two estheticians. Our higher producing salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 3,000 Ulta salon professionals.

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

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s vision and mission. Training for new store managers, prestige consultants and sales associates familiarizes them with opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We also have ongoing development programs that include operational training for hourly associates, prestige consultants, management and stylists. We provide continuing education to both salon professionals and retail associates throughout their careers at Ulta. In contrast to the sales teams at traditional department stores, our sales teams are not commissioned or brand-dedicated. Our prestige consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive a makeover or skin analysis.

Distribution

We operate two distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. During fiscal 2008, we began operating a second distribution facility in Phoenix, Arizona that is approximately 330,000 square feet in size. We intend to open a third distribution center in fiscal 2012 to support our future growth needs.

Inventory is shipped from our suppliers to our distribution facilities. We carry over 21,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems, which have been upgraded or installed in the last two years. All products are bar-coded, which supports real-time inventory management and processing accuracy throughout the distribution center. Store replenishment order selection is performed using industry standard put-to-light and various other wireless technologies. Product is delivered to stores using a broad network of contract carriers.

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

Government regulation

In our U.S. markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. The cosmetic and over-the-counter (OTC) drug products we sell in our stores, including our Ulta branded products, are subject to regulation by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and State Attorneys General (AG) in the United States. Such regulations principally relate to the safety of ingredients, proper labeling, advertising, packaging and marketing of the products.

Products classified as cosmetics (as defined in the Food, Drug and Cosmetic (FDC) Act) are not subject to pre-market approval by the FDA, but the products and the ingredients must be safe and must be properly labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs which have specific ingredient, labeling and manufacturing requirements. The labeling of cosmetic and OTC drug products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Further, claims we make in advertising, including claims about the safety or efficacy of products, pricing claims and environmental claims, are subject to regulation by the FTC and State AG’s who generally prohibit deceptive practices.

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

Associates

As of January 29, 2011, we employed approximately 4,000 people on a full-time basis and approximately 7,700 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.

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

The recent global economic crisis and volatility in global economic conditions and the financial markets as well as declines in consumer spending may adversely affect our liquidity and financial condition.

The global economic crisis and volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to decreases in consumer spending across the economy. Increases in the levels of unemployment, energy costs, healthcare costs and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in consumer spending. While this decline has recently moderated, the level of consumer spending is not where it was prior to the global recession, and economic conditions could lead to further declines in consumer spending in the future. Additionally, there can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Reduced consumer spending could cause changes in customer order patterns and changes in the level of inventory purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our industry, business and financial condition

Economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to recover, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could continue to make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development has adversely affected our new store program and could limit our future growth opportunities as long as the aforementioned conditions exist. Continued turbulence in the United States and international markets and economies and declines in consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Continued economic uncertainty may affect consumer purchases of discretionary beauty products and salon services, which could delay our growth strategy and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our financial condition may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets in 2008 and 2009 persisted into 2010. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the U.S. mortgage and real estate markets have contributed to volatility and diminished expectations for the economy. We offer a wide selection of beauty products and premium salon services. Continued uncertainty in the economy could adversely impact levels of consumer discretionary spending across all of our product categories including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. A decrease in spending due to lower consumer discretionary income or consumer confidence could adversely impact our net sales and operating results, and could force us to delay or slow our growth strategy and have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Chuck Rubin was appointed President, Chief Operating Officer and a member of the Board of Directors effective May 10, 2010 and assumed the role of Chief Executive Officer on September 2, 2010. Any significant leadership or executive management transition involves inherent risks. In addition, if we were to lose the benefit of the experience, efforts and abilities of other key executive personnel, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2010, we opened 47 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States. During fiscal 2010, the average investment required to open a typical new store was approximately $0.9 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.

We operate two distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we intend to open a third distribution center in fiscal 2012. Our failure to expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal 2010, merchandise supplied to Ulta by our top ten vendors accounted for approximately 48% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta, including Ulta branded products and gift-with-purchase and other promotional products. Our third-party manufacturers of Ulta products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our Ulta branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial conditions and results of operations:

•	In March 2010, comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (collectively, the “Acts”) was passed and signed into law. This healthcare reform legislation significantly expands healthcare coverage to many uninsured individuals and to those already insured. Due to the breadth and complexity of the healthcare reform legislation and the lack of implementing regulations and interpretive guidance, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. Additionally, because significant provisions of the Acts will become effective on various dates over the next several years, future changes could significantly impact any effects on our business that we previously anticipated.

•	Our rapidly expanding workforce, growing in pace with our number of stores, makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.

•	Our salon business is subject to state board regulations and state licensing requirements for our stylists and our salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.

•	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior buildout of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation.

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

We have a $200 million secured revolving credit facility, or credit facility, with a term expiring May 2013. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

We may need to raise additional funds to pursue our growth strategy, and we may be unable to raise capital when needed, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time we may seek additional equity or debt financing to provide for capital expenditures and working capital consistent with our growth strategy. In addition, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our belief as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. If financing is not available on satisfactory terms or at all, we may be unable to execute our growth strategy as planned and our results of operations may suffer.

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

Our current principal stockholder has significant influence over us and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Our principal stockholder owns or controls, in the aggregate, approximately 18% of our outstanding common stock. As a result, this stockholder will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant influence over our management and policies. Such concentration of voting power could have the effect of delaying or deterring a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with a stockholder holding such significant influence.

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

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and have a fixed term with options for two or three extension periods of five years each, exercisable at our option. As of January 29, 2011, we operated 389 retail stores in 40 states, as shown in the table below:

Number
State	of Stores

Alabama	7
Arizona	23
Arkansas	3
California	33
Colorado	11
Connecticut	3
Delaware	1
Florida	29
Georgia	18
Illinois	34
Indiana	8
Iowa	3
Kansas	1
Kentucky	3
Louisiana	3
Maine	2
Maryland	6
Massachusetts	4
Michigan	11
Minnesota	9
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	12
New Mexico	1
New York	12
North Carolina	13
Ohio	11
Oklahoma	7
Oregon	3
Pennsylvania	17
Rhode Island	1
South Carolina	6
Tennessee	5
Texas	52
Utah	2
Virginia	11
Washington	6
Wisconsin	4

Total	389

As of January 29, 2011, we operated two distribution facilitates located in Romeoville, Illinois and Phoenix, Arizona. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2015 and has one renewal option with a term of five years. The Phoenix warehouse contains approximately 330,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each.

Our principal executive office is in Bolingbrook, Illinois. The lease for the Bolingbrook office expires on August 31, 2018.

Item 3.	Legal Proceedings

General litigation — In July 2009 a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, we filed our answer to the lawsuit, and on August 31, 2009 we moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind us, we agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, received Court approval on December 17, 2010 and payments were disbursed to individual class members in February 2011. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. The settlement amount is not material.

In May 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, we filed our answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind us, we agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement amount is not material.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.	[Removed and Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position

Carl S. Rubin	51	President, Chief Executive Officer and Director
Gregg R. Bodnar	46	Chief Financial Officer and Assistant Secretary
Robert S. Guttman	58	Senior Vice President, General Counsel & Secretary

There is no family relationship between any of the Directors or executive officers and any other Director or executive officer of Ulta.

Carl S. Rubin.  Mr. Rubin has been our Chief Executive Officer since September 2010 and President and Director since May 2010. Prior to joining Ulta, Mr. Rubin was President of the North American Retail

division of Office Depot Inc. from January 2006 to April 2010. Mr. Rubin first joined Office Depot as Executive Vice President, Chief Marketing Officer and Chief Merchandising Officer in 2004. From 1998 to 2004, Mr. Rubin served at Accenture, including three years as a partner, working with a range of retail clients across department store, specialty store and e-commerce venues. Prior to 1998, Mr. Rubin held a number of senior merchandising and general management positions in the specialty retail and department store industry including Federated Department Stores. Mr. Rubin was a member of the executive committee of the board of directors of the National Retail Federation from January 2007 through March 2010.

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

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2010 and 2009:

Fiscal Year 2010	High	Low

First quarter	$25.36	$17.29
Second quarter	26.18	21.24
Third quarter	32.33	22.18
Fourth quarter	37.85	30.41

Fiscal Year 2009	High	Low

First quarter	$8.75	$4.29
Second quarter	11.56	8.36
Third quarter	17.44	10.25
Fourth quarter	21.61	15.14

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 24, 2011 was $47.84 per share. As of March 24, 2011, we had 141 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the foreseeable future. We evaluate our dividend policy on a periodic basis. Any dividend we might declare in the future would be subject to the applicable provisions of our credit agreement, which currently limits our ability to pay cash dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of January 29, 2011.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,035,871	$16.55	712,730
Equity compensation plans not approved by security holders	—	—	—

Total	5,035,871	$16.55	712,730

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s first trading day on October 25, 2007 through the end of Ulta’s fiscal year ended January 29, 2011. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS, and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal Year Ended(1)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands, except per share and per square foot data)

Income statement:
Net sales(2)	$1,454,838	$1,222,771	$1,084,646	$912,141	$755,113
Cost of sales(3)	970,753	846,202	752,939	628,495	519,929

Gross profit	484,085	376,569	331,707	283,646	235,184
Selling, general and administrative expenses(3)	358,106	302,413	271,095	225,167	188,000
Pre-opening expenses	7,095	6,003	14,311	11,758	7,096

Operating income	118,884	68,153	46,301	46,721	40,088
Interest expense	755	2,202	3,943	4,542	3,314

Income before income taxes	118,129	65,951	42,358	42,179	36,774
Income tax expense	47,099	26,595	17,090	16,844	14,231

Net income	$71,030	$39,356	$25,268	$25,335	$22,543

Net income per common share:
Basic	$1.20	$0.68	$0.44	$0.69	$1.38
Diluted	$1.16	$0.66	$0.43	$0.48	$0.45
Weighted average common shares outstanding:
Basic	58,959	57,915	57,425	20,383	5,771
Diluted	61,288	59,237	58,967	53,293	49,921
Other operating data:
Comparable store sales increase(4)	11.0%	1.4%	0.2%	6.4%	14.5%
Number of stores end of year	389	346	311	249	196
Total square footage end of year	4,094,808	3,613,840	3,240,579	2,589,244	2,023,305
Total square footage per store(5)	10,526	10,445	10,420	10,399	10,323
Average total square footage(6)	3,811,597	3,459,628	2,960,355	2,283,935	1,857,885
Net sales per average total square foot(7)	$382	$353	$366	$399	$398
Capital expenditures	97,115	68,105	110,863	101,866	62,331
Depreciation and amortization	64,936	62,166	51,445	39,503	29,736
Balance sheet data:
Cash and cash equivalents	$111,185	$4,017	$3,638	$3,789	$3,645
Working capital	241,032	136,417	159,695	117,039	88,105
Property and equipment, net	326,099	290,861	292,224	236,389	162,080
Total assets	730,488	553,635	568,932	469,413	338,597
Total debt(8)	—	—	106,047	74,770	55,529
Total stockholders’ equity	402,533	292,608	244,968	211,503	148,760

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2006 was a 53-week operating year and the 53rd week represented approximately $16.4 million in net sales.

(3)	The Company made reclassifications in the consolidated income statements for the fiscal years ended January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008) to decrease cost of sales and increase selling, general and administrative expenses by $3,520 and $3,773, respectively, to conform to the fiscal 2010 presentation. Amounts were insignificant for fiscal 2007 and 2006.

(4)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(5)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(6)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(7)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. Fiscal 2006 net sales per average total square foot were adjusted to exclude the net sales effect of the 53rd week.

(8)	Total debt includes approximately $4.8 million related to the Series III preferred stock, which is presented between the liabilities section and the equity section of our balance sheet for all years prior to February 2, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 29, 2011. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through separate distribution channels. After extensive research, we recognized an opportunity to better satisfy how a woman wanted to shop for beauty products, which led to what we believe to be our unique combination of beauty superstore and specialty store attributes. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.

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

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our growth strategy, including growing our store base, expanding our product, brand and service offerings, enhancing our loyalty program, broadening our marketing channels, expanding our e-commerce business and improving our profitability by leveraging our fixed costs. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.

Comparable store sales is a key metric that is monitored closely within the retail industry. Our comparable store sales have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales, including general U.S. economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others. We do not expect our 11.0% fiscal 2010 comparable store sales increase to continue into the future. Our long-term annual comparable store sales increase target is 3% to 5%.

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales and by opening new stores. Gross profit as a percentage of net sales is expected to increase as a result of our ability to expand merchandise margin and leverage our supply chain infrastructure and fixed store costs with comparable store sales increases and operating efficiencies. We plan to continue to improve our operating results by leveraging our fixed costs and decreasing our selling, general and administrative expenses, as a percentage of our net sales.

Global economic conditions

The global economic crisis and resulting volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. While economic conditions have begun to show signs of improvement, the recovery has proceeded at a sluggish rate and the retail environment has remained weak. As a result of market conditions, the cost and availability of credit has been and may continue to be adversely affected by decreased liquidity in credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. While global credit and financial markets appear to be recovering from the extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the United States and international markets and economies and declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Current business trends

Our comparable store sales for first, second, third and fourth quarters of fiscal 2009 were -2.3%, -1.7%, 1.5% and 6.2%, respectively. Comparable store sales for the first, second, third and fourth quarters of fiscal 2010 were 10.8%, 10.8%, 12.2% and 10.4%, respectively. Fiscal 2010 two year comparable store sales for the respective quarters were 8.5%, 9.1%, 13.7%, and 16.6%, respectively. We believe the improvement in our comparable store sales trends is due to a combination of factors including effective marketing and merchandising programs as well as improved consumer sentiment and shopping patterns due to a general improvement in U.S. economic conditions compared to fiscal 2009 and 2008.

We do not expect the low double digit comparable store increases of fiscal 2010 to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.

Basis of presentation

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

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

Pre-opening expense includes non-capital expenditures during the period prior to store opening for new, remodeled and relocated stores including rent during the construction period for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

Interest expense includes interest costs and unused facility fees associated with our credit facility, which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility is used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 were 52 week years and are hereafter referred to as fiscal 2010, fiscal 2009 and fiscal 2008.

As of January 29, 2011, we operated 389 stores across 40 states. The following tables present the components of our results of operations for the periods indicated:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except number of stores)

Net sales	$1,454,838	$1,222,771	$1,084,646
Cost of sales(1)	970,753	846,202	752,939

Gross profit	484,085	376,569	331,707
Selling, general and administrative expenses(1)	358,106	302,413	271,095
Pre-opening expenses	7,095	6,003	14,311

Operating income	118,884	68,153	46,301
Interest expense	755	2,202	3,943

Income before income taxes	118,129	65,951	42,358
Income tax expense	47,099	26,595	17,090

Net income	$71,030	$39,356	$25,268

Other operating data:
Number of stores end of period	389	346	311
Comparable store sales increase	11.0%	1.4%	0.2%

	Fiscal Year Ended
	January 29,	January 30,	January 31,
(Percentage of Net Sales)	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.7%	69.2%	69.4%

Gross profit	33.3%	30.8%	30.6%
Selling, general and adminstrative expenses	24.6%	24.7%	25.0%
Pre-opening expenses	0.5%	0.5%	1.3%

Operating income	8.2%	5.6%	4.3%
Interest expense	0.1%	0.2%	0.4%

Income before income taxes	8.1%	5.4%	3.9%
Income tax expense	3.2%	2.2%	1.6%

Net income	4.9%	3.2%	2.3%

(1)	The Company made reclassifications in the consolidated income statements for the fiscal years ended January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008) to decrease cost of sales and increase selling, general and administrative expenses by $3,520 and $3,773, respectively, to conform to the fiscal 2010 presentation.

Fiscal year 2010 versus fiscal year 2009

Net sales

Net sales increased $232.0 million, or 19.0%, to $1,454.8 million in fiscal 2010 compared to $1,222.8 million in fiscal 2009. Salon service sales increased $9.8 million, or 12.8%, to $86.4 million compared to $76.6 million in fiscal 2009. The sales increases are due to the opening of 43 net new stores in 2010 and a 11.0% increase in comparable store sales which was primarily due to a 8.6% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2010 as well as stores opened in fiscal 2009 which have not yet turned comparable, contributed $102.3 million of the net sales increase while comparable stores contributed $129.7 million of the total net sales increase. We believe the improvement in our comparable store sales trends is due to a combination of factors including effective marketing and merchandise programs and the relatively lower comparable store sales level in the prior year. We also believe that overall consumer sentiment and shopping patterns improved in 2010 when compared to 2009 which may have contributed to our improving trends.

Gross profit

Gross profit increased $107.5 million, or 28.6%, to $484.1 million in fiscal 2010, compared to $376.6 million, in fiscal 2009. Gross profit as a percentage of net sales increased 250 basis points to 33.3% in fiscal 2010 compared to 30.8% in fiscal 2009. Gross profit in fiscal 2010 was impacted by:

•	120 basis points of leverage in fixed store costs attributed to the impact of significantly higher sales levels in fiscal 2010;

•	80 basis points improvement in merchandise margin due to improved promotional pricing and a shift in category mix towards higher margin product compared with fiscal 2009; and

•	20 basis points of supply chain efficiencies on product handling automation, engineering efforts and higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $55.7 million, or 18.4%, to $358.1 million in fiscal 2010 compared to $302.4 million in fiscal 2009. As a percentage of net sales, SG&A expenses decreased 10 basis points to 24.6% in fiscal 2010 compared to 24.7% in fiscal 2009. SG&A expense as a percentage of sales was primarily impacted by:

•	40 basis points improvement in marketing expense leverage attributed to costs efficiencies and higher sales volume; offset by

•	30 basis points deleverage due to the non-recurring executive compensation charge related to our newly appointed President and Chief Executive Officer.

Pre-opening expenses

Pre-opening expenses increased $1.1 million, or 18.2%, to $7.1 million in fiscal 2010 compared to $6.0 million in fiscal 2009. During fiscal 2010, we opened 47 new stores, remodeled 13 stores and relocated 5 stores. During fiscal 2009, we opened 37 new stores and remodeled 6 stores.

Interest expense

Interest expense decreased $1.4 million, or 65.7%, to $0.8 million in fiscal 2010 compared to $2.2 million in fiscal 2009. Fiscal 2010 interest expense represents fees associated with the credit facility. We did not utilize the credit facility in fiscal 2010.

Income tax expense

Income tax expense of $47.1 million in fiscal 2010 represents an effective tax rate of 39.9%, compared to fiscal 2009 tax expense of $26.6 million and an effective tax rate of 40.3%. The decrease in the effective tax rate in fiscal 2010 is primarily attributed to the large number of stock option exercises and share sales deemed to be disqualifying dispositions.

Net income

Net income increased $31.6 million, or 80.5%, to $71.0 million in fiscal 2010 compared to $39.4 million in fiscal 2009. The increase in net income was primarily due to an increase in gross profit of $107.5 million, which was offset by a $55.7 million increase in SG&A expenses and a $20.5 million increase in income tax expense.

Fiscal year 2009 versus fiscal year 2008

Net sales

Net sales increased $138.2 million, or 12.7%, to $1,222.8 million in fiscal 2009 compared to $1,084.6 million in fiscal 2008. Salon service sales increased $1.6 million, or 2.1%, to $76.6 million compared to $75.0 million in fiscal 2008. The sales increases are due to the opening of 35 net new stores in 2009 and a 1.4% increase in comparable store sales which was primarily due to a 3.6% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2009 as well as stores opened in fiscal 2008 which have not yet turned comparable, contributed $123.3 million of the net sales increase while comparable stores contributed $14.9 million of the total net sales increase. Fiscal 2009 comparable store sales were positively affected by the 6.2% increase in comparable store sales in the fourth quarter. We believe the improvement in our comparable store sales trends is due to a combination of factors including our ability to better plan our marketing and merchandise programs for the challenging environment and the relatively lower comparable in the prior year fourth quarter period. We also believe that overall consumer sentiment and shopping patterns improved somewhat in the second half of 2009 which may have contributed to our improving trends when compared to 2008.

Gross profit

Gross profit increased $44.9 million, or 13.5%, to $376.6 million in fiscal 2009, compared to $331.7 million, in fiscal 2008. Gross profit as a percentage of net sales increased 20 basis points to 30.8% in fiscal 2009 compared to 30.6% in fiscal 2008. Gross profit in fiscal 2009 was impacted by:

•	70 basis points improvement due to supply chain efficiencies including labor and freight; offset by

•	40 basis points of deleverage of fixed store costs due to the impacts of our new store program; the level of fixed store costs deleverage improved during the course of fiscal 2009 as the rate of square footage growth slowed consistent with the decrease in our fiscal 2009 new store program as compared to fiscal 2008 and 2007.

Selling, general and administrative expenses

SG&A expenses increased $31.3 million, or 11.6%, to $302.4 million in fiscal 2009 compared to $271.1 million in fiscal 2008. As a percentage of net sales, SG&A expenses decreased 30 basis points to 24.7% in fiscal 2009 compared to 25.0% in fiscal 2008. SG&A expense as a percentage of sales was primarily impacted by:

•	40 basis points improvement in variable store expense leverage attributed to cost management strategies;

•	20 basis points improvement in marketing expense leverage attributed to improved cost efficiencies while total number of marketing impressions were maintained at historical levels; offset by

•	40 basis points deleverage of general corporate overhead which is attributed to a 90 basis point, or $11.6 million, increase in incentive compensation compared to the prior year.

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

The following table presents a summary of our cash flows for fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net cash provided by operating activities	$176,543	$172,827	$75,203
Net cash used in investing activities	(97,115)	(68,105)	(110,863)
Net cash provided by (used in) financing activities	27,740	(104,343)	35,509

Net increase (decrease) in cash and cash equivalents	$107,168	$379	$(151)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $218.5 million at January 29, 2011, compared to $206.9 million at January 30, 2010, representing an increase of $11.6 million. The increase is due to the addition of 43 net new stores opened since January 30, 2010, offset by a 6.1% decrease in average inventory per store driven by management initiatives focused on leveraging store and supply chain inventories. The reduction in inventories in fiscal 2010 did not affect our store in-stock levels or the customer experience.

Income taxes were prepaid by $10.7 million at January 29, 2011, compared to an accrual of $10.8 million at January 30, 2010. The change in our year end tax position is primarily due to the combination of 2010 changes in Federal tax regulations which allowed accelerated or bonus depreciation of fixed assets and a large number of stock option exercises and share sales deemed to be disqualifying dispositions. The estimate related to bonus depreciation and the tax benefit related to stock option exercises were finalized during the fourth quarter fiscal 2010 and resulted in Federal income tax deductions which were significantly in excess of our year to-date estimated tax payments. We expect to apply the fiscal 2010 overpayments to our fiscal 2011 Federal income tax liabilities.

Accounts payable were $87.1 million at January 29, 2011, compared to $56.4 million at January 30, 2010, an increase of $30.7 million. The increase is attributed to a combination of a higher level of inventory purchases late in the fourth quarter of fiscal 2010 compared to the prior year on significantly higher comparable store sales trends, and changes in vendor payment terms.

Deferred rent liabilities were $134.6 million at January 29, 2011, an increase of $20.9 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is due to fiscal 2010 activity which includes 43 net new stores.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities primarily related to capital expenditures were $97.1 million in fiscal 2010, compared to $68.1 million and $110.9 million in fiscal 2009 and 2008, respectively. Capital expenditures increased in fiscal 2010 compared to fiscal 2009 due to the increase in our 2010 new store program. During fiscal 2010 we opened 47 new stores, remodeled 13 stores and relocated 5 stores, compared to 37 new stores, 6 remodels and 1 relocation during fiscal 2009 and 63 new stores and a new distribution center during fiscal 2008.

Financing activities

Financing activities in fiscal 2010 consist of capital stock transactions, while financing activities in fiscal 2009 and 2008 consisted principally of draws and payments on our credit facility and capital stock transactions. The decrease in cash used in financing activities of $132.0 million in fiscal 2010 compared to fiscal 2009 is primarily the result of not utilizing the credit facility in fiscal 2010. The remaining difference is related to capital stock transactions.

We had no borrowings outstanding under our credit facility at the end of fiscal 2010. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions, and a planned reduction in our fiscal 2009 and 2010 new store program.

Credit facility

Prior to August 31, 2010, the Company’s credit facility was with Bank of America National Association as administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. We had no outstanding borrowings under the facility as of August 31, 2010.

On August 31, 2010, we terminated our credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200 million through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory, and contains a $10 million subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $200 million. Our tangible net worth was $402.5 million at January 29, 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the new facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.

We did not utilize the new credit facility during fiscal 2010 and had no borrowings outstanding under the new credit facility as of January 29, 2011.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of January 29, 2011. Our letters of credit outstanding under our revolving credit facility expired in September 2009; the balance was $0.3 million as of January 31, 2009.

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

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 29, 2011:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating lease obligations(1)	$720,772	$102,798	$202,018	$178,907	$237,049

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2010 were $22.4 million.

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

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2010, 2009 and 2008.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2010.

The Company had an interest rate swap agreement with a notional amount of $25 million which was designated as a cash flow hedge. The agreement expired on January 31, 2010. The interest rate swap was recorded at fair value in fiscal 2009 and 2008 and changes in market value related to the effective portion of the cash flow hedge was recorded as unrecognized gain or loss in accumulated other comprehensive income (loss) section of the stockholders’ equity in the balance sheets.

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

Based on management’s evaluation as of January 29, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 29, 2011, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 29, 2011. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 29, 2011 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 29, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 29, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 29, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 29, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 29, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of January 29, 2011 and January 30, 2010, and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 29, 2011 and January 30, 2010, and the related statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 29, 2011 and our report dated March 30, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
March 30, 2011

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets
(In thousands, except per share data)

	January 29,	January 30,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$111,185	$4,017
Receivables, net	22,292	13,477
Merchandise inventories, net	218,516	206,948
Prepaid expenses and other current assets	32,790	30,272
Prepaid income taxes	10,684	—
Deferred income taxes	8,922	8,060

Total current assets	404,389	262,774
Property and equipment, net	326,099	290,861

Total assets	$730,488	$553,635

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$87,093	$56,387
Accrued liabilities	76,264	59,189
Accrued income taxes	—	10,781

Total current liabilities	163,357	126,357
Deferred rent	134,572	113,718
Deferred income taxes	30,026	20,952

Total liabilities	327,955	261,027
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 60,707 and 58,674 shares issued; 60,202 and 58,169 shares outstanding; at January 29, 2011, and January 30, 2010, respectively	606	586
Treasury stock-common, at cost	(4,179)	(4,179)
Additional paid-in capital	339,576	300,701
Retained earnings / (accumulated deficit)	66,530	(4,500)

Total stockholders’ equity	402,533	292,608

Total liabilities and stockholders’ equity	$730,488	$553,635

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	$1,454,838	$1,222,771	$1,084,646
Cost of sales	970,753	846,202	752,939

Gross profit	484,085	376,569	331,707
Selling, general and administrative expenses	358,106	302,413	271,095
Pre-opening expenses	7,095	6,003	14,311

Operating income	118,884	68,153	46,301
Interest expense	755	2,202	3,943

Income before income taxes	118,129	65,951	42,358
Income tax expense	47,099	26,595	17,090

Net income	$71,030	$39,356	$25,268

Net income per common share:
Basic	$1.20	$0.68	$0.44
Diluted	$1.16	$0.66	$0.43
Weighted average common shares outstanding:
Basic	58,959	57,915	57,425
Diluted	61,288	59,237	58,967

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Operating activities
Net income	$71,030	$39,356	$25,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,936	62,166	51,445
Deferred income taxes	7,741	3,143	22,583
Non-cash stock compensation charges	11,155	5,949	3,877
Excess tax benefits from stock-based compensation	(10,640)	(476)	(1,774)
(Gain) loss on disposal of property and equipment	(519)	(51)	267
Change in operating assets and liabilities:
Receivables	(8,815)	4,791	2,375
Merchandise inventories	(11,568)	6,654	(37,493)
Prepaid expenses and other assets	(2,518)	(5,978)	(5,110)
Income taxes	(10,354)	19,885	(11,918)
Accounts payable	30,706	8,576	(4,311)
Accrued liabilities	14,535	16,382	(59)
Deferred rent	20,854	12,430	30,053

Net cash provided by operating activities	176,543	172,827	75,203
Investing activities
Purchases of property and equipment	(97,115)	(68,105)	(110,863)

Net cash used in investing activities	(97,115)	(68,105)	(110,863)
Financing activities
Proceeds on long-term borrowings	—	1,161,673	1,217,969
Payments on long-term borrowings	—	(1,267,720)	(1,186,692)
Proceeds from issuance of common stock under stock plans	17,100	1,228	2,517
Excess tax benefits from stock-based compensation	10,640	476	1,774
Proceeds from issuance of common stock in initial
public offering, net of issuance costs	—	—	(59)

Net cash provided by (used in) financing activities	27,740	(104,343)	35,509

Net increase (decrease) in cash and cash equivalents	107,168	379	(151)
Cash and cash equivalents at beginning of year	4,017	3,638	3,789

Cash and cash equivalents at end of year	$111,185	$4,017	$3,638

Supplemental cash flow information
Cash paid for interest	$—	$2,440	$4,764

Cash paid for income taxes (net of refunds)	$49,871	$3,706	$6,509

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$2,540	$(7,353)	$(3,316)

Unrealized gain on interest rate swap hedge, net of tax	$—	$631	$88

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Stockholders’ Equity
(In thousands)

			Treasury -			Retained	Accumulated
	Common Stock		Common Stock		Additional	Earnings/	Other	Total
	Issued		Treasury		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance — February 2, 2008	57,411	$574	(505)	$(4,179)	$284,951	$(69,124)	$(719)	$211,503
Common stock options exercised	834	8	—	—	2,509	—	—	2,517
Unrealized gain on interest rate swap hedge, net of $54 income tax	—	—	—	—	—	—	88	88
Net income for the fiscal year ended January 31, 2009	—	—	—	—	—	25,268	—	25,268

Comprehensive income	—	—	—	—	—	—	—	25,356
Excess tax benefits from stock-based compensation	—	—	—	—	1,774	—	—	1,774
Stock compensation charge	—	—	—	—	3,877	—	—	3,877
Initial public offering issuance costs	—	—	—	—	(59)	—	—	(59)

Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Common stock options exercised	429	4	—	—	1,224	—	—	1,228
Unrealized gain on interest rate swap hedge, net of $411 income tax	—	—	—	—	—	—	631	631
Net income for the fiscal year ended January 30, 2010	—	—	—	—	—	39,356	—	39,356

Comprehensive income	—	—	—	—	—	—	—	39,987
Excess tax benefits from stock-based compensation	—	—	—	—	476	—	—	476
Stock compensation charge	—	—	—	—	5,949	—	—	5,949

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$—	$292,608

Common stock options exercised	2,033	20	—	—	17,080	—	—	17,100
Net income for the fiscal year ended January 29, 2011	—	—	—	—	—	71,030	—	71,030

Comprehensive income	—	—	—	—	—	—	—	71,030
Excess tax benefits from stock-based compensation	—	—	—	—	10,640	—	—	10,640
Stock compensation charge	—	—	—	—	11,155	—	—	11,155

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$—	$402,533

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(In thousands, except per share data)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 29, 2011, the Company operated 389 stores in 40 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. The Company has combined its three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

2.	Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 29, 2011 (fiscal 2010), January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008) were 52 week years.

Reclassifications

The Company made reclassifications in the statements of income for the fiscal years ended January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008) to decrease cost of sales and increase selling, general and administrative expenses by $3,520 and $3,773, respectively, to conform to the fiscal 2010 presentation.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents include amounts due from third-party credit card receivables because such amounts generally convert to cash within one to three days with little or no default risk.

Receivables

Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $257 and $489 as of January 29, 2011 and January 30, 2010, respectively.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of January 29, 2011 and January 30, 2010.

Derivative financial instruments

The Company had an interest rate swap that expired on January 31, 2010. This derivative financial instrument was designated and qualified as a cash flow hedge. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss, the ineffective portion, on the derivative instrument, if other than inconsequential, was recognized in interest expense during the period of change. This derivative, which was immaterial, was recorded in the January 30, 2010 balance sheet at fair value.

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

Customer loyalty program

The Company maintains two customer loyalty programs. The Company’s national program provides reward point certificates for free beauty products. Customers earn purchase-based reward points and redeem the related reward certificate during specific promotional periods during the year. The Company is also rolling out a loyalty program in several markets in which customers earn purchase-based points on an annual basis which can be redeemed at any time. The Company accrues the anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at January 29, 2011 and January 30, 2010 was $4,883 and $3,784, respectively. The cost of

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

these programs, which was $12,942, $10,015 and $9,002 in fiscal 2010, 2009 and 2008, respectively, is included in cost of sales in the statements of income.

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

Revenue recognition

Net sales include merchandise sales and salon service revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $86,484, $76,627 and $75,035 for fiscal 2010, 2009 and 2008, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded at the time of shipment.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. During fiscal 2010, there was a change in facts and circumstances which resulted in the Company recognizing approximately $2.0 million of gift card breakage income which related primarily to gift cards sold in prior years. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $7,591 and $9,932 at January 29, 2011 and January 30, 2010, respectively, and is included in accrued liabilities — accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $84,796, $76,811 and $70,804 for fiscal 2010,

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

2009 and 2008, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $3,804 and $4,000 as of January 29, 2011 and January 30, 2010, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled or relocated store are charged against earnings as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold including all vendor allowances, which are treated as a reduction of merchandise costs; warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; customer loyalty program expense; and shrink and inventory valuation reserves.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with the Accounting Standards Codificationtm (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $11,155, $5,949 and $3,877 for fiscal 2010, 2009 and 2008, respectively (see Note 10, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles and stop loss coverage. Current stop loss coverage is $150 for employee health claims, $100 for general liability claims and $250 for workers compensation claims. The

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. Insurance reserves and related expense activity for fiscal 2010 and 2009 are as follows:

	Workers Comp/	Employee
	General Liability	Health Care
	Prepaid Asset	Accrued Liability

Balance, January 31, 2009	$369	$1,803
Charged to expense	(2,720)	16,710
Payments	3,532	(16,934)

Balance, January 30, 2010	1,181	1,579
Charged to expense	(4,320)	17,601
Payments	4,109	(17,572)

Balance, January 29, 2011	$970	$1,608

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method.

3.	Property and equipment

Property and equipment consist of the following:

	January 29,	January 30,
	2011	2010

Equipment and fixtures	$223,663	$195,431
Leasehold improvements	233,997	219,317
Electronic equipment and software	105,808	89,491
Construction-in-progress	16,331	12,268

	579,799	516,507
Less accumulated depreciation and amortization	(253,700)	(225,646)

Property and equipment, net	$326,099	$290,861

The Company had no capitalized interest for fiscal 2010 as a result of not utilizing the credit facility during the year. For the fiscal years 2009 and 2008, the Company capitalized interest of $242 and $799, respectively.

4.	Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2010, 2009 and 2008. Total rent expense under operating

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

leases was $82,365, $73,228 and $66,640 for fiscal 2010, 2009 and 2008, respectively. Future minimum lease payments under operating leases as of January 29, 2011, are as follows:

Operating
Fiscal year	Leases

2011	$102,798
2012	102,429
2013	99,589
2014	94,463
2015	84,444
2016 and thereafter	237,049

Total minimum lease payments	$720,772

Included in the operating lease schedule above is $45,830 of minimum lease payments for stores that will open in fiscal 2011.

General litigation — In July 2009 a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The suit alleges that Ulta misclassified its store General Managers and Salon Managers as exempt from the Fair Labor Standards Act and California Labor Code. The suit seeks to recover damages and penalties as a result of this alleged misclassification. On August 27, 2009, the Company filed our answer to the lawsuit, and on August 31, 2009 the Company moved the action to the United States District Court for the Northern District of California. On November 2, 2009, the plaintiffs filed an amended complaint adding another named plaintiff. On May 26, 2010, the Company and plaintiffs engaged in a voluntary mediation. Although the Company continues to deny plaintiffs’ allegations, in the interest of putting the Salon Manager claims behind it, the Company agreed in principle to settle all claims of the putative Salon Manager class. The settlement, which is not an admission of liability, received Court approval on December 17, 2010 and payments were disbursed to individual class members in February 2011. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of the General Managers. The settlement amount is not material.

In May 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, the Company filed its answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although the Company continues to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind it, the Company agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement amount is not material.

The Company is also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

5.	Accrued liabilities

Accrued liabilities consist of the following:

	January 29,	January 30,
	2011	2010

Accrued vendor liabilities (including accrued property and equipment costs)	$12,994	$6,032
Accrued customer liabilities	16,543	15,674
Accrued payroll, bonus and employee benefits	25,221	20,294
Accrued taxes, other	8,843	7,937
Other accrued liabilities	12,663	9,252

Accrued liabilities	$76,264	$59,189

6.	Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Current:
Federal	$32,288	$20,296	$2,383
State	7,070	2,744	1,935

Total current	39,358	23,040	4,318
Deferred:
Federal	8,076	3,237	11,725
State	(335)	318	1,047

Total deferred	7,741	3,555	12,772

Provision for income taxes	$47,099	$26,595	$17,090

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.7%	3.0%	4.6%
Other	1.2%	2.3%	0.7%

Effective tax rate	39.9%	40.3%	40.3%

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 29,	January 30,
	2011	2010

Deferred tax assets:
Reserves not currently deductible	$10,433	$9,905
Employee benefits	5,327	3,721
Net operating loss carryforwards	334	462
Accrued liabilities	3,202	2,579
Inventory valuation	311	287

Total deferred tax assets	19,607	16,954
Deferred tax liabilities:
Property and equipment	23,321	15,973
Deferred rent obligation	12,050	8,926
Prepaid expenses	5,340	4,947

Total deferred tax liabilities	40,711	29,846

Net deferred tax liability	$(21,104)	$(12,892)

At January 29, 2011, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $953, which expires between 2011 and 2014. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $930 and $5,359 at January 29, 2011 and January 30, 2010, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. The decrease in the liability for income taxes associated with uncertain tax positions relates to audit settlements finalized during fiscal 2010. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at January 30, 2010	$5,110
Decreases attributable to audit settlements during the current period	(4,248)

Balance at January 29, 2011	$862

The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its financial statements. Income tax-related interest and penalties were insignificant for fiscal 2010, 2009 and 2008.

The Company conducts business only in the United States. Accordingly, the tax years that remain open to examination by U.S. federal, state, and local tax jurisdictions are generally the three prior years, or fiscal 2009, 2008 and 2007.

7.	Notes payable

Prior to August 31, 2010, the Company’s credit facility was with Bank of America National Association as administrative agent, Wachovia Capital Finance Corporation as collateral agent, and JP Morgan Chase Bank as documentation agent. The Company had no outstanding borrowings under the facility as of August 31, 2010.

On August 31, 2010, the Company terminated its credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. This new facility provides maximum credit of $200,000 through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory, and contains a $10,000 subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $200,000. The Company’s tangible net worth was $402,500 at January 29, 2011. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.

As of January 29, 2011, the Company had no borrowings outstanding under the new credit facility.

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

The Company had an interest rate swap agreement with a notional amount of $25 million which was designated as a cash flow hedge. The agreement expired on January 31, 2010. The interest rate swap was recorded at fair value in fiscal 2009 and 2008 and changes in market value related to the effective portion of the cash flow hedge were recorded as unrecognized gains or losses in the accumulated other comprehensive income (loss) section of the stockholders’ equity in the balance sheets.

The Company did not utilize its credit facility during fiscal 2010.

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

As of January 29, 2011, the Company held financial liabilities of $1,233 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

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

2007 Incentive Award Plan

In July 2007, the Company adopted the 2007 Incentive Award Plan (the 2007 Plan). The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2007 Plan, and no further awards will be made under the Amended Plan or the 2002 Plan. The 2007 Plan reserves for issuance upon grant or exercise of awards up to 4,108 shares of the Company’s common stock plus 598 shares which were not issued under the prior plans.

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Volatility rate	56.9%	60.6%	48.7%
Average risk-free interest rate	2.2%	2.5%	2.3%
Average expected life (in years)	5.6	5.3	5.2
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have limited historical data related to exercise behavior since our initial public offering

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

on October 30, 2007. As a result, the Company has elected to generally use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments. Any dividend the Company might declare in the future would be subject to the applicable provisions of its credit agreement, which currently limits the Company’s ability to pay cash dividends.

The Company granted 1,521 stock options during fiscal 2010. The compensation cost that has been charged against income was $9,918, $5,949, and $3,877 for fiscal 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $3,300, $1,464 and $984 for fiscal 2010, 2009 and 2008, respectively. The weighted-average grant date fair value of options granted in fiscal 2010, 2009 and 2008 was $13.58, $6.64 and $5.46, respectively. At January 29, 2011, there was approximately $21,784 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

The total intrinsic value of options exercised was $42,118, $4,783 and $8,267 in fiscal 2010, 2009 and 2008, respectively.

Restricted stock awards

During fiscal 2010, the Company granted 119 restricted common shares with a fair value of $23.32 per share to its newly appointed President and Chief Executive Officer. The restricted shares cannot be sold or otherwise transferred during the vesting period. The award cliff vests on December 29, 2011. The award is being expensed on a straight-line basis over the 20 month vesting period. The compensation expense recorded in fiscal 2010 was $1,237. At January 29, 2011, unrecognized compensation cost related to the award was $1,543.

A summary of the status of the Company’s stock option activity under the Amended Plan, the 2002 Plan and the 2007 Plan is presented in the following tables:

	Common Stock Options
	Fiscal 2010		Fiscal 2009		Fiscal 2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	5,791	$11.18	5,300	$10.27	4,644	$7.35
Granted	1,521	26.12	977	12.44	1,856	13.39
Exercised	(2,033)	8.41	(429)	2.86	(834)	3.02
Canceled	(243)	16.73	(57)	10.46	(366)	5.51

End of year	5,036	$16.55	5,791	$11.18	5,300	$10.27

Exercisable at end of year	2,272	$12.38	2,971	$8.99	2,296	$6.17

The Company completed an initial public offering during fiscal 2007 which resulted in compensation expense related to performance based grants of $425, $637 and $576 in fiscal 2010, 2009 and 2008, respectively. No performance-based options were granted during fiscal 2010, 2009 and 2008.

Cash received from option exercises under all share-based payment arrangements for fiscal 2010, 2009 and 2008 was $17,100, $1,228 and $2,517, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $13,373, $630 and $1,774, respectively, for fiscal 2010, 2009 and 2008.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

The following table presents information related to options outstanding and options exercisable at January 29, 2011, under the Amended Plan, the 2002 Plan and the 2007 Plan based on ranges of exercise prices:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual Life	Average	Number	Contractual Life	Average
Options outstanding	Options	(Years)	Exercise Price	of Options	(Years)	Exercise Price

$ 0.02 - 0.17	11	2	$.17	11	2	$.17
0.18 - 1.11	44	4	1.11	44	4	1.11
1.12 - 2.62	258	3	2.44	258	3	2.44
2.63 - 4.12	279	5	3.48	279	5	3.48
4.13 - 9.18	180	7	8.03	123	6	8.84
9.19 - 15.81	2,341	8	13.41	1,171	8	13.78
15.82 - 37.85	1,923	9	25.40	386	7	24.03

End of year	5,036	8	$16.55	2,272	7	$12.38

The aggregate intrinsic value of outstanding and exercisable options as of January 29, 2011 was $101,807 and $55,321, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 29, 2011 was $36.73 per share.

11.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Numerator for diluted net income per share — net income	$71,030	$39,356	$25,268
Denominator for basic net income per share — weighted-average common shares	58,959	57,915	57,425
Dilutive effect of stock options and non-vested stock	2,329	1,322	1,542

Denominator for diluted net income per share	61,288	59,237	58,967
Net income per common share:
Basic	$1.20	$0.68	$0.44
Diluted	$1.16	$0.66	$0.43

The denominator for diluted net income per common share for fiscal years 2010, 2009 and 2008 exclude 1,263, 3,809 and 3,101 employee options, respectively, due to their anti-dilutive effects.

l2.  Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2010, the Company match was 100% of the first 2% of eligible compensation. In fiscal 2009 and 2008, the Company match was between 40% and 50% of the first 3% of eligible compensation. For fiscal years 2010, 2009 and 2008, the Company match was $1,106, $600 and $437, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in accrued liabilities was $1,233 and $247 as of January 29, 2011 and January 30, 2010, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2010 and 2009. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in prepaid expense and other current assets was $1,232 and $229 as of January 29, 2011 and January 30, 2010, respectively.

13.	Valuation and qualifying accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
Description	of Period	Expenses	Deductions		of Period

Fiscal 2010
Allowance for doubtful accounts	$489	$189	$(421	)(a)	$257
Shrink reserve	1,869	5,191	(4,760)		2,300
Inventory — lower of cost or market reserve	4,014	881	(1,579)		3,316
Fiscal 2009
Allowance for doubtful accounts	$296	$432	$(239	)(a)	$489
Shrink reserve	2,005	4,590	(4,726)		1,869
Inventory — lower of cost or market reserve	2,364	2,481	(831)		4,014
Fiscal 2008
Allowance for doubtful accounts	$309	$209	$(222	)(a)	$296
Shrink reserve	1,745	3,785	(3,525)		2,005
Inventory — lower of cost or market reserve	1,801	1,840	(1,277)		2,364

(a)	Represents writeoff of uncollectible accounts

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements — (Continued)

14.	Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2010 and fiscal 2009. The Company uses a 13 week fiscal quarter ending on the last Saturday of the quarter.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$320,196	$321,804	$339,179	$473,659	$268,825	$273,539	$284,043	$396,364
Cost of sales	215,661	217,846	220,273	316,973	189,283	194,825	192,372	269,722

Gross profit	104,535	103,958	118,906	156,686	79,542	78,714	91,671	126,642
Selling, general and administrative expenses	80,729	79,909	90,309	107,159	69,393	66,468	74,797	91,755
Pre-opening expenses	474	1,793	4,305	523	1,195	2,010	2,183	615

Operating income	23,332	22,256	24,292	49,004	8,954	10,236	14,691	34,272
Interest expense	118	214	244	179	671	645	441	445

Income before income taxes	23,214	22,042	24,048	48,825	8,283	9,591	14,250	33,827
Income tax expense	9,553	8,980	9,845	18,721	3,363	3,841	5,790	13,601

Net income	$13,661	$13,062	$14,203	$30,104	$4,920	$5,750	$8,460	$20,226

Net income per common share:
Basic	$0.23	$0.22	$0.24	$0.50	$0.09	$0.10	$0.15	$0.35
Diluted	$0.23	$0.22	$0.23	$0.49	$0.08	$0.10	$0.14	$0.34

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

Exhibits

					Incorporated by Reference
Exhibit			Filed		Exhibit		File	Filing
Number		Description of Document	Herewith	Form	Number		Number	Date

3.1		Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007
3.2		Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007
4.1		Specimen Common Stock Certificate		S-1	4.1		333-144405	10/11/2007
4.2		Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007
4.3		Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007
10.1		Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7		333-144405	8/17/2007
10	.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	(a)	333-144405	8/17/2007
10.2		Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9		333-144405	8/17/2007
10.3		Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10		333-144405	9/27/2007
10.4		Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17		001-33764	4/2/2009
10.5		Office Lease, dated as of April 17, 2007, between Ulta Salon, Cosmetics & Fragrance, Inc. and Bolingbrook Investors, LLC		S-1	10.13		333-144405	8/17/2007
10	.5(a)	Amendment to Lease, dated as of November 2007, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.5	(a)	001-33764	3/30/2010
10	.5(b)	Second Amendment to Lease, dated February 20, 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.1		001-33764	6/17/2008
10	.5(c)	Third Amendment to Lease, dated as of March 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.5	(c)	001-33764	3/30/2010
10	.5(d)	Fourth Amendment to Lease, dated as of May 3, 2010, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.6*	Lease, effective as of June 21, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		S-1	10.15		333-144405	9/27/2007
10	.6(a)	First Amendment to Lease, dated October 23, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.6	(a)	001-33764	3/30/2010

					Incorporated by Reference
Exhibit			Filed		Exhibit		File	Filing
Number		Description of Document	Herewith	Form	Number		Number	Date

10	.6(b)*	Second Amendment to Lease, dated March 17, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.2		001-33764	6/17/2008
10	.6(c)	Third Amendment to Lease, dated as of August 27, 2010, by and between The Lincoln National Life Insurance Company and Ulta Salon, Cosmetics & Fragrance, Inc.	X
10	.7*	Acceptance Letter and Commencement Date Agreement, dated March 24, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.3		001-33764	6/17/2008
10.8		Lease Agreement, dated June 22, 1999, between ULTA3 Cosmetics & Salon, Inc. and 1135 Arbor Drive Investors LLC		S-1	10.10		333-144405	8/17/2007
10	.8(a)	First Amendment to Lease Agreement, dated as of November 1, 2000, between Aetna Life Insurance Company c/o UBS Realty Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8(a	)	001-33764	3/30/2010
10	.8(b)	Second Amendment to Office/Showroom/ Warehouse Lease, dated as of April 27, 2009, between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8(b	)	001-33764	3/30/2010
10	.8(c)	Third Amendment to Lease, dated November 10, 2009, by and between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8(c	)	001-33764	3/30/2010
10.9		Amendment to Option Agreement with Grant Date March 24, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby		10-K	10.16(a	)	001-33764	4/2/2009
10.10		Succession agreement, dated as of April 23, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		8-K	10.1		001-33764	4/27/2010
10.11		Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2		001-33764	4/27/2010
10.12		First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.		10-Q	10.2(a	)	001-33764	6/3/2010
10.13		Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3		001-33764	4/27/2010
10.14		Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4		001-33764	4/27/2010
10.15		Loan and Security Agreement, dated August 31, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., and PNC Bank, National Association.		8-K	10.9.B		001-33764	9/7/2010

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of Document	Herewith	Form	Number	Number	Date

23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 30, 2011.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Carl S. Rubin Carl S. Rubin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Gregg R. Bodnar Gregg R. Bodnar	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 30, 2011

/s/ Hervé J.F. Defforey Hervé J.F. Defforey	Director	March 30, 2011

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	March 30, 2011

/s/ Dennis K. Eck Dennis K. Eck	Chairman of the Board of Directors	March 30, 2011

/s/ Charles Heilbronn Charles Heilbronn	Director	March 30, 2011

/s/ Lorna E. Nagler Lorna E. Nagler	Director	March 30, 2011

/s/ Charles J. Philippin Charles J. Philippin	Director	March 30, 2011

/s/ Yves Sisteron Yves Sisteron	Director	March 30, 2011