Form 10-Q
period 2011-04-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2011-06-07
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2011 was 61,197,344 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
TABLE OF CONTENTS

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	April 30,	January 29,	May 1,
(In thousands)	2011	2011	2010
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,811	$111,185	$8,670
Receivables, net	15,634	22,292	8,051
Merchandise inventories, net	255,547	218,516	228,082
Prepaid expenses and other current assets	32,513	32,790	29,134
Prepaid income taxes	4,233	10,684	—
Deferred income taxes	8,922	8,922	8,060

Total current assets	433,660	404,389	281,997

Property and equipment, net	332,147	326,099	285,766

Total assets	$765,807	$730,488	$567,763

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,510	$87,093	$60,693
Accrued liabilities	66,488	76,264	54,789
Accrued income taxes	—	—	6,740

Total current liabilities	147,998	163,357	122,222

Deferred rent	139,359	134,572	114,051
Deferred income taxes	29,084	30,026	20,952

Total liabilities	316,441	327,955	257,225
Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	April 30,	January 29,	May 1,
(In thousands, except per share data)	2011	2011	2010
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 61,577, 60,707 and 59,095 shares issued; 61,072, 60,202 and 58,590 shares outstanding; at April 30, 2011 (unaudited), January 29, 2011 and May 1, 2010 (unaudited), respectively	$616	$606	$591
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	363,103	339,576	304,965
Retained earnings	89,826	66,530	9,161

Total stockholders’ equity	449,366	402,533	310,538

Total liabilities and stockholders’ equity	$765,807	$730,488	$567,763

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended
	April 30,	May 1,
(In thousands, except per share data)	2011	2010

Net sales	$386,006	$320,196
Cost of sales	251,101	215,661

Gross profit	134,905	104,535

Selling, general and administrative expenses	94,615	80,729
Pre-opening expenses	1,230	474

Operating income	39,060	23,332
Interest expense	173	118

Income before income taxes	38,887	23,214
Income tax expense	15,591	9,553

Net income	$23,296	$13,661

Net income per common share:
Basic	$0.38	$0.23
Diluted	$0.37	$0.23

Weighted average common shares outstanding:
Basic	60,554	58,306
Diluted	62,758	60,276
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended
	April 30,	May 1,
(In thousands)	2011	2010

Operating activities
Net income	$23,296	$13,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,510	15,918
Deferred income taxes	(942)	—
Non-cash stock compensation charges	2,808	1,735
Excess tax benefits from stock-based compensation	(8,736)	(724)
Loss on disposal of property and equipment	477	197
Change in operating assets and liabilities:
Receivables	6,658	5,426
Merchandise inventories	(37,031)	(21,134)
Prepaid expenses and other assets	277	1,138
Income taxes	15,187	(3,317)
Accounts payable	(5,583)	4,306
Accrued liabilities	(14,271)	(7,722)
Deferred rent	4,787	333

Net cash provided by operating activities	4,437	9,817

Investing activities
Purchases of property and equipment	(19,540)	(7,698)

Net cash used in investing activities	(19,540)	(7,698)

Financing activities
Proceeds from issuance of common stock under stock plans	11,993	1,810
Excess tax benefits from stock-based compensation	8,736	724

Net cash provided by financing activities	20,729	2,534

Net increase in cash and cash equivalents	5,626	4,653
Cash and cash equivalents at beginning of period	111,185	4,017

Cash and cash equivalents at end of period	$116,811	$8,670

Supplemental cash flow information
Cash paid for income taxes	$1,346	$12,870

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$4,495	$3,322

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$402,533
Common stock options exercised	870	10	—	—	11,983	—	11,993
Net income for the three months ended April 30, 2011	—	—	—	—	—	23,296	23,296
Excess tax benefits from stock-based compensation	—	—	—	—	8,736	—	8,736
Stock compensation charge	—	—	—	—	2,808	—	2,808

Balance — April 30, 2011	61,577	$616	(505)	$(4,179)	$363,103	$89,826	$449,366

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of April 30, 2011, the Company operated 394 stores in 40 states, as shown in the table below:

State	Number of stores

Alabama	7
Arizona	23
Arkansas	3
California	33
Colorado	11
Connecticut	3
Delaware	1
Florida	29
Georgia	18
Illinois	34
Indiana	8
Iowa	4
Kansas	1
Kentucky	3
Louisiana	3
Maine	2
Maryland	6
Massachusetts	5
Michigan	11
Minnesota	9
Mississippi	3
Missouri	3
Nebraska	2
Nevada	6
New Jersey	12
New Mexico	1
New York	13
North Carolina	13
Ohio	11
Oklahoma	7
Oregon	4
Pennsylvania	17
Rhode Island	1
South Carolina	6
Tennessee	5
Texas	52
Utah	3
Virginia	11
Washington	6
Wisconsin	4

Total	394
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. All amounts are stated in thousands, with the exception of per share amounts and number of stores.
2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2011 and 2010 ended on April 30, 2011 and May 1, 2010, respectively.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Three months ended
	April 30, 2011	May 1, 2010
Volatility rate	54.4%	55.0%
Average risk-free interest rate	2.8%	3.1%
Average expected life (in years)	6.3	6.3
Dividend yield	None	None
The Company granted 45 and 109 stock options during the three months ended April 30, 2011 and May 1, 2010, respectively. The weighted-average grant date fair value of these options was $26.11 and $12.68, respectively.
The Company recorded stock compensation expense of $2,808 and $1,735 for the three months ended April 30, 2011 and May 1, 2010, respectively. At April 30, 2011, there was approximately $21,279 of unrecognized compensation expense related to unvested options and restricted stock.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three months ended April 30, 2011 and May 1, 2010. Total rent expense under operating leases was $21,857 and $19,459 for the three months ended April 30, 2011 and May 1, 2010, respectively.
General litigation — In May 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, the Company filed its answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although the Company continues to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind it, the Company agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement amount is not material.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
4. Notes payable
The Company’s credit facility is with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. The facility provides maximum credit of $200,000 through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory, and contains a $10,000 subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $200,000. The Company’s tangible net worth was $449,366 at April 30, 2011. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.
As of April 30, 2011 and January 29, 2011, the Company had no borrowings outstanding under the credit facility.
5. Fair Value Measurements
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
As of April 30, 2011, the Company held financial liabilities of $1,826 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.
6. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended
	April 30,	May 1,
	2011	2010

Net income	$23,296	$13,661

Denominator for basic net income per share — weighted-average common shares	60,554	58,306
Dilutive effect of stock options and non-vested stock	2,204	1,970

Denominator for diluted net income per share	62,758	60,276

Net income per common share:
Basic	$0.38	$0.23
Diluted	$0.37	$0.23
The denominators for diluted net income per common share for the three months ended April 30, 2011 and May 1, 2010 exclude 189 and 803 employee stock options, respectively, due to their anti-dilutive effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 29, 2011. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 21,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of April 30, 2011, we operated 394 stores across 40 states.
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

General economic conditions
Economic conditions in the U.S. have begun to show signs of improvement, however, the recovery has been sluggish and economic growth weak. The U.S. credit markets have also stabilized and credit availability has improved compared to the recent recessionary period. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs, and consumer perception of economic conditions, among others. While the U.S. retail and credit market environments are currently stable, sudden negative changes in one or more of the factors that affect consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.
Current business trends
We recorded an 11.1% comparable store sales increase during the first quarter of fiscal 2011. We do not expect the low double digit comparable store sales increases, which began in first quarter fiscal 2010, to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.
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
Pre-opening expenses include non-capital expenditures during the period prior to store opening for new, remodeled and relocated stores including rent during the construction period for new and relocated stores, store set-up labor, management and employee training and grand opening advertising.
Interest expense includes interest costs and unused facility fees associated with our credit facility, which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility may be used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.
Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2011 and 2010 ended on April 30, 2011 and May 1, 2010, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Three months ended
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010

	(Dollars in thousands)		(Percentage of net sales)
Net sales	$386,006	$320,196	100.0%	100.0%
Cost of sales	251,101	215,661	65.1%	67.4%

Gross profit	134,905	104,535	34.9%	32.6%

Selling, general and administrative expenses	94,615	80,729	24.5%	25.2%
Pre-opening expenses	1,230	474	0.3%	0.1%

Operating income	39,060	23,332	10.1%	7.3%
Interest expense	173	118	0.0%	0.0%

Income before income taxes	38,887	23,214	10.1%	7.2%
Income tax expense	15,591	9,553	4.0%	3.0%

Net income	$23,296	$13,661	6.0%	4.3%

Other operating data:
Number of stores end of period	394	347
Comparable store sales increase	11.1%	10.8%
Comparison of three months ended April 30, 2011 to three months ended May 1, 2010
Net sales
Net sales increased $65.8 million, or 20.6%, to $386.0 million for the three months ended April 30, 2011, compared to $320.2 million for the three months ended May 1, 2010. Salon service sales increased $2.2 million, or 10.2%, to $23.8 million compared to $21.6 million in first quarter 2010. The sales increases are primarily due to comparable stores driving an increase of $34.4 million in net sales when compared to last year and an additional 47 net new stores operating since May 1, 2010 which contributed $31.4 million to net sales.
Our comparable store sales increase included a 9.5% increase in traffic and a 1.6% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.
Gross profit
Gross profit increased $30.4 million, or 29.1%, to $134.9 million for the three months ended April 30, 2011, compared to $104.5 million for the three months ended May 1, 2010. Gross profit as a percentage of net sales increased 230 basis points to 34.9% for the three months ended April 30, 2011, compared to 32.6% for the three months ended May 1, 2010. The increases in gross profit margin were primarily driven by:
•	130 basis points of leverage in fixed store costs due to increased comparable store sales levels; and

•	90 basis points improvement in merchandise margins driven by our marketing and merchandising strategies.

Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $13.9 million, or 17.2%, to $94.6 million for the three months ended April 30, 2011, compared to $80.7 million for the three months ended May 1, 2010. As a percentage of net sales, SG&A expenses decreased 70 basis points to 24.5% for the three months ended April 30, 2011, compared to 25.2% for the three months ended May 1, 2010. The leverage in SG&A expenses is primarily attributed to:
•	50 basis points of leverage of store and general and administrative expenses due to stronger comparable store sales levels; and

•	20 basis points of leverage in marketing expense attributed to the benefit of our cost efficiencies and stronger comparable store sales levels.
Pre-opening expenses
Pre-opening expenses increased $0.7 million to $1.2 million for the three months ended April 30, 2011, compared to $0.5 million for the three months ended May 1, 2010. During the three months ended April 30, 2011, we opened 5 new stores, relocated 1 store and remodeled 2 stores, compared to 2 new store openings and 1 relocated store during the three months ended May 1, 2010.
Interest expense
Interest expense was $0.2 million for the three months ended April 30, 2011, compared to $0.1 million for the three months ended May 1, 2010. We did not access our credit facility during the first quarter fiscal 2011. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $15.6 million for the three months ended April 30, 2011 represents an effective tax rate of 40.1%, compared to $9.6 million of tax expense representing an effective tax rate of 41.2% for the three months ended May 1, 2010. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.
Net income
Net income increased $9.6 million, or 70.5%, to $23.3 million for the three months ended April 30, 2011, compared to $13.7 million for the three months ended May 1, 2010. The increase is primarily related to the $30.4 million increase in gross profit, offset by a $13.9 million increase in SG&A expenses and a $6.0 million increase in income tax expense.
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
The following table presents a summary of our cash flows for the three months ended April 30, 2011 and May 1, 2010:

	Three months ended
	April 30,	May 1,
(In thousands)	2011	2010

Net cash provided by operating activities	$4,437	$9,817
Net cash used in investing activities	(19,540)	(7,698)
Net cash provided by financing activities	20,729	2,534

Net increase in cash and cash equivalents	$5,626	$4,653

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $255.5 million at April 30, 2011, compared to $228.1 million at May 1, 2010, representing an increase of $27.4 million. The increase is primarily due to the addition of 47 net new stores opened since May 1, 2010, offset by a 1.3% decrease in average inventory per store driven by management initiatives focused on leveraging store and supply chain inventories. The reduction in inventories for the three months ended April 30, 2011 did not affect our store in-stock levels or the customer experience.
Deferred rent liabilities were $139.4 million at April 30, 2011, an increase of $25.3 million compared to May 1, 2010. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 47 net new stores opened since May 1, 2010.
The $15.2 million cash flow benefit from income taxes is attributed to larger Federal income tax deductions due to accelerated bonus depreciation on fixed assets and a larger number of tax deductible stock option exercises and share sales deemed to be disqualifying dispositions compared to the prior period.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $19.5 million during the three months ended April 30, 2011, compared to $7.7 million during the three months ended May 1, 2010. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2011 and a shift in the pacing of our new store opening schedule in fiscal 2011 as compared to fiscal 2010.
Financing activities
Financing activities in fiscal 2011 consist principally of capital stock transactions. We had no borrowings outstanding under our credit facility as of April 30, 2011 and January 29, 2011. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.
Credit facility
The Company’s credit facility is with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. The facility provides maximum credit of $200 million through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory, and contains a $10 million subfacility for letters of credit. The new credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $200 million. Our tangible net worth was $449,366 at April 30, 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the new facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.

As of April 30, 2011 and January 29, 2011, we had no borrowings outstanding under the credit facility.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of April 30, 2011.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the three months ended April 30, 2011.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended January 29, 2011.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the three month period ended April 30, 2011. The interest expense recognized in our statement of income represents fees associated with the credit facility.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of April 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1.   Legal Proceedings
General litigation – In May 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, we filed our answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind us, we agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement amount is not material.
We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.
Item 1A.   Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.   Defaults Upon Senior Securities
None
Item 4.   [Removed and Reserved]
Item 5.   Other Information
None
Item 6.   Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance	X

101.SCH *	XBRL Taxonomy Extension Schema	X

101.CAL *	XBRL Taxonomy Extension Calculation	X

101.LAB *	XBRL Taxonomy Extension Labels	X

101.PRE *	XBRL Taxonomy Extension Presentation	X

101.DEF *	XBRL Taxonomy Extension Definition	X

*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 7, 2011 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer