Form 10-Q
period 2011-07-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2011-09-08
CIK 1403568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 1, 2011 was 61,347,990 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information
Item 1. Financial Statements
Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets

	July 30,	January 29,	July 31,
(In thousands)	2011	2011	2010
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,545	$111,185	$15,916
Receivables, net	19,939	22,292	11,418
Merchandise inventories, net	258,752	218,516	224,329
Prepaid expenses and other current assets	34,114	32,790	30,989
Prepaid income taxes	—	10,684	7,280
Deferred income taxes	8,922	8,922	8,060

Total current assets	464,272	404,389	297,992

Property and equipment, net	351,576	326,099	301,333

Total assets	$815,848	$730,488	$599,325

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,380	$87,093	$61,316
Accrued liabilities	73,745	76,264	68,833
Accrued income taxes	483	—	—

Total current liabilities	155,608	163,357	130,149

Deferred rent	153,159	134,572	120,313
Deferred income taxes	29,049	30,026	20,952

Total liabilities	337,816	327,955	271,414

Commitments and contingencies (note 3)
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Balance Sheets (continued)

	July 30,	January 29,	July 31,
(In thousands, except per share data)	2011	2011	2010
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 61,693, 60,707 and 59,365 shares issued; 61,188, 60,202 and 58,860 shares outstanding; at July 30, 2011 (unaudited), January 29, 2011 and July 31, 2010 (unaudited), respectively	$617	$606	$594
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	367,863	339,576	309,273
Retained earnings	113,731	66,530	22,223

Total stockholders’ equity	478,032	402,533	327,911

Total liabilities and stockholders’ equity	$815,848	$730,488	$599,325

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Income
(unaudited)

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$394,567	$321,804	$780,573	$642,000
Cost of sales	260,280	217,846	511,381	433,507

Gross profit	134,287	103,958	269,192	208,493

Selling, general and administrative expenses	90,811	79,909	185,426	160,638
Pre-opening expenses	3,816	1,793	5,046	2,267

Operating income	39,660	22,256	78,720	45,588
Interest expense	147	214	320	332

Income before income taxes	39,513	22,042	78,400	45,256
Income tax expense	15,608	8,980	31,199	18,533

Net income	$23,905	$13,062	$47,201	$26,723

Net income per common share:
Basic	$0.39	$0.22	$0.78	$0.46
Diluted	$0.38	$0.22	$0.75	$0.44

Weighted average common shares outstanding:
Basic	61,126	58,727	60,840	58,517
Diluted	63,241	60,672	63,013	60,505
See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended
	July 30,	July 31,
(In thousands)	2011	2010

Operating activities
Net income	$47,201	$26,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,400	31,593
Deferred income taxes	(977)	—
Non-cash stock compensation charges	5,196	4,222
Excess tax benefits from stock-based compensation	(10,049)	(924)
Loss on disposal of property and equipment	402	157
Change in operating assets and liabilities:
Receivables	2,353	2,059
Merchandise inventories	(40,236)	(17,381)
Prepaid expenses and other assets	(1,324)	(717)
Income taxes	21,216	(17,137)
Accounts payable	(5,713)	4,929
Accrued liabilities	(12,119)	6
Deferred rent	18,587	6,595

Net cash provided by operating activities	60,937	40,125

Investing activities
Purchases of property and equipment	(52,679)	(32,584)

Net cash used in investing activities	(52,679)	(32,584)

Financing activities
Proceeds from issuance of common stock under stock plans	13,053	3,434
Excess tax benefits from stock-based compensation	10,049	924

Net cash provided by financing activities	23,102	4,358

Net increase in cash and cash equivalents	31,360	11,899
Cash and cash equivalents at beginning of period	111,185	4,017

Cash and cash equivalents at end of period	$142,545	$15,916

Supplemental cash flow information
Cash paid for income taxes	$10,960	$35,670

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$9,600	$9,638

Ulta Salon, Cosmetics & Fragrance, Inc.
Statement of Stockholders’ Equity
(unaudited)

			Treasury —
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$402,533
Common stock options exercised	986	11	—	—	13,042	—	13,053
Net income for the six months ended July 30, 2011	—	—	—	—	—	47,201	47,201
Excess tax benefits from stock-based compensation	—	—	—	—	10,049	—	10,049
Stock compensation charge	—	—	—	—	5,196	—	5,196

Balance — July 30, 2011	61,693	$617	(505)	$(4,179)	$367,863	$113,731	$478,032

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.
Notes to Financial Statements
(unaudited)
1. Business and basis of presentation
Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of July 30, 2011, the Company operated 415 stores in 42 states, as shown in the table below:

	Number of		Number of
State	stores	State	stores
Alabama	7	Mississippi	3
Arizona	23	Missouri	4
Arkansas	3	Nebraska	2
California	36	Nevada	6
Colorado	11	New Hampshire	1
Connecticut	3	New Jersey	12
Delaware	1	New Mexico	1
Florida	30	New York	13
Georgia	18	North Carolina	16
Idaho	1	Ohio	12
Illinois	35	Oklahoma	7
Indiana	8	Oregon	5
Iowa	4	Pennsylvania	18
Kansas	3	Rhode Island	1
Kentucky	4	South Carolina	6
Louisiana	3	Tennessee	5
Maine	2	Texas	54
Maryland	6	Utah	3
Massachusetts	5	Virginia	11
Michigan	12	Washington	6
Minnesota	9	Wisconsin	5

		Total	415
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
The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and six months ended July 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012, or for any other future interim period or for any future year.
These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2. Summary of significant accounting policies
Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.
Fiscal quarter
The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2011 and 2010 ended on July 30, 2011 and July 31, 2010, respectively.
Share-based compensation
The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Six months ended
	July 30, 2011	July 31, 2010
Volatility rate	54.2%	58.8%
Average risk-free interest rate	2.4%	2.2%
Average expected life (in years)	6.3	4.8
Dividend yield	None	None
The Company granted 124 and 745 stock options during the six months ended July 30, 2011 and July 31, 2010, respectively. The weighted-average grant date fair value of these options was $28.62 and $11.38, respectively.
The Company recorded stock compensation expense of $2,388 and $2,487 for the three months ended July 30, 2011 and July 31, 2010, respectively. The Company recorded stock compensation expense of $5,196 and $4,222 for the six months ended July 30, 2011 and July 31, 2010, respectively. At July 30, 2011, there was approximately $21,290 of unrecognized compensation expense related to unvested options and restricted stock.
3. Commitments and contingencies
Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and six months ended July 30, 2011 and July 31, 2010. Total rent expense under operating leases was $23,127 and $20,135 for the three months ended July 30, 2011 and July 31, 2010, respectively. Total rent expense under operating leases was $44,984 and $39,594 for the six months ended July 30, 2011 and July 31, 2010, respectively.
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

4. Notes payable
The Company’s credit facility is with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. The facility provides maximum credit of $200,000 through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200,000 or a percentage of eligible owned inventory, and contains a $10,000 subfacility for letters of credit. The credit facility agreement contains a restrictive financial covenant requiring the Company to maintain tangible net worth of not less than $200,000. The Company’s tangible net worth was $478,032 at July 30, 2011. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.
As of July 30, 2011 and January 29, 2011, the Company had no borrowings outstanding under the credit facility.
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
As of July 30, 2011, the Company held financial liabilities of $1,936 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.
6. Net income per common share
The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net income	$23,905	$13,062	$47,201	$26,723

Denominator for basic net income per share — weighted-average common shares	61,126	58,727	60,840	58,517
Dilutive effect of stock options and non-vested stock	2,115	1,945	2,173	1,988

Denominator for diluted net income per share	63,241	60,672	63,013	60,505

Net income per common share:
Basic	$0.39	$0.22	$0.78	$0.46
Diluted	$0.38	$0.22	$0.75	$0.44

The denominators for diluted net income per common share for the three months ended July 30, 2011 and July 31, 2010 exclude 124 and 1,061 employee stock options, respectively, due to their anti-dilutive effects.
The denominators for diluted net income per common share for the six months ended July 30, 2011 and July 31, 2010 exclude 252 and 1,061 employee stock options, respectively, due to their anti-dilutive effects.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.
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
We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of July 30, 2011, we operated 415 stores across 42 states.
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
General economic conditions
Economic conditions in the U.S. have become more uncertain in recent weeks. The U.S. credit downgrade in August, 2011 coupled with the continued fiscal stress in Europe, have resulted in wild fluctuations in the U.S. stock markets and negatively impacted consumer sentiment. While the U.S. credit markets have stabilized and credit availability has improved compared to the recent recessionary period, economic growth is expected to continue to be weak. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs, and consumer perception of economic conditions, among others. Sudden negative changes in one or more of the factors that affect consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.
Current business trends
We recorded an 11.2% comparable store sales increase during the first half of fiscal 2011. We do not expect the low double digit comparable store sales increases, which began in first quarter fiscal 2010, to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.
Basis of presentation
The company has determined its operating segments on the same basis that it uses to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.
Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and the time of shipment in the case of Internet sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.
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
Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:
•	the general national, regional and local economic conditions and corresponding impact on consumer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:
•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;

•	salon payroll and benefits;

•	customer loyalty program expense; and

•	shrink and inventory valuation reserves.
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
Interest expense includes interest costs and unused facility fees associated with our credit facility, which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility may be used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash on hand and cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.
Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations
Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2011 and 2010 ended on July 30, 2011 and July 31, 2010, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.
The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$394,567	$321,804	$780,573	$642,000
Cost of sales	260,280	217,846	511,381	433,507

Gross profit	134,287	103,958	269,192	208,493

Selling, general and administrative expenses	90,811	79,909	185,426	160,638
Pre-opening expenses	3,816	1,793	5,046	2,267

Operating income	39,660	22,256	78,720	45,588
Interest expense	147	214	320	332
Income before income taxes	39,513	22,042	78,400	45,256
Income tax expense	15,608	8,980	31,199	18,533

Net income	$23,905	$13,062	$47,201	$26,723

Other operating data:
Number of stores end of period	415	356	415	356
Comparable store sales increase	11.3%	10.8%	11.2%	10.8%

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
(Percentage of net sales)	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	67.7%	65.5%	67.5%

Gross profit	34.0%	32.3%	34.5%	32.5%

Selling, general and administrative expenses	23.0%	24.8%	23.8%	25.0%
Pre-opening expenses	1.0%	0.6%	0.6%	0.4%

Operating income	10.1%	6.9%	10.1%	7.1%
Interest expense	0.0%	0.1%	0.0%	0.1%

Income before income taxes	10.0%	6.8%	10.0%	7.0%
Income tax expense	4.0%	2.8%	4.0%	2.9%

Net income	6.1%	4.1%	6.0%	4.2%

Comparison of three months ended July 30, 2011 to three months ended July 31, 2010
Net sales
Net sales increased $72.8 million, or 22.6%, to $394.6 million for the three months ended July 30, 2011, compared to $321.8 million for the three months ended July 31, 2010. Salon service sales increased $2.3 million, or 10.7%, to $23.8 million compared to $21.5 million in second quarter 2010. The net sales increases are due to comparable stores increases of $35.2 million and non-comparable stores increases of $37.6 million compared to the second quarter 2010..
Our comparable store sales increase included a 11.0% increase in traffic and a 0.3% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.
Gross profit
Gross profit increased $30.3 million, or 29.2%, to $134.3 million for the three months ended July 30, 2011, compared to $104.0 million for the three months ended July 31, 2010. Gross profit as a percentage of net sales increased 170 basis points to 34.0% for the three months ended July 30, 2011, compared to 32.3% for the three months ended July 31, 2010. The increases in gross profit margin were primarily driven by:
•	90 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	60 basis points of leverage in fixed store costs due to increased comparable store sales levels.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $10.9 million, or 13.6%, to $90.8 million for the three months ended July 30, 2011, compared to $79.9 million for the three months ended July 31, 2010. As a percentage of net sales, SG&A expenses decreased 180 basis points to 23.0% for the three months ended July 30, 2011, compared to 24.8% for the three months ended July 31, 2010. Approximately 80 basis points of the leverage in SG&A expense is attributed to the $2.8 million non-recurring compensation charge in the second quarter 2010. The remainder of the leverage in SG&A expenses is primarily attributed to store growth and comparable store sales increases.
Pre-opening expenses
Pre-opening expenses increased $2.0 million to $3.8 million for the three months ended July 30, 2011, compared to $1.8 million for the three months ended July 31, 2010. During the three months ended July 30, 2011, we opened 21 new stores and remodeled 15 stores, compared to 10 new store openings, 1 relocated store and 3 remodels during the three months ended July 31, 2010.
Interest expense
Interest expense was $0.1 million for the three months ended July 30, 2011, compared to $0.2 million for the three months ended July 31, 2010. We did not access our credit facility during the second quarter fiscal 2011. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $15.6 million for the three months ended July 30, 2011 represents an effective tax rate of 39.5%, compared to $9.0 million of tax expense representing an effective tax rate of 40.7% for the three months ended July 31, 2010. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.
Net income
Net income increased $10.8 million, or 83.0%, to $23.9 million for the three months ended July 30, 2011, compared to $13.1 million for the three months ended July 31, 2010. The increase is primarily related to the $30.3 million increase in gross profit, offset by a $10.9 million increase in SG&A expenses and a $6.6 million increase in income tax expense.

Comparison of six months ended July 30, 2011 to six months ended July 31, 2010
Net sales
Net sales increased $138.6 million, or 21.6%, to $780.6 million for the six months ended July 30, 2011, compared to $642.0 million for the six months ended July 31, 2010. Salon service sales increased $4.5 million, or 10.4%, to $47.6 million compared to $43.1 million in the first six months of fiscal 2010. The net sales increases are due to comparable stores increases of $69.7 million and non-comparable stores increases of $68.9 million compared to the first six months of fiscal 2010.
Our comparable store sales increase included a 10.2% increase in traffic and a 1.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.
Gross profit
Gross profit increased $60.7 million, or 29.1%, to $269.2 million for the six months ended July 30, 2011, compared to $208.5 million for the six months ended July 31, 2010. Gross profit as a percentage of net sales increased 200 basis points to 34.5% for the six months ended July 30, 2011, compared to 32.5% for the six months ended July 31, 2010. The increases in gross profit margin were primarily driven by:
•	90 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	90 basis points of leverage in fixed store costs due to increased comparable store sales levels.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses increased $24.8 million, or 15.4%, to $185.4 million for the six months ended July 30, 2011, compared to $160.6 million for the six months ended July 31, 2010. As a percentage of net sales, SG&A expenses decreased 120 basis points to 23.8% for the six months ended July 30, 2011, compared to 25.0% for the six months ended July 31, 2010. Approximately 40 basis points of the leverage in SG&A expense is attributed to the $2.8 million non-recurring compensation charge in the second quarter 2010. The remainder of the leverage in SG&A expenses is primarily attributed to store growth and comparable store sales increases.
Pre-opening expenses
Pre-opening expenses increased $2.7 million to $5.0 million for the six months ended July 30, 2011, compared to $2.3 million for the six months ended July 31, 2010. During the six months ended July 30, 2011, we opened 26 new stores, relocated 1 store and remodeled 17 stores, compared to 12 new store openings, 2 relocated stores and 3 remodeled stores during the six months ended July 31, 2010.
Interest expense
Interest expense was $0.3 million for the six months ended July 30, 2011, compared to $0.3 million for the six months ended July 31, 2010. We did not access our credit facility during the first half of fiscal 2011. Interest expense for the period represents various fees related to the credit facility.
Income tax expense
Income tax expense of $31.2 million for the six months ended July 30, 2011 represents an effective tax rate of 39.8%, compared to $18.5 million of tax expense representing an effective tax rate of 41.0% for the six months ended July 31, 2010. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.
Net income
Net income increased $20.5 million, or 76.6%, to $47.2 million for the six months ended July 30, 2011, compared to $26.7 million for the six months ended July 31, 2010. The increase is primarily related to the $60.7 million increase in gross profit, offset by a $24.8 million increase in SG&A expenses and a $12.7 million increase in income tax expense.

Liquidity and capital resources
Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, and for continued improvement in our information technology systems.
Our primary sources of liquidity are cash flows from operations, including changes in working capital and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or within several days of the related sale, while we typically have up to 30 days to pay our vendors.
Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, cash generated from operations and borrowings under our credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.
The following table presents a summary of our cash flows for the six months ended July 30, 2011 and July 31, 2010:

	Six months ended
	July 30,	July 31,
(In thousands)	2011	2010
Net cash provided by operating activities	$60,937	$40,125
Net cash used in investing activities	(52,679)	(32,584)
Net cash provided by financing activities	23,102	4,358

Net increase in cash and cash equivalents	$31,360	$11,899

Operating activities
Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.
Merchandise inventories were $258.8 million at July 30, 2011, compared to $224.3 million at July 31, 2010, representing an increase of $34.5 million. The increase is primarily due to the addition of 59 net new stores opened since July 31, 2010, offset by a 1.1% decrease in average inventory per store driven by management initiatives focused on leveraging store and supply chain inventories. The reduction in average inventory per store for the six months ended July 30, 2011 did not affect our store in-stock levels or the customer experience.
Deferred rent liabilities were $153.2 million at July 30, 2011, an increase of $32.9 million compared to July 31, 2010. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 59 net new stores opened since July 31, 2010.
The $21.2 million cash flow benefit from income taxes is attributed to larger federal income tax deductions due to accelerated bonus depreciation on fixed assets and a larger number of tax deductible stock option exercises and share sales deemed to be disqualifying dispositions compared to the prior year.
Investing activities
We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $52.7 million during the six months ended July 30, 2011, compared to $32.6 million during the six months ended July 31, 2010. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2011 and a shift in the pacing of our new store opening schedule in fiscal 2011 as compared to fiscal 2010.

Financing activities
Financing activities in fiscal 2011 consist principally of capital stock transactions. We had no borrowings outstanding under our credit facility as of July 30, 2011 and January 29, 2011. The zero outstanding borrowings position is due to a combination of factors including stronger than expected sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. While we expect the level of borrowings under the facility will be lower than historical amounts, we expect that we may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.
Credit facility
The Company’s credit facility is with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender. The facility provides maximum credit of $200 million through May 31, 2013 and is available for working capital and general corporate purposes. The facility provides maximum borrowings equal to the lesser of $200 million or a percentage of eligible owned inventory, and contains a $10 million subfacility for letters of credit. The credit facility agreement contains a restrictive financial covenant requiring us to maintain tangible net worth of not less than $200 million. Our tangible net worth was $478,032 at July 30, 2011. Substantially all of our assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 2.00% and the unused line fee is 0.25%.
As of July 30, 2011 and January 29, 2011, we had no borrowings outstanding under the credit facility.
Off-balance sheet arrangements
Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of July 30, 2011.
Contractual obligations
Our contractual obligations consist of operating lease obligations and our revolving line of credit under the credit facility. No material changes outside the ordinary course of business have occurred in our contractual obligations during the six months ended July 30, 2011.
Critical accounting policies and estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the first half of fiscal 2011. The interest expense recognized in our statement of income represents fees associated with the credit facility.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures over Financial Reporting
We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.
Based on management’s evaluation as of July 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the three months ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved]

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
In connection with the results of the non-binding advisory vote at the Company’s 2011 Annual Meeting of Stockholders concerning the frequency of an advisory vote on the compensation paid to the Company’s named executive officers, the Company’s Board of Directors (the “Board”), after consideration of the voting results and other factors, determined at a meeting held on September 7, 2011 that the Company will hold a non-binding advisory vote on the compensation of its named executive officers on an annual basis until the next required non-binding advisory vote on frequency, or until the Board elects to implement a different frequency for such advisory votes.
Item 6. Exhibits

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
Number	Description of document	Herewith	Form	Number	Number	Date
3.1	Amended and Restated Certificate of		S-1	3.1	333-144405	8/17/2007
Incorporation

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated		S-1	4.2	333-144405	8/17/2007
Registration Rights Agreement
between Ulta Salon, Cosmetics &
Fragrance, Inc. and the
stockholders party thereto

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief	X
Executive Officer pursuant to Rules
13a-14(a) and 15d-14(a) of the
Securities Exchange Act of 1934, as
adopted pursuant to section 302 of
the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief	X
Financial Officer pursuant to Rules
13a-14(a) and 15d-14(a) of the
Securities Exchange Act of 1934, as
adopted pursuant to section 302 of
the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief	X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 8, 2011 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.
By:	/s/ Carl S. Rubin
Carl S. Rubin
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer