Form 10-Q
period 2011-10-29
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2011-12-01
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 23, 2011 was 61,890,609 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I — Financial Information

Item 1. Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,657	$111,185	$8,351
Receivables, net	21,080	22,292	20,386
Merchandise inventories, net	354,891	218,516	301,559
Prepaid expenses and other current assets	40,223	32,790	33,366
Prepaid income taxes	505	10,684	6,310
Deferred income taxes	8,922	8,922	8,060

Total current assets	556,278	404,389	378,032

Property and equipment, net	373,794	326,099	331,390

Total assets	$930,072	$730,488	$709,422

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,043	$87,093	$120,245
Accrued liabilities	81,116	76,264	83,808

Total current liabilities	215,159	163,357	204,053

Deferred rent	161,023	134,572	134,878
Deferred income taxes	29,458	30,026	20,952

Total liabilities	405,640	327,955	359,883

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets (continued)

(In thousands, except per share data)	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 62,277, 60,707 and 59,842 shares issued; 61,772, 60,202 and 59,337 shares outstanding; at October 29, 2011 (unaudited), January 29, 2011 and October 30, 2010 (unaudited), respectively	$623	$606	$598
Treasury stock-common, at cost	(4,179)	(4,179)	(4,179)
Additional paid-in capital	387,489	339,576	316,694
Retained earnings	140,499	66,530	36,426

Total stockholders’ equity	524,432	402,533	349,539

Total liabilities and stockholders’ equity	$930,072	$730,488	$709,422

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$413,067	$339,179	$1,193,640	$981,179
Cost of sales	263,884	220,273	775,265	653,780

Gross profit	149,183	118,906	418,375	327,399

Selling, general and administrative expenses	100,997	90,309	286,423	250,947
Pre-opening expenses	3,958	4,305	9,004	6,572

Operating income	44,228	24,292	122,948	69,880
Interest expense	176	244	496	576

Income before income taxes	44,052	24,048	122,452	69,304
Income tax expense	17,284	9,845	48,483	28,378

Net income	$26,768	$14,203	$73,969	$40,926

Net income per common share:
Basic	$0.44	$0.24	$1.21	$0.70
Diluted	$0.42	$0.23	$1.17	$0.67

Weighted average common shares outstanding:
Basic	61,451	59,063	61,044	58,699
Diluted	63,419	61,057	63,173	60,723

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended
(In thousands)	October 29, 2011	October 30, 2010

Operating activities
Net income	$73,969	$40,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,625	47,698
Deferred income taxes	(568)	—
Non-cash stock compensation charges	8,223	7,399
Excess tax benefits from stock-based compensation	(18,127)	(2,309)
Loss (Gain) on disposal of property and equipment	612	(399)
Change in operating assets and liabilities:
Receivables	1,212	(6,909)
Merchandise inventories	(136,375)	(94,611)
Prepaid expenses and other current assets	(7,433)	(3,094)
Income taxes	28,306	(14,782)
Accounts payable	46,950	63,858
Accrued liabilities	(1,385)	11,556
Deferred rent	26,451	21,160

Net cash provided by operating activities	77,460	70,493

Investing activities
Purchases of property and equipment	(97,695)	(74,765)

Net cash used in investing activities	(97,695)	(74,765)

Financing activities
Proceeds from issuance of common stock under stock plans	21,580	6,297
Excess tax benefits from stock-based compensation	18,127	2,309

Net cash provided by financing activities	39,707	8,606

Net increase in cash and cash equivalents	19,472	4,334
Cash and cash equivalents at beginning of period	111,185	4,017

Cash and cash equivalents at end of period	$130,657	$8,351

Supplemental cash flow information
Cash paid for income taxes	$20,745	$43,160

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$6,237	$13,063

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury — Common Stock		Additional		Total

(In thousands, except per share data)	Issued Shares	Amount	Treasury Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$402,533
Common stock options exercised	1,570	17	—	—	21,563	—	21,580
Net income for the nine months ended October 29, 2011	—	—	—	—	—	73,969	73,969
Excess tax benefits from stock-based compensation	—	—	—	—	18,127	—	18,127
Stock compensation charge	—	—	—	—	8,223	—	8,223

Balance — October 29, 2011	62,277	$623	(505)	$(4,179)	$387,489	$140,499	$524,432

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(Unaudited)

1. Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 29, 2011, the Company operated 442 stores in 42 states, as shown in the table below:

State	Number of stores	State	Number of stores
Alabama	8	Mississippi	3
Arizona	23	Missouri	4
Arkansas	3	Nebraska	2
California	39	Nevada	6
Colorado	11	New Hampshire	1
Connecticut	3	New Jersey	12
Delaware	1	New Mexico	1
Florida	31	New York	14
Georgia	19	North Carolina	17
Idaho	1	Ohio	14
Illinois	35	Oklahoma	7
Indiana	8	Oregon	5
Iowa	4	Pennsylvania	18
Kansas	3	Rhode Island	1
Kentucky	6	South Carolina	6
Louisiana	4	Tennessee	7
Maine	2	Texas	56
Maryland	8	Utah	4
Massachusetts	6	Virginia	11
Michigan	15	Washington	7
Minnesota	11	Wisconsin	5

		Total	442

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the three and nine months ended October 29, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2011 and 2010 ended on October 29, 2011 and October 30, 2010, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	Nine months ended
	October 29, 2011	October 30, 2010

Volatility rate	54.0%	57.1%
Average risk-free interest rate	1.5%	2.2%
Average expected life (in years)	6.3	5.5
Dividend yield	None	None

The Company granted 595 and 1,377 stock options during the nine months ended October 29, 2011 and October 30, 2010, respectively. The weighted-average grant date fair value of these options was $34.74 and $12.84, respectively.

The Company recorded stock compensation expense of $3,027 and $3,177 for the three months ended October 29, 2011 and October 30, 2010, respectively. The Company recorded stock compensation expense of $8,223 and $7,399 for the nine months ended October 29, 2011 and October 30, 2010, respectively. At October 29, 2011, there was approximately $35,597 of unrecognized compensation expense related to unvested options and restricted stock.

3. Commitments and contingencies

Leases — The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the three and nine months ended October 29, 2011 and October 30, 2010. Total rent expense under operating leases was $24,713 and $21,645 for the three months ended October 29, 2011 and October 30, 2010, respectively. Total rent expense under operating leases was $69,697 and $61,239 for the nine months ended October 29, 2011 and October 30, 2010, respectively.

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

4. Notes payable

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the Lenders. The Loan Agreement extend the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

As of October 29, 2011 and October 30, 2010, the Company had no borrowings outstanding under its credit facility.

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

As of October 29, 2011, the Company held financial liabilities of $1,755 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6. Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net income	$26,768	$14,203	$73,969	$40,926

Denominator for basic net income per share –weighted-average common shares	61,451	59,063	61,044	58,699
Dilutive effect of stock options and non-vested stock	1,968	1,994	2,129	2,024

Denominator for diluted net income per share	63,419	61,057	63,173	60,723

Net income per common share:
Basic	$0.44	$0.24	$1.21	$0.70
Diluted	$0.42	$0.23	$1.17	$0.67

The denominators for diluted net income per common share for the three months ended October 29, 2011 and October 30, 2010 exclude 595 and 1,339 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the nine months ended October 29, 2011 and October 30, 2010 exclude 703 and 1,655 employee stock options, respectively, due to their anti-dilutive effects.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are conveniently located in high-traffic, primarily off-mall locations such as power centers and lifestyle centers with other destination retailers. As of October 29, 2011, we operated 442 stores across 42 states.

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

General economic conditions

Economic conditions in the U.S. continue to be uncertain. Fiscal stress in the U.S. and Europe has resulted in significant fluctuations in the U.S. stock markets and has negatively impacted consumer sentiment. While the U.S. credit markets have stabilized and credit availability has improved compared to the recent recessionary period, economic growth is expected to continue to be weak. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs, and consumer perception of economic conditions, among others. Sudden negative changes in one or more of the factors that affect consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.

Current business trends

We recorded an 10.7% comparable store sales increase during the first nine months of fiscal 2011. We do not expect the low double digit comparable store sales increases, which began in first quarter fiscal 2010, to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2011 and 2010 ended on October 29, 2011 and October 30, 2010, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our results of operations for the periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$413,067	$339,179	$1,193,640	$981,179
Cost of sales	263,884	220,273	775,265	653,780

Gross profit	149,183	118,906	418,375	327,399

Selling, general and administrative expenses	100,997	90,309	286,423	250,947
Pre-opening expenses	3,958	4,305	9,004	6,572

Operating income	44,228	24,292	122,948	69,880
Interest expense	176	244	496	576

Income before income taxes	44,052	24,048	122,452	69,304
Income tax expense	17,284	9,845	48,483	28,378

Net income	$26,768	$14,203	$73,969	$40,926

Other operating data:
Number of stores end of period	442	384	442	384
Comparable store sales increase	9.6%	12.2%	10.7%	11.3%

	Three months ended		Nine months ended
(Percentage of net sales)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9%	64.9%	64.9%	66.6%

Gross profit	36.1%	35.1%	35.1%	33.4%

Selling, general and administrative expenses	24.5%	26.6%	24.0%	25.6%
Pre-opening expenses	1.0%	1.3%	0.8%	0.7%

Operating income	10.7%	7.2%	10.3%	7.1%
Interest expense	0.0%	0.1%	0.0%	0.1%

Income before income taxes	10.7%	7.1%	10.3%	7.1%
Income tax expense	4.2%	2.9%	4.1%	2.9%

Net income	6.5%	4.2%	6.2%	4.2%

Comparison of three months ended October 29, 2011 to three months ended October 30, 2010

Net sales

Net sales increased $73.9 million, or 21.8%, to $413.1 million for the three months ended October 29, 2011, compared to $339.2 million for the three months ended October 30, 2010. Salon service sales increased $3.8 million, or 17.9%, to $25.0 million compared to $21.2 million in third quarter 2010. The net sales increases are due to comparable stores increases of $31.0 million and non-comparable stores increases of $42.9 million compared to the third quarter 2010.

Our 9.6% comparable store sales increase included a 6.6% increase in traffic and a 3.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $30.3 million, or 25.5%, to $149.2 million for the three months ended October 29, 2011, compared to $118.9 million for the three months ended October 30, 2010. Gross profit as a percentage of net sales increased 100 basis points to 36.1% for the three months ended October 29, 2011, compared to 35.1% for the three months ended October 30, 2010. The increases in gross profit margin were primarily driven by:

•	60 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	70 basis points of leverage in fixed store costs due to increased comparable store sales levels.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $10.7 million, or 11.8%, to $101.0 million for the three months ended October 29, 2011, compared to $90.3 million for the three months ended October 30, 2010. As a percentage of net sales, SG&A expenses decreased 210 basis points to 24.5% for the three months ended October 29, 2011, compared to 26.6% for the three months ended October 30, 2010. The leverage in SG&A expenses was primarily driven by:

•	120 basis points improvement in variable store and marketing expenses attributed to store growth and comparable store sales increases; and

•	60 basis points improvement in corporate overhead, excluding the fiscal 2010 non-recurring compensation charge, attributed to store growth and increased comparable store sales levels.

Pre-opening expenses

Pre-opening expenses decreased $0.3 million to $4.0 million for the three months ended October 29, 2011, compared to $4.3 million for the three months ended October 30, 2010. During the three months ended October 29, 2011, we opened 28 new stores compared to 30 new store openings during the three months ended October 30, 2010.

Interest expense

Interest expense was $0.2 million for the three months ended October 29, 2011 and the three months ended October 30, 2010, respectively. We did not utilize our credit facility during the third quarter fiscal 2011 or 2010. Interest expense for both periods represents various fees related to the credit facility.

Income tax expense

Income tax expense of $17.3 million for the three months ended October 29, 2011 represents an effective tax rate of 39.2%, compared to $9.8 million of tax expense representing an effective tax rate of 40.9% for the three months ended October 30, 2010. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.

Net income

Net income increased $12.6 million, or 88.5%, to $26.8 million for the three months ended October 29, 2011, compared to $14.2 million for the three months ended October 30, 2010. The increase is primarily related to the $30.3 million increase in gross profit, offset by a $10.7 million increase in SG&A expenses and a $7.5 million increase in income tax expense.

Comparison of nine months ended October 29, 2011 to nine months ended October 30, 2010

Net sales

Net sales increased $212.5 million, or 21.7%, to $1,193.6 million for the nine months ended October 29, 2011, compared to $981.2 million for the nine months ended October 30, 2010. Salon service sales increased $8.2 million, or 12.8%, to 72.5 million compared to $64.3 million in the first nine months of fiscal 2010. The net sales increases are due to comparable stores increases of $100.7 million and non-comparable stores increases of $111.8 million compared to the first nine months of fiscal 2010.

Our 10.7% comparable store sales increase included a 9.0% increase in traffic and a 1.7% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $91.0 million, or 27.8%, to $418.4 million for the nine months ended October 29, 2011, compared to $327.4 million for the nine months ended October 30, 2010. Gross profit as a percentage of net sales increased 170 basis points to 35.1% for the nine months ended October 29, 2011, compared to 33.4% for the nine months ended October 30, 2010. The increases in gross profit margin were primarily driven by:

•	80 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	80 basis points of leverage in fixed store costs due to increased comparable store sales levels.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $35.5 million, or 14.1%, to $286.4 million for the nine months ended October 29, 2011, compared to $250.9 million for the nine months ended October 30, 2010. As a percentage of net sales, SG&A expenses decreased 160 basis points to 24.0% for the nine months ended October 29, 2011, compared to 25.6% for the nine months ended October 30, 2010. The leverage in SG&A expenses was primarily driven by:

•	60 basis points improvement in store variable and marketing expenses attributed to store growth and comparable store sales increases; and

•	60 basis points improvement in corporate overhead, excluding the fiscal 2010 non-recurring compensation charge, attributed to store growth and increased comparable store sales levels.

Pre-opening expenses

Pre-opening expenses increased $2.4 million to $9.0 million for the nine months ended October 29, 2011, compared to $6.6 million for the nine months ended October 30, 2010. During the nine months ended October 29, 2011, we opened 54 new stores, relocated 2 stores and remodeled 17 stores, compared to 42 new store openings, 4 relocated stores and 13 remodeled stores during the nine months ended October 30, 2010.

Interest expense

Interest expense was $0.5 million for the nine months ended October 29, 2011, compared to $0.6 million for the nine months ended October 30, 2010. We did not utilize our credit facility during the first nine months of fiscal 2011 or 2010. Interest expense for both periods represents various fees related to the credit facility.

Income tax expense

Income tax expense of $48.5 million for the nine months ended October 29, 2011 represents an effective tax rate of 39.6%, compared to $28.4 million of tax expense representing an effective tax rate of 40.9% for the nine months ended October 30, 2010. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.

Net income

Net income increased $33.1 million, or 80.7%, to $74.0 million for the nine months ended October 29, 2011, compared to $40.9 million for the nine months ended October 30, 2010. The increase is primarily related to the $91.0 million increase in gross profit, offset by a $35.5 million increase in SG&A expenses and a $20.1 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the nine months ended October 29, 2011 and October 30, 2010:

	Nine months ended
(In thousands)	October 29, 2011	October 30, 2010

Net cash provided by operating activities	$77,460	$70,493
Net cash used in investing activities	(97,695)	(74,765)
Net cash provided by financing activities	39,707	8,606

Net increase in cash and cash equivalents	$19,472	$4,334

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $354.9 million at October 29, 2011, compared to $301.6 million at October 30, 2010, representing an increase of $53.3 million. The increase is primarily due to the addition of 58 net new stores opened since October 30, 2010. Average inventory per store for the nine months ended October 29, 2011 increased 2.2% compared to the prior year. The increase in average per store inventory is consistent with our plans and reflects our initiative to bring our holiday inventory in through our supply chain earlier than last year.

Deferred rent liabilities were $161.0 million at October 29, 2011, an increase of $26.1 million compared to October 30, 2010. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 58 net new stores opened since October 30, 2010.

The $28.3 million cash flow benefit from income taxes is attributed to larger federal income tax deductions due to accelerated bonus depreciation on fixed assets and a larger number of tax deductible stock option exercises and share sales deemed to be disqualifying dispositions compared to the prior year.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $97.7 million during the nine months ended October 29, 2011, compared to $74.8 million during the nine months ended October 30, 2010. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2011 and a shift in the pacing of our new store opening schedule in fiscal 2011 as compared to fiscal 2010.

Financing activities

Financing activities in fiscal 2011 consist principally of capital stock transactions. We had no borrowings outstanding under our credit facility as of October 29, 2011 and January 29, 2011. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

Credit facility

On October 19, 2011, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among us and the Lenders. The Loan Agreement extend the maturity of our credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200 million or a percentage of eligible owned inventory, contains a $10 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50 million, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of ours assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

As of October 29, 2011 and October 30, 2010, we had no borrowings outstanding under our credit facility.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of October 29, 2011.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit under the credit facility. No material changes outside the ordinary course of business have occurred in our contractual obligations during the nine months ended October 29, 2011.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the first nine months of fiscal 2011. The interest expense recognized in our statement of income represents fees associated with the credit facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.

Based on management’s evaluation as of October 29, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1	001-33764	10/25/2011

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

101.INS*	XBRL Instance	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation	X

101.LAB*	XBRL Taxonomy Extension Labels	X

101.PRE*	XBRL Taxonomy Extension Presentation	X

101.DEF*	XBRL Taxonomy Extension Definition	X

*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 1, 2011 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin
President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer