Form 10-K
period 2012-01-28
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2012-03-28
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes      ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 30, 2011, as reported on the NASDAQ Global Select Market, was approximately $3,034,284,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 22, 2012 was 62,474,444 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 28, 2012. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics  & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

One-Stop Shopping.     Our customers can satisfy all of their beauty needs at Ulta. We offer a unique combination of over 20,000 prestige and mass beauty products organized by category in a bright, open store environment. The beauty products are arranged in self-service displays and full-service boutiques in a way that encourages our customers to play, touch, test, learn and explore. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores.

Our Value Proposition.     We believe our focus on delivering a compelling value proposition to our customers across all of our product categories is fundamental to our customer loyalty. For example, we run frequent promotions and coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program.

An Off-Mall Location.     Our stores are predominately located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our displays, store design and open layout allow us the flexibility to respond to consumer trends and changes in our merchandising strategy.

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

Our unique customer experience.    We combine the value and convenience of a beauty superstore with the distinctive environment and experience of a specialty retailer. We cater to the woman who loves to indulge in shopping for beauty products as well as the woman who is time constrained and comes to the store knowing exactly what she wants. Our distribution infrastructure consistently delivers an in-stock rate of greater than 95%, so our customers know they will find the products they are looking for. Our well-trained beauty consultants are not commission-based and therefore can provide unbiased and customized advice tailored to our customers’ needs. Together with our customer service strategy, our store locations, layout and design help create our unique retail shopping experience, which we believe increases both the frequency and length of our customers’ visits.

Retail format poised to benefit from shifting channel dynamics.    Over the past several years, the approximately $93 billion beauty products and salon services industry has experienced significant changes, including a shift in how manufacturers distribute and customers purchase beauty products. This has enabled the specialty retail channel in which we operate to grow at a greater rate than the industry overall since at least 2000. We are capitalizing on these trends by offering a primarily off-mall, service-oriented specialty retail concept with a comprehensive product mix across categories and price points.

Loyal and active customer base.    We have over nine million customer loyalty program members. We utilize this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We employ a broad range of media, including digital, catalogs and newspaper inserts, to entertain and educate our customers and, most importantly, to drive traffic to our stores.

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

Experienced management team.    We have an experienced senior management team with extensive retail experience that brings a creative merchandising approach and a disciplined operating philosophy to our business. We continue to expand the depth of our management team at all levels and in all functional areas to support our growth strategy.

Growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by pursuing the following primary growth strategies:

Accelerate pace of new store expansion and grow to over 1,000 stores in the United States.    We continue to believe that over the long-term, we have the potential to grow our store base to over 1,000 Ulta stores in the

United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to continue opening stores both in markets in which we currently operate and new markets. As the economy continues to recover, we have been successful in opening new stores in diverse markets across the United States allowing us to increase our new store growth rates back to historical levels consistent with our long-term target of 15% to 20%.

We opened 61 new stores during fiscal 2011, representing a 16% increase in square footage growth and a 30% increase in the number of new stores opened compared to 47 in fiscal 2010. We also remodeled 17 stores and relocated 2 stores in fiscal 2011. Our fiscal 2011 and 2010 new store program represents primarily new stores opened in existing centers compared to prior years when the new store openings were more balanced between new and existing centers. This trend is expected to continue for several more years. The shift to more existing centers had no impact on new store performance.

	Fiscal Year
	2007	2008	2009	2010	2011
Total stores beginning of period	196	249	311	346	389
Stores opened	53	63	37	47	61
Stores closed	—	(1)	(2)	(4)	(1)

Total stores end of period	249	311	346	389	449
Stores remodeled	17	8	6	13	17
Total square footage	2,589,244	3,240,579	3,613,840	4,094,808	4,747,148
Average square footage per store	10,399	10,420	10,445	10,526	10,573

Continue expanding our offering by adding new products, brands and service offerings.     Our strategy is to continue to expand our portfolio of products, brands and services both by capitalizing on the success of our existing vendor relationships and by identifying and developing new vendor relationships. Over the last several years we have added new products from existing vendors across product categories. We have also added a number of new brands in recent years, most notably in our prestige category which is currently the beauty industry’s highest growth category. Brand additions include Mark Jacobs, Givenchy, Taylor Swift, Dolce and Gabanna and Coach in fragrance; Bliss, Clarisonic, Mario Badescu, Jack Black, The Art of Shaving, Dermalogica and Philosophy in skin care; Laura Geller, Butter London, Benefit, Cargo and Tarte in cosmetics; and Living Proof, Phyto, Ouidad and Pureology in hair care. We also offer haircare services in our full service salons as well as skin and brow services in each of our stores. We plan to continue expanding our portfolio of services in the future by establishing Ulta as a leading salon authority providing high quality and consistent services from our licensed stylists and introducing new beauty-related services.

Enhancing our successful loyalty program.     We have over nine million active customer loyalty members who are enrolled in our loyalty programs. Loyalty member transactions represent more than fifty percent of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. We have been converting loyalty members from our national certificate program to the ULTAmate Rewards program which is a points-based program. Currently slightly more than 20% of our stores are on the points-based program and we will be rolling additional markets onto this program in fiscal 2012. Both loyalty programs provide a robust database of information relative to customer information and shopping behavior which provides a significant long-term opportunity for CRM applications including enabling customer segmentation and one-on-one marketing communications tailored to our customers’ unique beauty needs.

Broaden our marketing reach.     We believe a key component of our success is the brand exposure we get from our marketing initiatives, which provide an effective means to introduce new products, brands and services to our existing and potential new customers. We have, historically, utilized primarily direct mail advertising, catalogues and newspaper inserts to communicate with our customers. Our national magazine print advertising campaign exposes potential new customers to our retail and e-commerce businesses. We plan to continue to leverage our print marketing while expanding our reach into other marketing channels including various broadcast formats, digital, social media and e-mail marketing. We plan to continue to focus on our in-store marketing and eventing as an additional means of educating our customers and increasing the frequency of their visits to our stores.

Enhancing and expanding our digital business.     Our website serves two roles: to generate direct channel sales and profits and as a vehicle to communicate with our customers in an interactive, enjoyable way to reinforce the Ulta brand and drive traffic to our stores. We continue to aggressively develop and add new website features and functionality, marketing programs, product assortment and new brands, and multi-channel integration points. We intend to establish ourselves over time as a leading online beauty resource by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, leading website features and functionality, and social media content. Through our continued enhancements and multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Improving our operating margin.     We plan to continue to improve our operating results by leveraging our infrastructure and continually optimizing the efficiency of our operations. We will continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale (POS) functions. We believe we will continue to improve our profitability by reducing our operating expenses as a percentage of net sales, in particular supply chain, general corporate overhead and fixed store expenses.

Our market

We operate within the large and steadily growing U.S. beauty products and salon services industry. This market represents approximately $93 billion in retail sales, according to Euromonitor International and IBIS World Inc. The approximately $53 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $40 billion salon services industry consists of hair, face and nail services.

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

As a result of this market transformation, there are a number of beauty brands pursuing new distribution channels for their products, such as specialty retail, spas and salons, direct response television (i.e., home shopping and infomercials) and the Internet. In addition, many smaller brands are selling their products through these channels due to the high fixed costs associated with operating in most department stores and to capitalize on consumers’ growing propensity to shop in these channels. According to industry sources, color cosmetics sales through these channels are projected to grow at a higher rate than sales of color cosmetics in total. There are a number of beauty brands that have built significant consumer awareness and sales by initially offering their products on direct response television. We benefit from offering brands that sell their products through this channel, as we experience increased store traffic and sales after these brands appear on television.

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

•

Generation X (born between 1965 and 1976):    Generation X is entering their peak earning years and represents a significant contributor to overall consumer spending, including beauty products. A survey by American Express showed that Generation X spends 60% more on beauty products than Baby Boomers. In addition, while prior generations grew up shopping in department stores and general merchandisers, Generation X has grown up shopping in specialty stores and we believe seeks a retail environment that combines a compelling experience, functionality, variety and location.

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

Stores

Our stores are predominately located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 61 stores in fiscal 2011 and the average investment required to open a new Ulta store is approximately $0.9 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of January 28, 2012, we operated 449 stores in 43 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. We have a formal store remodel program in place to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 17 stores in fiscal 2011. Our newer store prototype, including new stores and remodels, represents approximately 84% of our store base. We continue to evolve this program to update older stores with a consistent look and experience to drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. We also consider remodeling all relevant stores in a particular geography when appropriate, which allows us to present a consistent brand identity across an entire market. The average investment to remodel a store in fiscal 2011 was approximately $0.8 million. Each remodel takes approximately three months to complete, during which time we keep the store open.

Salon

We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with approximately eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room, semi-private shampoo and hair color processing areas. Each salon is a full-service salon offering hair cuts, hair coloring and permanent texture, with most salons also providing facials and waxing. We employ licensed professional stylists and estheticians that offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens, and at-home care recommendations.

Ulta.com

We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. The Ulta.com website and experience supports the key elements of the Ulta brand proposition and provides access to more than 11,000 beauty products from hundreds of brands. As Ulta.com continues to grow in terms of functionality and content, we expect it to become an even greater element in Ulta’s marketing programs and a more important resource for our customers to access product and store information, beauty trends and techniques, and buy from a larger assortment of product offerings.

Merchandising

Strategy

We focus on offering one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. A typical Ulta store carries over 20,000 prestige and mass beauty products. We present these products in an assisted self-service environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends and new product launches to keep Ulta’s product assortment fresh and relevant to our customers. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, offers a unique shopping experience for our customers. The products we sell can also be found in department stores, specialty stores, salons, mass merchandisers and drug stores, but we offer all of these products in one retail format so that our customer can find everything she needs in one stop. We believe we offer a compelling value proposition to our customers across all of our product categories. For example, we run frequent promotions and gift coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program.

We believe our private label products are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our customers’ perception of Ulta as a contemporary beauty destination. Ulta manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. Current Ulta cosmetics and bath brands have a strong following and we may expand our private label products into additional categories.

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

Organization

Our merchandising team reports directly to our CEO and consists of a Senior Vice President of Merchandising who oversees a team that includes approximately five category Vice Presidents and 27 Divisional Merchandise Managers, Senior Buyers, Buyers and Assistant/Associate Buyers. Our merchandising team works directly with our centralized merchandise planning group to ensure a consistent delivery of products across our store base.

Our planogram department assists the merchants and replenishment team to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions once or twice a year and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on every advertising event regarding strategic placement of promotional merchandise, along with functional and educational signage and creative product presentation standards, in all of our stores. All stores receive a centrally produced promotional planner for each event to ensure consistent implementation.

Planning and allocation

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with POS data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales histories from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitors the levels of clearance and aged inventory in our stores on a weekly basis.

Vendor relationships

We work with over 300 vendors. Our Senior Vice President of Merchandising has over 30 years of experience and each merchandising vice president has over 15 years of experience developing relationships in the industry with which he or she works. We have no long-term supply agreements or exclusive arrangements with our vendors. There continues to be vendor consolidation within the beauty products industry. Our top ten vendors represent approximately 53% of our total annual sales. These include vendors across all product categories, such as Bare Escentuals, Farouk Systems, L’Oréal, Procter & Gamble, and Coty, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement. We believe we have strong relationships with our vendors.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness and drive traffic to both our stores and website. Our marketing strategy complements a basic tenet of our business strategy, which is to provide our customers with an engaging and uplifting experience. We communicate this vision to our customers and prospective customers through a multi-media, multi-touchpoint approach. Our primary media expenditure is in direct mail catalogs and free-standing newspaper inserts. These vehicles allow the customer to see the breadth of our selection of prestige, mass and salon beauty products. We additionally engage our customers through an active growing social media dialog, targeted digital communications and broadcast compaigns.

In order to reach new customers and to establish Ulta as a national brand, we advertise in national beauty and lifestyle magazines such as Allure, Glamour, Lucky, and Self. These advertising channels have historically been successful in raising our brand awareness on a national level and driving additional sales from both existing and new customers. In conjunction with our national brand advertising, we have initiated a public relations strategy that focuses on reaching top tier magazine editors to ensure consistent messaging in beauty magazines as well as direct-to-customer efforts through multi-media channels.

Our digital marketing strategy complements our print media strategy. Ulta.com serves not only as an e-commerce site, but additionally as an extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand and product offerings and providing a 24 hour forum for loyalists to engage with the brand. This dual role for Ulta.com exists through online marketing strategies including search marketing, affiliate marketing, social networking, banner advertising, and other online marketing channels. Ulta.com’s email marketing programs are also effective in communicating with and driving sales from online and retail store customers.

Customer loyalty programs

We maintain two customer loyalty programs. Our national certificate program provides reward certificates for free beauty products. Customers earn purchase-based reward credit and redeem the related reward certificate during specific promotional periods throughout the year. We are also rolling out our ULTAmate Rewards program in which customers earn purchase-based points, valid for up to one year, which can be redeemed at any time. We have over nine million active loyalty program members.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, three to four assistant managers, and approximately twenty full and part-time associates, including approximately six to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon store sales and shrink. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations who in turn reports to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one to two estheticians. Our higher producing salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 3,500 Ulta salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified employees at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for our associates. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, internal promotes and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s vision and mission. Training for new store managers, prestige consultants and sales associates familiarizes them with beauty products and sales, opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We also have ongoing development programs that include operational training for hourly associates, prestige consultants, management and stylists. We provide continuing education to both salon professionals and retail associates throughout their careers at Ulta. In contrast to the sales teams at traditional department stores, our sales teams are not commissioned. Our prestige consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive a makeover or skin analysis.

Distribution

We operate two distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. The second distribution facility is in Phoenix, Arizona and is approximately 330,000 square feet in size. We intend to open a third distribution center, located in Chambersburg, Pennsylvania, in fiscal 2012 to support our future growth needs. The Chambersburg warehouse contains approximately 373,000 square feet.

Inventory is shipped from our suppliers to our distribution facilities. We carry over 20,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems, which have been upgraded or installed in the last two years. All products are bar-coded, which supports real-time inventory management and processing accuracy throughout the distribution center. Store replenishment order selection is performed using industry standard put-to-light and various other wireless technologies. Product is delivered to stores using a broad network of contract carriers.

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

Intellectual property

We have registered over 30 trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Salon Cosmetics Fragrance (and design), Ulta.com, and Ulta Beauty and two related designs. We maintain our marks on a docket system to monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada.

We believe our trademarks, especially those related to the Ulta brand, have significant value and are important to building brand recognition.

Government regulation

In our U.S. markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. The cosmetic, dietary supplement, food and over-the-counter (OTC) drug products we sell in our stores, including our Ulta branded products, are subject to regulation by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and State Attorneys General (AG) in the United States. Such regulations principally relate to the safety of ingredients, proper labeling, manufacturing, advertising, packaging and distribution of the products.

Products classified as cosmetics (as defined in the Food, Drug and Cosmetic (FDC) Act) are not subject to pre-market approval by the FDA, but the products and the ingredients must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific ingredients, labeling and manufacturing requirements. The labeling of these products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Further, claims we make in advertising, including claims about the safety or efficacy of products, pricing claims and environmental claims, are subject to regulation by the FTC and State AG’s who generally prohibit deceptive practices.

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

Associates

As of January 28, 2012, we employed approximately 4,500 people on a full-time basis and approximately 9,500 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.

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

The global economic crisis and volatility in global economic conditions and the financial markets as well as declines in consumer spending may adversely affect our business, financial condition, profitability, and cash flows.

The global economic crisis and volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to decreases in consumer spending across the economy. Increases in the levels of unemployment, energy costs, healthcare costs and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in consumer spending. While this decline has moderated, the level of consumer spending is not where it was prior to the global recession, and economic conditions could lead to further declines in consumer spending in the future. We offer a wide selection of beauty products and premium salon services. Continued uncertainty in the economy could adversely impact levels of consumer discretionary spending across all of our product categories including prestige beauty products and premium salon services. Additionally, there can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Reduced consumer spending could cause changes in customer order patterns and changes in the level of inventory purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability and cash flows.

Economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to recover, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could continue to make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development has adversely affected our new store program and could limit our future growth opportunities as long as the aforementioned conditions exist. Continued turbulence in the United States and international markets and economies and declines in consumer spending may adversely affect our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs, and could adversely affect our business, financial condition, profitability and cash flows.

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

The markets for beauty products and salon services are highly competitive with few barriers to entry even when economic conditions are favorable. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, Internet businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the quality of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

If we are unable to anticipate and fulfill the merchandise needs of the regions in which we operate, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of other key executive personnel, it could have a material adverse effect on our business, financial condition profitability and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

On March 8, 2012 we announced the implementation of a Chief Financial Officer succession plan after our current CFO, Gregg R. Bodnar, advised us that due to a family health issue he will be required to relocate and as such intends to step down from his current position at such time as a suitable successor CFO can be identified. In order to facilitate an orderly transition, Mr. Bodnar plans to remain in his present position pending the appointment of his successor and is expected to assist in the transition of his successor. There can be no assurance, however, that we will be able to timely identify a suitable successor Chief Financial Officer or that Mr. Bodnar’s services will be available to us through a transition period. Our inability to facilitate an orderly transition could have a material adverse effect on our business, financial condition, profitability and cash flows.

We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2011, we opened 61 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to over 1,000 stores in the United States. During fiscal 2011, the average investment required to open a typical new store was approximately $0.9 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We operate two distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we intend to open a third distribution center in fiscal 2012. Our failure to open our third distribution center in fiscal 2012 or to expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition, profitability and cash flows.

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 20,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. The failure of our information systems to perform as designed could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Unauthorized disclosure of confidential customer, associate or company information could damage out reputation, expose us to litigation and negatively impact our business.

We collect, process and retain sensitive and confidential customer and associate information as part of our normal course of business. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Despite the security measures we have in place, our systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Any security breach of customer, associate or company confidential information could result in damage to our reputation and result in lost sales, litigation, fines, or additional investments to fix or replace the systems that were breached. Any of these events could have a material adverse effect on our business, financial condition, profitability and cash flows.

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment or receipt of some of our merchandise, which would result in lost sales and could increase our costs.

We directly source the majority of our gift-with-purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could have a material adverse effect on our business, financial condition, profitability and cash flows or may require us to modify our current business practices and incur increased costs.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the current severe economic downturn which has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

Diversion of exclusive salon products, or a decision by manufacturers of exclusive salon products to utilize other distribution channels, could negatively impact our revenue from the sale of such products, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

We rely on our good relationships with vendors to purchase prestige, mass and salon beauty products on reasonable terms. If these relationships were to be impaired, or if certain vendors were to change their distribution model or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability and cash flows.

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

During fiscal 2011, merchandise supplied to Ulta by our top ten vendors accounted for approximately 53% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business, financial condition, profitability and cash flows.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

If our manufacturers are unable to produce products manufactured uniquely for Ulta, including Ulta branded products and gift-with-purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta, including Ulta branded products and gift-with-purchase and other promotional products. Our third-party manufacturers of Ulta products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We, as well as our vendors, are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our Ulta branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial conditions, profitability and cash flows.

•

In March 2010, comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (collectively, the “Acts”) was passed and signed into law. This healthcare reform legislation significantly expands healthcare coverage to many uninsured individuals and to those already insured. Due to the breadth and complexity of the healthcare reform legislation and the staggered implementation and uncertain timing of the regulations and lack of interpretive guidance, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. Additionally, because significant provisions of the Acts will become effective on various dates over the next several years, future changes could significantly impact any effects on our business that we previously anticipated.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior buildout of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation and could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our Ulta products and salon services may cause unexpected and undesirable side effects that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Unexpected and undesirable side effects caused by our Ulta products for which we have not provided sufficient label warnings, or salon services which may have been performed negligently, could result in the discontinuance of sales of our products or of certain salon services or prevent us from achieving or maintaining market acceptance of the affected products and services. Such side effects could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. These events could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Legal proceedings or third-party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing certain aspects of our business operations, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to products purchased from third-party vendors or our Ulta branded products and technology. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Increases in the demand for, or the price of, raw materials used to build and remodel our stores could hurt our profitability.

The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could have a material adverse effect on our business, financial condition, profitability and cash flows.

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which will reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. The cost of paper fluctuates significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.

We have a $200 million secured revolving credit facility with a term expiring October 2016. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

We may need to raise additional funds to pursue our growth strategy, and we may be unable to raise capital when needed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

There can be no assurance that we will declare dividends in the future.

Although we announced a special cash dividend on March 8, 2012 that is payable on May 15, 2012, any future dividend payments will be within the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are predominately located in convenient, high-traffic, locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a fixed 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 28, 2012, we operated 449 retail stores in 43 states, as shown in the table below:

State	Number of stores
Alabama	9
Arizona	23
Arkansas	3
California	39
Colorado	11
Connecticut	3
Delaware	1
Florida	31
Georgia	19
Idaho	1
Illinois	37
Indiana	8
Iowa	4
Kansas	3
Kentucky	6
Louisiana	4
Maine	2
Maryland	8
Massachusetts	6
Michigan	15
Minnesota	11
Mississippi	3
Missouri	4
Nebraska	2
Nevada	6
New Hampshire	1
New Jersey	13
New Mexico	1
New York	15
North Carolina	17
North Dakota	1
Ohio	14
Oklahoma	7
Oregon	5
Pennsylvania	18
Rhode Island	1
South Carolina	6
Tennessee	7
Texas	57
Utah	4
Virginia	11
Washington	7
Wisconsin	5

Total	449

As of January 28, 2012, we operated two distribution facilitates located in Romeoville, Illinois and Phoenix, Arizona. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2015. The Phoenix warehouse contains approximately 330,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each.

In August 2011, we entered into a lease for a distribution center located in Chambersburg, Pennsylvania. The Chambersburg warehouse contains approximately 373,000 square feet and is expected to open in fiscal 2012. The lease expires on March 31, 2027 and has three renewal options with terms of five years each.

Our principal executive office is in Bolingbrook, Illinois. The lease for the Bolingbrook office expires on August 31, 2018.

Item 3.     Legal Proceedings

General litigation — In May 2010, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, we filed our answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although we continue to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind us, we agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement was approved and became final in January 2012. The settlement amount was not material.

On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and intends to vigorously defend the matter.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.     Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position
Carl S. Rubin	52	President, Chief Executive Officer and Director
Gregg R. Bodnar	47	Chief Financial Officer and Assistant Secretary
Robert S. Guttman	59	Senior Vice President, General Counsel & Secretary

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

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2011 and 2010:

Fiscal Year 2011	High	Low
First quarter	$53.19	$36.73
Second quarter	68.70	49.61
Third quarter	72.86	48.89
Fourth quarter	78.80	64.09

Fiscal Year 2010	High	Low
First quarter	$25.36	$17.29
Second quarter	26.18	21.24
Third quarter	32.33	22.18
Fourth quarter	37.85	30.41

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 22, 2012 was $93.59 per share. As of March 22, 2012, we had 94 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend, which totals approximately $62 million, will be payable on May 15, 2012.

Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility as well as financial and other conditions existing at the time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2011:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Number of maximum shares that may yet to be purchased under plans or programs (2)
November 27, 2011 to December 24, 2011	672	68.37	—	—
December 25, 2011 to January 28, 2012	49,325	64.67	—	—

	49,997	64.72	—	—

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	During the fourth quarter of 2011, the Company did not have a formal plan or program for the repurchase of the Company’s common stock.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of January 28, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,559,395	$26.46	5,030,937
Equity compensation plans not approved by security holders	—	—	—

Total	3,559,395	$26.46	5,030,937

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s first trading day on October 25, 2007 through the end of Ulta’s fiscal year ended January 28, 2012. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS, and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.    Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except per share and per square foot data)
Income statement:
Net sales	$1,776,151	$1,454,838	$1,222,771	$1,084,646	$912,141
Cost of sales	1,159,311	970,753	846,202	752,939	628,495

Gross profit	616,840	484,085	376,569	331,707	283,646
Selling, general and administrative expenses	410,658	358,106	302,413	271,095	225,167
Pre-opening expenses	9,987	7,095	6,003	14,311	11,758

Operating income	196,195	118,884	68,153	46,301	46,721
Interest expense	587	755	2,202	3,943	4,542

Income before income taxes	195,608	118,129	65,951	42,358	42,179
Income tax expense	75,344	47,099	26,595	17,090	16,844

Net income	$120,264	$71,030	$39,356	$25,268	$25,335

Net income per common share:
Basic	$1.96	$1.20	$0.68	$0.44	$0.69
Diluted	$1.90	$1.16	$0.66	$0.43	$0.48
Weighted average common shares outstanding:
Basic	61,259	58,959	57,915	57,425	20,383
Diluted	63,334	61,288	59,237	58,967	53,293
Other operating data:
Comparable store sales increase(2)	10.9%	11.0%	1.4%	0.2%	6.4%
Number of stores end of year	449	389	346	311	249
Total square footage end of year	4,747,148	4,094,808	3,613,840	3,240,579	2,589,244
Total square footage per store(3)	10,573	10,526	10,445	10,420	10,399
Average total square footage(4)	4,413,236	3,811,597	3,459,628	2,960,355	2,283,935
Net sales per average total square foot(5)	$402	$382	$353	$366	$399
Capital expenditures	128,636	97,115	68,105	110,863	101,866
Depreciation and amortization	75,931	64,936	62,166	51,445	39,503
Balance sheet data:
Cash and cash equivalents	$253,738	$111,185	$4,017	$3,638	$3,789
Working capital	415,377	241,032	136,417	159,695	117,039
Property and equipment, net	376,985	326,099	290,861	292,224	236,389
Total assets	957,217	730,488	553,635	568,932	469,413
Total debt	—	—	—	106,047	74,770
Total stockholders’ equity	584,704	402,533	292,608	244,968	211,503

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(3)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(4)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(5)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 28, 2012. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We combine the unique elements of a beauty superstore with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our growth strategy, including growing our store base, expanding our product, brand and service offerings, enhancing our loyalty program, broadening our marketing channels, expanding our e-commerce business and improving our profitability by expanding operating margin. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.

Comparable store sales is a key metric that is monitored closely within the retail industry. Our comparable store sales have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales, including general U.S. economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others. We do not expect our 10.9% fiscal 2011 comparable store sales increase to continue into the future. Our long-term annual comparable store sales increase target is 3% to 5%.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 were 52 week years and are hereafter referred to as fiscal 2011, fiscal 2010 and fiscal 2009.

As of January 28, 2012, we operated 449 stores across 43 states. The following tables present the components of our results of operations for the periods indicated:

	Fiscal year ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except number of stores)
Net sales	$1,776,151	$1,454,838	$1,222,771
Cost of sales	1,159,311	970,753	846,202

Gross profit	616,840	484,085	376,569
Selling, general and administrative expenses	410,658	358,106	302,413
Pre-opening expenses	9,987	7,095	6,003

Operating income	196,195	118,884	68,153
Interest expense	587	755	2,202

Income before income taxes	195,608	118,129	65,951
Income tax expense	75,344	47,099	26,595

Net income	$120,264	$71,030	$39,356

Other operating data:
Number of stores end of period	449	389	346
Comparable store sales increase	10.9%	11.0%	1.4%

	Fiscal year ended
(Percentage of net sales)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.3%	66.7%	69.2%

Gross profit	34.7%	33.3%	30.8%
Selling, general and adminstrative expenses	23.1%	24.6%	24.7%
Pre-opening expenses	0.6%	0.5%	0.5%

Operating income	11.0%	8.2%	5.6%
Interest expense	0.0%	0.1%	0.2%

Income before income taxes	11.0%	8.1%	5.4%
Income tax expense	4.2%	3.2%	2.2%

Net income	6.8%	4.9%	3.2%

Fiscal year 2011 versus fiscal year 2010

Net sales

Net sales increased $321.4 million, or 22.1%, to $1,776.2 million in fiscal 2011 compared to $1,454.8 million in fiscal 2010. Salon service sales increased $12.1 million, or 14.0% to $98.5 million compared to $86.4 million in fiscal 2010. The sales increases are due to the opening of 60 net new stores in 2011 and a 10.9% increase in comparable store sales which was primarily due to a 10.1% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2011 as well as stores opened in fiscal 2010 which have not yet turned comparable, contributed $168.4 million of the net sales increase while comparable stores contributed $153.0 million of the total net sales increase. We attribute the increase in comparable store sales to our successful marketing and merchandise strategies.

Gross profit

Gross profit increased $132.7 million, or 27.4%, to $616.8 million in fiscal 2011, compared to $484.1 million, in fiscal 2010. Gross profit as a percentage of net sales increased 140 basis points to 34.7% in fiscal 2011 compared to 33.3% in fiscal 2010. The increase in gross profit margin in fiscal 2011 was primarily driven by:

•	80 basis points of leverage in fixed store costs attributed to the impact of significantly higher sales levels in fiscal 2011; and

•	70 basis points improvement in merchandise margin due primarily to improved promotional pricing and a shift in category mix towards higher margin product compared with fiscal 2010.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $52.6 million, or 14.7%, to $410.7 million in fiscal 2011 compared to $358.1 million in fiscal 2010. As a percentage of net sales, SG&A expenses decreased 150 basis points to 23.1% in fiscal 2011 compared to 24.6% in fiscal 2010. The leverage in SG&A expense was primarily driven by:

•	70 basis points improvement in variable store and marketing expense leverage attributed to costs efficiencies and higher sales volume; and

•	60 basis points in corporate overhead leverage, excluding the fiscal 2010 non-recurring compensation charge, attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $2.9 million, or 40.8%, to $10.0 million in fiscal 2011 compared to $7.1 million in fiscal 2010. During fiscal 2011, we opened 61 new stores, remodeled 17 stores and relocated 2 stores. During fiscal 2010, we opened 47 new stores and remodeled 13 stores and relocated 5 stores.

Interest expense

Interest expense was $0.6 million in fiscal 2011 and $0.8 million in fiscal 2010. Interest expense for both periods represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2011 or 2010.

Income tax expense

Income tax expense of $75.3 million in fiscal 2011 represents an effective tax rate of 38.5%, compared to fiscal 2010 tax expense of $47.1 million and an effective tax rate of 39.9%. The lower tax rate in fiscal 2011 is primarily due to a decrease in non-deductible compensation expense and increases in certain federal and state tax deductions and credits compared to fiscal 2010.

Net income

Net income increased $49.3 million, or 69.3%, to $120.3 million in fiscal 2011 compared to $71.0 million in fiscal 2010. The increase in net income was primarily due to an increase in gross profit of $132.7 million, which was offset by a $52.6 million increase in SG&A expenses and a $28.2 million increase in income tax expense.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for fiscal years 2011, 2010 and 2009:

	Fiscal year ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Net cash provided by operating activities	$220,887	$176,543	$172,827
Net cash used in investing activities	(128,636)	(97,115)	(68,105)
Net cash provided by (used in) financing activities	50,302	27,740	(104,343)

Net increase in cash and cash equivalents	$142,553	$107,168	$379

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $244.6 million at January 28, 2012, compared to $218.5 million at January 29, 2011, representing an increase of $26.1 million. The increase is due to the addition of 60 net new stores opened since January 29, 2011, offset by a 3.0% decrease in average inventory per store driven by our comparable store sales increases and management initiatives focused on leveraging store and supply chain inventories.

We had a current tax liability of $4.0 million at the end of fiscal 2011 compared to a prepaid asset of $10.7 million at the end of fiscal 2010. In fiscal 2010, we finalized the tax benefit estimates related to bonus depreciation on fixed assets and stock option exercises in the fourth quarter which resulted in tax deductions in excess of our year to date estimated tax payments. In fiscal 2011, we were able to better forecast the implications of those significant tax drivers as well as the resulting estimated tax payments.

Deferred rent liabilities were $163.5 million at January 28, 2012, an increase of $28.9 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 60 net new stores opened since January 29, 2011.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities primarily related to capital expenditures were $128.6 million in fiscal 2011, compared to $97.1 million and $68.1 million in fiscal 2010 and 2009, respectively. Capital expenditures increased in fiscal 2011 compared to fiscal 2010 due to the increase in our 2011 new store program. During fiscal 2011 we opened 61 new stores, remodeled 17 stores and relocated 2 stores, compared to 47 new stores, 13 remodels and 5 relocation during fiscal 2010 and 37 new stores, 6 remodels and 1 relocation during fiscal 2009.

Financing activities

Financing activities in fiscal 2011 and 2010 consist principally of capital stock transactions and the related income tax effects, while financing activities in fiscal 2009 consisted principally of draws and payments on our credit facility and capital stock transactions. Common stock repurchased in fiscal 2011 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2011 or 2010. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

Dividend

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend, which totals approximately $62 million, will be payable on May 15, 2012.

Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions included as part of our credit facility as well as financial and other conditions existing at the time.

Credit facility

On August 31, 2010, we terminated our credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender.

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extends the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

As of January 28, 2012 and January 29, 2011, the Company had no borrowings outstanding under its credit facility.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of January 28, 2012.

Contractual obligations

We lease retail stores, warehouses, corporate offices and certain equipment under operating leases with various expiration dates through fiscal 2027. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable. While a number of our store leases include contingent rentals, contingent rent amounts are insignificant.

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 28, 2012:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations(1)	$935,909	$123,945	$252,236	$221,551	$338,177

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2011 were $25.3 million.

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

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2011, 2010 and 2009.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2011.

The Company had an interest rate swap agreement with a notional amount of $25 million which was designated as a cash flow hedge. The agreement expired on January 31, 2010. The interest rate swap was recorded at fair value in fiscal 2009 and changes in market value related to the effective portion of the cash flow hedge was recorded as unrecognized gain or loss in accumulated other comprehensive income (loss) section of the stockholders’ equity in the balance sheets.

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

Based on management’s evaluation as of January 28, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 28, 2012, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 28, 2012. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 28, 2012 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 28, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 28, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 28, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 28, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 28, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of January 28, 2012 and January 29, 2011, and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 28, 2012 and January 29, 2011, and the related statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 28, 2012 and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2012

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

	January 28,	January 29,
(In thousands, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$253,738	$111,185
Receivables, net	26,153	22,292
Merchandise inventories, net	244,647	218,516
Prepaid expenses and other current assets	43,430	32,790
Prepaid income taxes	—	10,684
Deferred income taxes	12,264	8,922

Total current assets	580,232	404,389
Property and equipment, net	376,985	326,099

Total assets	$957,217	$730,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$86,442	$87,093
Accrued liabilities	74,411	76,264
Accrued income taxes	4,002	—

Total current liabilities	164,855	163,357
Deferred rent	163,463	134,572
Deferred income taxes	44,195	30,026

Total liabilities	372,513	327,955
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 62,764 and 60,707 shares issued; 62,209 and 60,202 shares outstanding; at January 28, 2012, and January 29, 2011, respectively	627	606
Treasury stock-common, at cost	(7,415)	(4,179)
Additional paid-in capital	404,698	339,576
Retained earnings	186,794	66,530

Total stockholders’ equity	584,704	402,533

Total liabilities and stockholders’ equity	$957,217	$730,488

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

	Fiscal year ended
(In thousands, except per share data)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$1,776,151	$1,454,838	$1,222,771
Cost of sales	1,159,311	970,753	846,202

Gross profit	616,840	484,085	376,569
Selling, general and administrative expenses	410,658	358,106	302,413
Pre-opening expenses	9,987	7,095	6,003

Operating income	196,195	118,884	68,153
Interest expense	587	755	2,202

Income before income taxes	195,608	118,129	65,951
Income tax expense	75,344	47,099	26,595

Net income	$120,264	$71,030	$39,356

Net income per common share:
Basic	$1.96	$1.20	$0.68
Diluted	$1.90	$1.16	$0.66
Weighted average common shares outstanding:
Basic	61,259	58,959	57,915
Diluted	63,334	61,288	59,237

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2012	2011	2010
Operating activities
Net income	$120,264	$71,030	$39,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,931	64,936	62,166
Deferred income taxes	10,827	7,741	3,143
Non-cash stock compensation charges	11,605	11,155	5,949
Excess tax benefits from stock-based compensation	(25,899)	(10,640)	(476)
Loss (gain) on disposal of property and equipment	1,324	(519)	(51)
Change in operating assets and liabilities:
Receivables	(3,861)	(8,815)	4,791
Merchandise inventories	(26,131)	(11,568)	6,654
Prepaid expenses and other current assets	(10,640)	(2,518)	(5,978)
Income taxes	40,585	(10,354)	19,885
Accounts payable	(651)	30,706	8,576
Accrued liabilities	(1,358)	14,535	16,382
Deferred rent	28,891	20,854	12,430

Net cash provided by operating activities	220,887	176,543	172,827
Investing activities
Purchases of property and equipment	(128,636)	(97,115)	(68,105)

Net cash used in investing activities	(128,636)	(97,115)	(68,105)
Financing activities
Stock options exercised	27,639	17,100	1,228
Excess tax benefits from stock-based compensation	25,899	10,640	476
Common stock repurchased	(3,236)	—	—
Proceeds on long-term borrowings	—	—	1,161,673
Payments on long-term borrowings	—	—	(1,267,720)

Net cash provided by (used in) financing activities	50,302	27,740	(104,343)

Net increase in cash and cash equivalents	142,553	107,168	379
Cash and cash equivalents at beginning of year	111,185	4,017	3,638

Cash and cash equivalents at end of year	$253,738	$111,185	$4,017

Supplemental cash flow information
Cash paid for interest	$—	$—	$2,440

Cash paid for income taxes (net of refunds)	$24,162	$49,871	$3,706

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(495)	$2,540	$(7,353)

Unrealized gain on interest rate swap hedge, net of tax	$—	$—	$631

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — January 31, 2009	58,245	$582	(505)	$(4,179)	$293,052	$(43,856)	$(631)	$244,968
Stock options exercised	429	4—		—	1,224	—	—	1,228
Unrealized gain on interest rate swap hedge, net of $411 income tax	—	—	—	—	—	—	631	631
Net income	—	—	—	—	—	39,356	—	39,356

Comprehensive income	—	—	—	—	—	—	—	39,987
Excess tax benefits from stock-based compensation	—	—	—	—	476	—	—	476
Stock compensation charge	—	—	—	—	5,949	—	—	5,949

Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$—	$292,608

Stock options exercised	2,033	20	—	—	17,080	—	—	17,100
Net income	—	—	—	—	—	71,030	—	71,030

Comprehensive income	—	—	—	—	—	—	—	71,030
Excess tax benefits from stock-based compensation	—	—	—	—	10,640	—	—	10,640
Stock compensation charge	—	—	—	—	11,155	—	—	11,155

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$—	$402,533

Stock options exercised and other awards	2,057	21	—	—	27,618	—	—	27,639
Common stock repurchased	—	—	(50)	(3,236)	—	—	—	(3,236)
Net income	—	—	—	—	—	120,264	—	120,264

Comprehensive income	—	—	—	—	—	—	—	120,264
Excess tax benefits from stock-based compensation	—	—	—	—	25,899	—	—	25,899
Stock compensation charge	—	—	—	—	11,605	—	—	11,605

Balance — January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$—	$584,704

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 28, 2012, the Company operated 449 stores in 43 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

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

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2012 (fiscal 2011), January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009) were 52 week years.

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

Receivables

Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $556 and $257 as of January 28, 2012 and January 29, 2011, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of January 28, 2012 and January 29, 2011.

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

Customer loyalty program

The Company maintains two customer loyalty programs. The Company’s national certificate program provides reward point certificates for free beauty products. Customers earn purchase-based reward points and redeem the related reward certificate during specific promotional periods during the year. The Company is also rolling out its ULTAmate Rewards program in which customers earn purchase-based points on an annual basis which can be redeemed at any time. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at January 28, 2012 and January 29, 2011 was $6,207 and $4,883, respectively. The cost of these programs, which was $17,200, $12,942 and $10,015 in fiscal 2011, 2010 and 2009, respectively, is included in cost of sales in the statements of income.

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

Revenue recognition

Net sales include merchandise sales and salon service revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $98,479, $86,484 and $76,627 for fiscal 2011, 2010 and 2009, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded at the time of shipment.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. During fiscal 2010, there was a change in facts and circumstances which resulted in the Company recognizing approximately $2.0 million of gift card breakage income which related primarily to gift cards sold in prior years. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $10,573 and $7,591 at January 28, 2012 and January 29, 2011, respectively, and is included in accrued liabilities – accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $99,446, $84,796 and $76,811 for fiscal 2011, 2010 and 2009, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $4,721 and $3,804 as of January 28, 2012 and January 29, 2011, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs related to our corporate office facilities; public company expense including Sarbanes-Oxley compliance expenses; stock-based compensation expense; depreciation and amortization for all assets except those related to our retail and warehouse operations which are included in cost of sales; and legal, finance, information systems and other corporate overhead costs.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with the Accounting Standards CodificationTM (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $11,605, $11,155 and $5,949 for fiscal 2011, 2010 and 2009, respectively (see Note 10, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles and stop loss coverage. Current stop loss coverage is $150 for employee health claims, $100 for general liability claims and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method (see Note 11, “Net income per common share”).

3.    Property and equipment

Property and equipment consist of the following:

	January 28, 2012	January 29, 2011
Equipment and fixtures	$256,479	$223,663
Leasehold improvements	256,487	233,997
Electronic equipment and software	126,790	105,808
Construction-in-progress	33,598	16,331

	673,354	579,799
Less accumulated depreciation and amortization	(296,369)	(253,700)

Property and equipment, net	$376,985	$326,099

The Company had no capitalized interest for fiscal 2011 and 2010 as a result of not utilizing the credit facility during the year.

4.    Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2011, 2010 and 2009. Total rent expense under operating leases was $94,175, $82,365 and $73,228 for fiscal 2011, 2010 and 2009, respectively. Future minimum lease payments under operating leases as of January 28, 2012, are as follows:

Operating
Fiscal year	Leases
2012	$123,945
2013	128,415
2014	123,821
2015	115,413
2016	106,138
2017 and thereafter	338,177

Total minimum lease payments	$935,909

Included in the operating lease schedule above is $132,028 of minimum lease payments for stores that will open in fiscal 2012. Also included in the schedule above is the Chambersburg, Pennsylvania distribution center which is expected to open in fiscal 2012.

General litigation — In May 2010, a putative employment class action lawsuit was filed against the Company and certain unnamed defendants in state court in California. The plaintiff and members of the proposed class are alleged to be (or have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. On June 21, 2010, the Company filed its answer to the lawsuit. On January 12, 2011, the Company and plaintiffs engaged in a voluntary mediation. Although the Company continues to deny plaintiffs’ allegations, in the interest of putting certain of the claims behind it, the Company agreed in principle to settle all claims of the putative class consisting of non-exempt hourly hair designers in the salon department within the California retail stores. The settlement, which is not an admission of liability, is subject to final documentation and Court approval. Counsel for the plaintiffs has agreed to dismiss without prejudice the claims of all other putative class members. The proposed settlement was approved and became final in January 2012. The settlement amount was not material.

On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and intends to vigorously defend the matter.

The Company is also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

5.    Accrued liabilities

Accrued liabilities consist of the following:

	January 28, 2012	January 29, 2011
Accrued vendor liabilities (including accrued property and equipment costs)	$10,868	$12,994
Accrued customer liabilities	17,978	16,543
Accrued payroll, bonus and employee benefits	24,449	25,221
Accrued taxes, other	7,619	8,843
Other accrued liabilities	13,497	12,663

Accrued liabilities	$74,411	$76,264

6.    Income taxes

The provision for income taxes consists of the following:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$53,495	$32,288	$20,296
State	11,022	7,070	2,744

Total current	64,517	39,358	23,040
Deferred:
Federal	10,796	8,076	3,237
State	31	(335)	318

Total deferred	10,827	7,741	3,555

Provision for income taxes	$75,344	$47,099	$26,595

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.7%	3.7%	3.0%
Other	(0.2%)	1.2%	2.3%

Effective tax rate	38.5%	39.9%	40.3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28, 2012	January 29, 2011
Deferred tax assets:
Reserves not currently deductible	$13,207	$10,433
Employee benefits	4,970	5,327
Net operating loss carryforwards	179	334
Accrued liabilities	3,499	3,202
Inventory valuation	1,570	311

Total deferred tax assets	23,425	19,607
Deferred tax liabilities:
Property and equipment	32,414	23,321
Deferred rent obligation	16,572	12,050
Prepaid expenses	6,370	5,340

Total deferred tax liabilities	55,356	40,711

Net deferred tax liability	$(31,931)	$(21,104)

At January 28, 2012, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $513, which expire between 2012 and 2014. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $930 at January 29, 2011. There was no reserve for uncertain tax positions at January 28, 2012. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. The decrease in the liability for income taxes associated with uncertain tax positions relates to a change in prior period position during fiscal 2011. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

	January 28, 2012	January 29, 2011
Balance at beginning of the period	$862	$5,110
Decrease in a change to a prior period position	(862)	—
Decrease attributable to audit settlements during the current period	—	(4,248)

Balance at the end of the period	$—	$862

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its financial statements. Income tax-related interest and penalties were insignificant for fiscal 2011, 2010 and 2009.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for the years before 2009 and, this applies to examinations by the State authorities before 2007.

7.    Notes payable

On August 31, 2010, the Company terminated its credit facility with Bank of America and entered into a new credit facility pursuant to a Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, JPMorgan Chase Bank, N.A. as a Lender, and PNC Bank, National Association, as a Lender.

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extends the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%. As of January 28, 2012 and January 29, 2011, the Company had no borrowings outstanding under the new credit facility.

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

The Company had an interest rate swap agreement with a notional amount of $25 million which was designated as a cash flow hedge. The agreement expired on January 31, 2010. The interest rate swap was recorded at fair value in fiscal 2009 and changes in market value related to the effective portion of the cash flow hedge were recorded as unrecognized gains or losses in the accumulated other comprehensive income (loss) section of the stockholders’ equity in the balance sheets.

The Company did not utilize its credit facility during fiscal 2011 or 2010.

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

As of January 28, 2012, the Company held financial liabilities of $1,855 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

10.    Share-based awards

Equity Incentive Plans

The Company has had a number of equity incentive plans over the years. The plans were adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees, directors, and consultants to promote the success of the Company’s business. Incentive compensation was awarded under the Amended and Restated Restricted Stock Option Plan until April 2002 and under the 2002 Equity Incentive Plan through July 2007, at which time the 2007 Incentive Award Plan was adopted. All of the plans generally provided for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vested over four years at the rate of 25% per year from the date of grant and most must be exercised within ten years. Options were granted with the exercise price equal to the fair value of the underlying stock on the date of grant.

2011 Incentive Award Plan

In June 2011, the Company adopted the 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock and cash-based awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. The 2011 Plan reserves for the issuance upon grant or exercise of awards up to 4,750 shares of the Company’s common stock plus 746 shares that were not issued under prior plans.

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Volatility rate	54.0%	56.9%	60.6%
Average risk-free interest rate	1.5%	2.2%	2.5%
Average expected life (in years)	6.3	5.6	5.3
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, the Company has elected to generally use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments. The Company does not currently pay a regular dividend.

The Company granted 621 stock options during fiscal 2011. The compensation cost that has been charged against income was $9,731, $9,918, and $5,949 for fiscal 2011, 2010, and 2009, respectively. The weighted-average grant date fair value of options granted in fiscal 2011, 2010 and 2009 was $34.81, $13.58 and $6.64, respectively. At January 28, 2012, there was approximately $32,156 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

The total intrinsic value of options exercised was $86,030, $42,118 and $4,783 in fiscal 2011, 2010 and 2009, respectively.

Restricted stock awards

During fiscal 2010, the Company granted restricted common shares to its newly appointed President and Chief Executive Officer. Restricted shares cannot be sold or otherwise transferred during the vesting period. The award cliff vested on December 29, 2011. The award was expensed on a straight-line basis over the 20 month vesting period. During fiscal 2011 the Company issued restricted stock to certain employees and its board of directors. Employee grants will vest over four years at the rate of 25% per year from the date of grant and director grants will generally cliff vest within one year. The compensation expense recorded in fiscal 2011 and 2010 was $1,874 and $1,237, respectively. At January 28, 2012 and January 29, 2011, unrecognized compensation cost related to restricted stock awards was $935 and $1,543, respectively.

A summary of the status of the Company’s stock option activity is presented in the following tables:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Common Stock Options Outstanding
Beginning of year	5,036	$16.55	5,791	$11.18	5,300	$10.27
Granted	621	66.58	1,521	26.12	977	12.44
Exercised	(1,936)	14.28	(2,033)	8.41	(429)	2.86
Canceled	(162)	17.75	(243)	16.73	(57)	10.46

End of year	3,559	$26.46	5,036	$16.55	5,791	$11.18

Exercisable at end of year	1,437	14.27	2,272	$12.38	2,971	$8.99

Restricted Stock Outstanding
Beginning of year	128	$24.29	—	$—
Granted	15	63.38	128	24.29
Vested	(71)	23.62	—	—
Repuchased	(50)	23.52	—	—

End of year	22	$55.72	128	$24.29

The Company completed an initial public offering during fiscal 2007 which resulted in compensation expense related to performance based grants of $425 and $637 in fiscal 2010 and 2009, respectively. There was no compensation expense related to performance based grants in 2011. No performance-based options were granted during fiscal 2011, 2010 and 2009.

Cash received from option exercises under all share-based payment arrangements for fiscal 2011, 2010 and 2009 was $27,639, $17,100 and $1,228, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $3,545, $3,300 and $1,464 for fiscal 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $29,439, $13,373 and $630, respectively, for fiscal 2011, 2010 and 2009.

The following table presents information related to options outstanding and options exercisable at January 28, 2012, under the Company’s stock option plans based on ranges of exercise prices:

	Options outstanding			Options exercisable
Options outstanding	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$ 0.02 - 0.17	6	1	$.17	6	1	$.17
0.18 - 1.11	16	3	1.11	16	3	1.11
1.12 - 2.62	138	3	2.49	138	3	2.49
2.63 - 4.12	67	4	3.72	67	4	3.72
4.13 - 9.18	111	6	7.93	73	5	8.79
9.19 - 15.81	1,292	7	13.51	777	7	13.76
15.82 - 37.85	1,308	9	25.89	360	9	23.78
37.86 - 69.96	621	10	66.58	—	—	—

End of year	3,559	8	$26.46	1,437	7	$14.27

The aggregate intrinsic value of outstanding and exercisable options as of January 28, 2012 was $180,995 and $90,599, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 28, 2012 was $77.31 per share.

11.     Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
	January 28, 2012	January 29, 2011	January 30, 2010
Numerator for diluted net income per share — net income	$120,264	$71,030	$39,356
Denominator for basic net income per share — weighted-average common shares	61,259	58,959	57,915
Dilutive effect of stock options and non-vested stock	2,075	2,329	1,322

Denominator for diluted net income per share	63,334	61,288	59,237
Net income per common share:
Basic	$1.96	$1.20	$0.68
Diluted	$1.90	$1.16	$0.66

The denominator for diluted net income per common share for fiscal years 2011, 2010 and 2009 exclude 621, 1,263 and 3,809 employee options, respectively, due to their anti-dilutive effects.

12.    Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2011 and 2010, the Company match was 100% of the first 2.5% and 2%, respectively, of eligible compensation. In fiscal 2009, the Company match was between 40% and 50% of the first 3% of eligible compensation. For fiscal years 2011, 2010 and 2009, the Company match was $2,146, $1,106 and $600, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in accrued liabilities was $1,855 and $1,233 as of January 28, 2012 and January 29, 2011, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2011 and 2010. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in prepaid expense and other current assets was $1,968 and $1,232 as of January 28, 2012 and January 29, 2011, respectively.

13.    Valuation and qualifying accounts

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
Fiscal 2011
Allowance for doubtful accounts	$257		$607	$(308	)(a)	$556
Shrink reserve	2,300		5,535	(5,390)		2,445
Inventory — lower of cost or market reserve	3,316		870	(2,116)		2,070
Insurance:
Workers Comp / General Liability Prepaid Assset	(970	)(b)	4,495	(5,609)		(2,084)
Employee Health Care Accrued Liability	1,608		21,036	(20,715)		1,929
Fiscal 2010
Allowance for doubtful accounts	$489		$189	$(421	)(a)	$257
Shrink reserve	1,869		5,191	(4,760)		2,300
Inventory — lower of cost or market reserve	4,014		881	(1,579)		3,316
Insurance:
Workers Comp / General Liability Prepaid Assset	(1,181	)(b)	4,320	(4,109)		(970)
Employee Health Care Accrued Liability	1,579		17,601	(17,572)		1,608
Fiscal 2009
Allowance for doubtful accounts	$296		$432	$(239	)(a)	$489
Shrink reserve	2,005		4,590	(4,726)		1,869
Inventory — lower of cost or market reserve	2,364		2,481	(831)		4,014
Insurance:
Workers Comp / General Liability Prepaid Assset	(369	)(b)	2,720	(3,532)		(1,181)
Employee Health Care Accrued Liability	1,803		16,710	(16,934)		1,579

(a)	Represents writeoff of uncollectible accounts.

(b)	Represents prepaid insurance

14.     Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2011 and fiscal 2010. The Company uses a 13 week fiscal quarter ending on the last Saturday of the quarter.

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$386,006	$394,567	$413,067	$582,511	$320,196	$321,804	$339,179	$473,659
Cost of sales	251,101	260,280	263,884	384,046	215,661	217,846	220,273	316,973

Gross profit	134,905	134,287	149,183	198,465	104,535	103,958	118,906	156,686
Selling, general and administrative expenses	94,615	90,811	100,997	124,235	80,729	79,909	90,309	107,159
Pre-opening expenses	1,230	3,816	3,958	983	474	1,793	4,305	523

Operating income	39,060	39,660	44,228	73,247	23,332	22,256	24,292	49,004
Interest expense	173	147	176	91	118	214	244	179

Income before income taxes	38,887	39,513	44,052	73,156	23,214	22,042	24,048	48,825
Income tax expense	15,591	15,608	17,284	26,861	9,553	8,980	9,845	18,721

Net income	$23,296	$23,905	$26,768	$46,295	$13,661	$13,062	$14,203	$30,104

Net income per common share:
Basic	$0.38	$0.39	$0.44	$0.75	$0.23	$0.22	$0.24	$0.50
Diluted	$0.37	$0.38	$0.42	$0.73	$0.23	$0.22	$0.23	$0.49

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

15.     Subsequent event

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend, which totals approximately $62 million, will be payable on May 15, 2012.

On March 8, 2012, we also announced the implementation of a Chief Financial Officer succession plan after our current CFO, Gregg R. Bodnar, advised us that due to a family health issue he will be required to relocate to Michigan and as a result intends to step down from his current position at such time as a suitable successor CFO can be identified. In order to facilitate an orderly transition, Mr. Bodnar plans to remain in his present position pending the appointment of his successor and is expected to assist in the transition of his successor.

Exhibits

				Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1		333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007

10.1	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7		333-144405	8/17/2007

10.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	(a)	333-144405	8/17/2007

10.2	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9		333-144405	8/17/2007

10.3	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10		333-144405	9/27/2007

10.4	Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17		001-33764	4/2/2009

10.5	Office Lease, dated as of April 17, 2007, between Ulta Salon, Cosmetics & Fragrance, Inc. and Bolingbrook Investors, LLC		S-1	10.13		333-144405	8/17/2007

10.5(a)	Amendment to Lease, dated as of November 2007, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.5	(a)	001-33764	3/30/2010

10.5(b)	Second Amendment to Lease, dated February 20, 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.1		001-33764	6/17/2008

10.5(c)	Third Amendment to Lease, dated as of March 2008, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.5	(c)	001-33764	3/30/2010

10.5(d)	Fourth Amendment to Lease, dated as of May 3, 2010, by and between Bolingbrook Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.5	(d)	001-33764	3/30/2011

10.6*	Lease, effective as of June 21, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		S-1	10.15		333-144405	9/27/2007

				Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

10.6(a)	First Amendment to Lease, dated October 23, 2007, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.6	(a)	001-33764	3/30/2010

10.6(b)*	Second Amendment to Lease, dated March 17, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.2		001-33764	6/17/2008

10.6(c)	Third Amendment to Lease, dated as of August 27, 2010, by and between The Lincoln National Life Insurance Company and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.6	(c)	001-33764	3/30/2011

10.7*	Acceptance Letter and Commencement Date Agreement, dated March 24, 2008, by and between Southwest Valley Partners, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-Q	10.3		001-33764	6/17/2008

10.8	Lease Agreement, dated June 22, 1999, between ULTA3 Cosmetics & Salon, Inc. and 1135 Arbor Drive Investors LLC		S-1	10.10		333-144405	8/17/2007

10.8(a)	First Amendment to Lease Agreement, dated as of November 1, 2000, between Aetna Life Insurance Company c/o UBS Realty Investors, LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8	(a)	001-33764	3/30/2010

10.8(b)	Second Amendment to Office/Showroom/ Warehouse Lease, dated as of April 27, 2009, between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8	(b)	001-33764	3/30/2010

10.8(c)	Third Amendment to Lease, dated November 10, 2009, by and between 1135 Arbor Drive Investors LLC and Ulta Salon, Cosmetics & Fragrance, Inc.		10-K	10.8	(c)	001-33764	3/30/2010

10.9	Amendment to Option Agreement with Grant Date March 24, 2008, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby		10-K	10.16	(a)	001-33764	4/2/2009

10.10	Succession agreement, dated as of April 23, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Lyn Kirby.		8-K	10.1		001-33764	4/27/2010

10.11	Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2		001-33764	4/27/2010

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

10.12	First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.		10-Q	10.2	(a)	001-33764	6/3/2010

10.13	Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3		001-33764	4/27/2010

10.14	Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4		001-33764	4/27/2010

10.15	Loan and Security Agreement, dated August 31, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Wells Fargo Bank, National Association, JP Morgan Chase Bank, N.A., and PNC Bank, National Association.		8-K	10.9.B		001-33764	9/7/2010

10.16	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1		001-33764	10/25/2011

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS **	XBRL Instance	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL **	XBRL Taxonomy Extension Calculation	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

101.LAB **	XBRL Taxonomy Extension Labels	X

101.PRE **	XBRL Taxonomy Extension Presentation	X

101.DEF **	XBRL Taxonomy Extension Definition	X

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 28, 2012.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Carl S. Rubin Carl S. Rubin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012

/s/ Gregg R. Bodnar Gregg R. Bodnar	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 28, 2012

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	March 28, 2012

/s/ Dennis K. Eck Dennis K. Eck	Chairman of the Board of Directors	March 28, 2012

/s/ Catherine Halligan Catherine Halligan	Director	March 28, 2012

/s/ Charles Heilbronn Charles Heilbronn	Director	March 28, 2012

/s/ Lorna E. Nagler Lorna E. Nagler	Director	March 28, 2012

/s/ Charles J. Philippin Charles J. Philippin	Director	March 28, 2012

/s/ Kenneth T. Stevens Kenneth T. Stevens	Director	March 28, 2012