Form 10-Q
period 2012-04-28
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2012-06-05
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non- accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 29, 2012 was 62,942,562 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$266,345	$253,738	$116,811
Receivables, net	22,328	26,153	15,634
Merchandise inventories, net	332,065	244,647	255,547
Prepaid expenses and other current assets	40,102	43,430	32,513
Prepaid income taxes	—	—	4,233
Deferred income taxes	12,257	12,264	8,922

Total current assets	673,097	580,232	433,660

Property and equipment, net	384,904	376,985	332,147

Total assets	$1,058,001	$957,217	$765,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$111,889	$86,442	$81,510
Accrued liabilities	77,375	74,411	66,488
Dividends payable	62,420	—	—
Accrued income taxes	5,764	4,002	—

Total current liabilities	257,448	164,855	147,998

Deferred rent	171,973	163,463	139,359
Deferred income taxes	43,675	44,195	29,084

Total liabilities	473,096	372,513	316,441

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets (continued)

(In thousands, except per share data)	April 28, 2012	January 28, 2012	April 30, 2011
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 63,438, 62,764 and 61,577 shares issued; 62,883, 60,209 and 61,072 shares outstanding; at April 28, 2012 (unaudited), January 28, 2012 and April 30, 2011 (unaudited), respectively	$634	$627	$616
Treasury stock-common, at cost	(7,415)	(7,415)	(4,179)
Additional paid-in capital	432,444	404,698	363,103
Retained earnings	159,242	186,794	89,826

Total stockholders’ equity	584,905	584,704	449,366

Total liabilities and stockholders’ equity	$1,058,001	$957,217	$765,807

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

(unaudited)

	13 Weeks Ended
(In thousands, except per share data)	April 28, 2012	April 30, 2011
Net sales	$474,098	$386,006
Cost of sales	303,186	251,101

Gross profit	170,912	134,905
Selling, general and administrative expenses	110,943	94,615
Pre-opening expenses	2,523	1,230

Operating income	57,446	39,060
Interest expense	21	173

Income before income taxes	57,425	38,887
Income tax expense	22,557	15,591

Net income	$34,868	$23,296

Net income per common share:
Basic	$0.56	$0.38
Diluted	$0.54	$0.37

Weighted average common shares outstanding:
Basic	62,496	60,554
Diluted	64,072	62,758

Dividends declared per common share	$1.00	$—

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

(unaudited)

	13 Weeks Ended
	April 28,	April 30,
(In thousands)	2012	2011
Operating activities
Net income	$34,868	$23,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,985	17,510
Deferred income taxes	(513)	(942)
Non-cash stock compensation charges	2,893	2,808
Excess tax benefits from stock-based compensation	(16,550)	(8,736)
Loss on disposal of property and equipment	255	477
Change in operating assets and liabilities:
Receivables	3,825	6,658
Merchandise inventories	(87,418)	(37,031)
Prepaid expenses and other current assets	3,328	277
Income taxes	18,312	15,187
Accounts payable	25,447	(5,583)
Accrued liabilities	(1,396)	(14,271)
Deferred rent	8,510	4,787

Net cash provided by operating activities	12,546	4,437

Investing activities
Purchases of property and equipment	(24,799)	(19,540)

Net cash used in investing activities	(24,799)	(19,540)

Financing activities
Stock options exercised	8,310	11,993
Excess tax benefits from stock-based compensation	16,550	8,736

Net cash provided by financing activities	24,860	20,729

Net increase in cash and cash equivalents	12,607	5,626
Cash and cash equivalents at beginning of period	253,738	111,185

Cash and cash equivalents at end of period	$266,345	$116,811

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$4,864	$1,346

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$4,360	$4,495

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statement of Stockholders’ Equity

(unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance – January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704
Stock options exercised and other awards	674	7	—	—	8,303	—	8,310
Net income for the 13 weeks ended April 28, 2012	—	—	—	—	—	34,868	34,868
Excess tax benefits from stock-based compensation	—	—	—	—	16,550	—	16,550
Stock compensation charge	—	—	—	—	2,893	—	2,893
Accrued dividends	—	—	—	—	—	(62,420)	(62,420)

Balance – April 28, 2012	63,438	$634	(555)	$(7,415)	$432,444	$159,242	$584,905

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of April 28, 2012, the Company operated 467 stores in 44 states, as shown in the table below:

State	Number of stores	State	Number of stores
Alabama	9	Missouri	6
Arizona	23	Montana	1
Arkansas	3	Nebraska	2
California	42	Nevada	6
Colorado	11	New Hampshire	1
Connecticut	3	New Jersey	13
Delaware	1	New Mexico	1
Florida	31	New York	16
Georgia	20	North Carolina	17
Idaho	1	North Dakota	1
Illinois	37	Ohio	15
Indiana	9	Oklahoma	7
Iowa	4	Oregon	5
Kansas	3	Pennsylvania	18
Kentucky	6	Rhode Island	1
Louisiana	5	South Carolina	6
Maine	2	Tennessee	7
Maryland	8	Texas	59
Massachusetts	6	Utah	5
Michigan	18	Virginia	11
Minnesota	11	Washington	8
Mississippi	3	Wisconsin	5

		Total	467

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended April 28, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013, or for any other future interim period or for any future year.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2012 and 2011 ended on April 28, 2012 and April 30, 2011, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Volatility rate	54.0%	54.4%
Average risk-free interest rate	1.6%	2.8%
Average expected life (in years)	6.3	6.3
Dividend yield	None	None

The Company granted 35 and 45 stock options during the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. The weighted-average grant date fair value of these options was $46.78 and $26.11, respectively.

The Company recorded stock compensation expense of $2,893 and $2,808 for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. At April 28, 2012, there was approximately $30,532 of unrecognized compensation expense related to unvested options and restricted stock.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 weeks ended April 28, 2012 and April 30, 2011. Total rent expense under operating leases was $26,067 and $21,857 for 13 weeks ended April 28, 2012 and April 30, 2011, respectively.

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and intends to vigorously defend the matter.

The Company is also involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

4.	Notes payable

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the Company and the lenders. The Loan Agreement extends the maturity of the Company’s credit facility to

October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the credit facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

As of April 28, 2012, January 28, 2012 and April 30, 2011, the Company had no borrowings outstanding under the credit facility.

5.	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

The Company has adopted the Accounting Standards Codification (ASC) rules for fair value measurements and disclosures. The adoption had no impact on the Company’s financial statements. The rules established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of April 28, 2012, the Company held financial liabilities of $2,486 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net income	$34,868	$23,296

Denominator for basic net income per share –weighted-average common shares	62,496	60,554
Dilutive effect of stock options and non-vested stock	1,576	2,204

Denominator for diluted net income per share	64,072	62,758

Net income per common share:
Basic	$0.56	$0.38
Diluted	$0.54	$0.37

The denominators for diluted net income per common share for the 13 weeks ended April 28, 2012 and April 30, 2011 exclude 525 and 189 employee stock options, respectively, due to their anti-dilutive effects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; and other risk factors detailed in our public filings with the Securities and Exchange Commission (SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2012. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a discount beauty retailer at a time when prestige, mass and salon products were sold through separate distribution channels. After extensive research, we recognized an opportunity to better satisfy how a woman wanted to shop for beauty products. This led to what we believe to be a unique retail approach that focuses on all aspects of how women prefer to shop for beauty products by combining one-stop shopping, a compelling value proposition and convenient locations, together with an uplifting specialty retail experience. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining one-stop shopping in convenient locations with the distinctive environment and experience of a specialty retailer. Key aspects of our strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of April 28, 2012, we operated 467 stores across 44 states.

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

Current business trends

We recorded an 10.1% comparable store sales increase during the first quarter of fiscal 2012. We do not expect the low double digit comparable store sales increases to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.

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

Interest expense includes unused facility fees associated with our credit facility, which is structured as an asset based lending instrument. Our interest expense will fluctuate based on the seasonal borrowing requirements associated with acquiring inventory in advance of key holiday selling periods and fluctuation in the variable interest rates we are charged on outstanding balances. Our credit facility may be used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash on hand and cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2012 and 2011 ended on April 28, 2012 and April 30, 2011, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Percentage of net sales)
Net sales	$474,098	$386,006	100.0%	100.0%
Cost of sales	303,186	251,101	64.0%	65.1%

Gross profit	170,912	134,905	36.0%	34.9%

Selling, general and administrative expenses	110,943	94,615	23.4%	24.5%
Pre-opening expenses	2,523	1,230	0.5%	0.3%

Operating income	57,446	39,060	12.1%	10.1%
Interest expense	21	173	0.0%	0.0%

Income before income taxes	57,425	38,887	12.1%	10.1%
Income tax expense	22,557	15,591	4.8%	4.0%

Net income	$34,868	$23,296	7.4%	6.0%

Other operating data:
Number of stores end of period	467	394
Comparable store sales increase	10.1%	11.1%

Comparison of 13 weeks ended April 28, 2012 to 13 weeks ended April 30, 2011

Net sales

Net sales increased $88.1 million, or 22.8%, to $474.1 million for the 13 weeks ended April 28, 2012, compared to $386.0 million for the 13 weeks ended April 30, 2011. Salon service sales increased $4.7 million, or 19.7%, to $28.5 million compared to $23.8 million in first quarter 2011. The net sales increases are due to comparable stores driving an increase of $38.0 million and non-comparable store increases of $50.1 million compared to the first quarter 2011.

Our 10.1% comparable store sales increase included a 7.9% increase in traffic and a 2.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $36.0 million, or 26.7%, to $170.9 million for the 13 weeks ended April 28, 2012, compared to $134.9 million for the 13 weeks ended April 30, 2011. Gross profit as a percentage of net sales increased 110 basis points to 36.0% for the 13 weeks ended April 28, 2012, compared to 34.9% for the 13 weeks ended April 30, 2011. The increases in gross profit margin were primarily driven by:

•	80 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	40 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $16.3 million, or 17.3%, to $110.9 million for the 13 weeks ended April 28, 2012, compared to $94.6 million for the 13 weeks ended April 30, 2011. As a percentage of net sales, SG&A expenses decreased 110 basis points to 23.4% for the 13 weeks ended April 28, 2012, compared to 24.5% for the 13 weeks ended April 30, 2011. The leverage in SG&A expenses is primarily attributed to:

•	70 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; and

•	40 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $1.3 million to $2.5 million for the 13 weeks ended April 28, 2012, compared to $1.2 million for the 13 weeks ended April 30, 2011. During the 13 weeks ended April 28, 2012, we opened 18 new stores and relocated 1 store, compared to 5 new store openings, 1 relocated store and 2 remodeled stores during the 13 weeks ended April 30, 2011.

Interest expense

Interest expense was insignificant for the 13 weeks ended April 28, 2012 and April 30, 2011. We did not access our credit facility during the first quarter fiscal 2012 or 2011. Interest expense for the period represents various fees related to the credit facility.

Income tax expense

Income tax expense of $22.6 million for the 13 weeks ended April 28, 2012 represents an effective tax rate of 39.3%, compared to $15.6 million of tax expense representing an effective tax rate of 40.1% for the 13 weeks ended April 30, 2011. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.

Net income

Net income increased $11.6 million, or 49.7%, to $34.9 million for the 13 weeks ended April 28, 2012, compared to $23.3 million for the 13 weeks ended April 30, 2011. The increase is primarily related to the $36.0 million increase in gross profit, offset by a $16.3 million increase in SG&A expenses and a $7.0 million increase in income tax expense.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Net cash provided by operating activities	$12,546	$4,437
Net cash used in investing activities	(24,799)	(19,540)
Net cash provided by financing activities	24,860	20,729

Net increase in cash and cash equivalents	$12,607	$5,626

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $332.1 million at April 28, 2012, compared to $255.5 million at April 30, 2011, representing an increase of $76.6 million. The increase is primarily due to the addition of 73 net new stores opened since April 30, 2011 and the opening of the Chambersburg, Pennsylvania distribution center.

Deferred rent liabilities were $172.0 million at April 28, 2012, an increase of $32.6 million compared to April 30, 2011. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 73 net new stores opened since April 30, 2011 and the opening of the Chambersburg, Pennsylvania distribution center.

The $18.3 million cash flow benefit from income taxes is attributed to Federal income tax deductions due to accelerated bonus depreciation on fixed assets and tax deductible stock option exercises and share sales deemed to be disqualifying dispositions.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $24.8 million during the 13 weeks ended April 28, 2012, compared to $19.5 million during the 13 weeks ended April 30, 2011. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2012.

Financing activities

Financing activities in fiscal 2012 consist principally of capital stock transactions. We had no borrowings outstanding under our credit facility as of April 28, 2012, January 28, 2012 and April 30, 2011. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Dividend

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend was paid on May 15, 2012.

Our Board of Directors may, in its discretion, determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions included as part of our credit facility as well as financial and other conditions existing at the time.

Credit facility

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the Company and the lenders. The Loan Agreement extends the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

As of April 28, 2012, January 28, 2012 and April 30, 2011, we had no borrowings outstanding under the credit facility.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of April 28, 2012.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended April 28, 2012.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the three month period ended April 28, 2012. The interest expense recognized in our statement of income represents fees associated with the credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and board of directors.

Based on management’s evaluation as of April 28, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and intends to vigorously defend the matter.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2012, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance	X

101.SCH *	XBRL Taxonomy Extension Schema	X

101.CAL *	XBRL Taxonomy Extension Calculation	X

101.LAB *	XBRL Taxonomy Extension Labels	X

101.PRE *	XBRL Taxonomy Extension Presentation	X

101.DEF *	XBRL Taxonomy Extension Definition	X

*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 5, 2012 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar Chief Financial Officer