Form 10-Q
period 2012-07-28
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2012-09-06
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 28, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 29, 2012 was 63,247,830 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,401	$253,738	$142,545
Receivables, net	32,279	26,153	19,939
Merchandise inventories, net	316,734	244,647	258,752
Prepaid expenses and other current assets	46,345	43,430	34,114
Prepaid income taxes	12,690	—	—
Deferred income taxes	12,257	12,264	8,922

Total current assets	617,706	580,232	464,272

Property and equipment, net	421,063	376,985	351,576

Total assets	$1,038,769	$957,217	$815,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$88,881	$86,442	$81,380
Accrued liabilities	80,507	74,411	73,745
Accrued income taxes	—	4,002	483

Total current liabilities	169,388	164,855	155,608

Deferred rent	186,486	163,463	153,159
Deferred income taxes	43,210	44,195	29,049

Total liabilities	399,084	372,513	337,816

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets (continued)

(In thousands, except per share data)	July 28, 2012	January 28, 2012	July 30, 2011
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 63,788, 62,764 and 61,693 shares issued; 63,232, 60,209 and 61,188 shares outstanding; at July 28, 2012 (unaudited), January 28, 2012 and July 30, 2011 (unaudited), respectively	$638	$627	$617
Treasury stock-common, at cost	(7,466)	(7,415)	(4,179)
Additional paid-in capital	452,335	404,698	367,863
Retained earnings	194,178	186,794	113,731

Total stockholders’ equity	639,685	584,704	478,032

Total liabilities and stockholders’ equity	$1,038,769	$957,217	$815,848

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$481,683	$394,567	$955,781	$780,573
Cost of sales	314,058	260,280	617,244	511,381

Gross profit	167,625	134,287	338,537	269,192
Selling, general and administrative expenses	106,040	90,811	216,983	185,426
Pre-opening expenses	4,126	3,816	6,649	5,046

Operating income	57,459	39,660	114,905	78,720
Interest expense	104	147	125	320

Income before income taxes	57,355	39,513	114,780	78,400
Income tax expense	22,357	15,608	44,914	31,199

Net income	$34,998	$23,905	$69,866	$47,201

Net income per common share:
Basic	$0.55	$0.39	$1.11	$0.78
Diluted	$0.54	$0.38	$1.09	$0.75

Weighted average common shares outstanding:
Basic	63,070	61,126	62,782	60,840
Diluted	64,293	63,241	64,202	63,013

Dividends declared per common share	$—	$—	$1.00	$—

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

(unaudited)

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Operating activities
Net income	$69,866	$47,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,614	36,400
Deferred income taxes	(978)	(977)
Non-cash stock compensation charges	6,346	5,196
Excess tax benefits from stock-based compensation	(27,788)	(10,049)
Loss on disposal of property and equipment	447	402
Change in operating assets and liabilities:
Receivables	(6,126)	2,353
Merchandise inventories	(72,087)	(40,236)
Prepaid expenses and other current assets	(2,915)	(1,324)
Income taxes	11,096	21,216
Accounts payable	2,439	(5,713)
Accrued liabilities	(9,705)	(12,119)
Deferred rent	23,023	18,587

Net cash provided by operating activities	36,232	60,937

Investing activities
Purchases of property and equipment	(71,338)	(52,679)

Net cash used in investing activities	(71,338)	(52,679)

Financing activities
Dividends paid	(62,482)	—
Excess tax benefits from stock-based compensation	27,788	10,049
Stock options exercised	13,514	13,053
Common stock repurchased	(51)	—

Net cash (used in) provided by financing activities	(21,231)	23,102

Net (decrease) increase in cash and cash equivalents	(56,337)	31,360
Cash and cash equivalents at beginning of period	253,738	111,185

Cash and cash equivalents at end of period	$197,401	$142,545

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$34,903	$10,960

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$15,801	$9,600

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704
Stock options exercised and other awards	1,024	11	—	—	13,503	—	13,514
Common stock repurchased	—	—	(1)	(51)	—	—	(51)
Net income for the 26 weeks ended July 28, 2012	—	—	—	—	—	69,866	69,866
Excess tax benefits from stock-based compensation	—	—	—	—	27,788	—	27,788
Stock compensation charge	—	—	—	—	6,346	—	6,346
Dividends paid	—	—	—	—	—	(62,482)	(62,482)

Balance – July 28, 2012	63,788	$638	(556)	$(7,466)	$452,335	$194,178	$639,685

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of July 28, 2012, the Company operated 489 stores in 45 states, as shown in the table below:

State	Number of stores	State	Number of stores
Alabama	9	Montana	1
Arizona	23	Nebraska	2
Arkansas	3	Nevada	6
California	46	New Hampshire	1
Colorado	11	New Jersey	14
Connecticut	3	New Mexico	1
Delaware	1	New York	16
Florida	33	North Carolina	17
Georgia	20	North Dakota	1
Idaho	3	Ohio	15
Illinois	37	Oklahoma	8
Indiana	9	Oregon	5
Iowa	6	Pennsylvania	18
Kansas	3	Rhode Island	1
Kentucky	6	South Carolina	7
Louisiana	6	Tennessee	7
Maine	2	Texas	61
Maryland	9	Utah	5
Massachusetts	6	Virginia	11
Michigan	20	Washington	8
Minnesota	11	West Virginia	1
Mississippi	4	Wisconsin	5

Missouri	7	Total	489

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 28, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2012 and 2011 ended on July 28, 2012 and July 30, 2011, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Volatility rate	53.3%	54.2%
Average risk-free interest rate	1.2%	2.4%
Average expected life (in years)	6.3	6.3
Dividend yield	None	None

The Company granted 183 and 124 stock options during the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. The weighted-average grant date fair value of these options was $45.00 and $28.62, respectively.

The Company recorded stock compensation expense of $3,454 and $2,388 for the 13 weeks ended July 28, 2012 and July 30, 2011, respectively. The Company recorded stock compensation expense of $6,346 and $5,196 for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. At July 28, 2012, there was approximately $36,616 of unrecognized compensation expense related to unvested options and restricted stock.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 and 26 weeks ended July 28, 2012 and July 30, 2011. Total rent expense under operating leases was $27,640 and $23,127 for 13 weeks ended July 28, 2012 and July 30, 2011, respectively. Total rent expense under operating leases was $53,708 and $44,984 for 26 weeks ended July 28, 2012 and July 30, 2011, respectively.

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

On September 5, 2012, the Company entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the Amendment) with its lender group. The Amendment updates certain administrative terms and conditions and provides the Company greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates or maturity date under terms of the Loan Agreement.

As of July 28, 2012, January 28, 2012 and July 30, 2011, the Company had no borrowings outstanding under the credit facility.

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

As of July 28, 2012, the Company held financial liabilities of $2,497 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$34,998	$23,905	$69,866	$47,201

Denominator for basic net income per share – weighted-average common shares	63,070	61,126	62,782	60,840
Dilutive effect of stock options and non-vested stock	1,223	2,115	1,420	2,173

Denominator for diluted net income per share	64,293	63,241	64,202	63,013

Net income per common share:
Basic	$0.55	$0.39	$1.11	$0.78
Diluted	$0.54	$0.38	$1.09	$0.75

The denominators for diluted net income per common share for the 13 weeks ended July 28, 2012 and July 30, 2011 exclude 653 and 124 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 26 weeks ended July 28, 2012 and July 30, 2011 exclude 653 and 252 employee stock options, respectively, due to their anti-dilutive effects.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining one-stop shopping in convenient locations with the distinctive environment and experience of a specialty retailer. Key aspects of our strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of July 28, 2012, we operated 489 stores across 45 states.

The continued growth of our business and any future increases in net sales, net income and cash flows are dependent on our ability to execute our growth strategy, including growing our store base, expanding our product, brand and service offerings, enhancing our loyalty program, broadening our marketing reach, expanding our digital business and improving our profitability by expanding operating margin. We believe that the steadily expanding U.S. beauty products and services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.

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

Current business trends

We recorded an 9.7% comparable store sales increase during the first half of fiscal 2012. We do not expect the high single digit to low double digit comparable store sales increases of recent quarters to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.

Basis of presentation

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and the time of shipment in the case of e-commerce sales. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

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

Comparable store sales is a critical measure that allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold, including all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs, including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;

•	store occupancy costs, including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;

•	salon payroll and benefits;

•	customer loyalty program expense; and

•	shrink and inventory valuation reserves.

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

Interest expense represents unused facility fees associated with our credit facility, which is structured as an asset based lending instrument. Our credit facility may be used to fund seasonal inventory needs and new and remodel store capital requirements in excess of our cash on hand and cash flow from operations. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2012 and 2011 ended on July 28, 2012 and July 30, 2011, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
(Dollars in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$481,683	$394,567	$955,781	$780,573
Cost of sales	314,058	260,280	617,244	511,381

Gross profit	167,625	134,287	338,537	269,192
Selling, general and administrative expenses	106,040	90,811	216,983	185,426
Pre-opening expenses	4,126	3,816	6,649	5,046

Operating income	57,459	39,660	114,905	78,720
Interest expense	104	147	125	320

Income before income taxes	57,355	39,513	114,780	78,400
Income tax expense	22,357	15,608	44,914	31,199

Net income	$34,998	$23,905	$69,866	$47,201

Other operating data:
Number of stores end of period	489	415	489	415
Comparable store sales increase	9.3%	11.3%	9.7%	11.2%

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	66.0%	64.6%	65.5%

Gross profit	34.8%	34.0%	35.4%	34.5%
Selling, general and administrative expenses	22.0%	23.0%	22.7%	23.8%
Pre-opening expenses	0.9%	1.0%	0.7%	0.6%

Operating income	11.9%	10.1%	12.0%	10.1%
Interest expense	0.0%	0.0%	0.0%	0.0%

Income before income taxes	11.9%	10.0%	12.0%	10.0%
Income tax expense	4.6%	4.0%	4.7%	4.0%

Net income	7.3%	6.1%	7.3%	6.0%

Comparison of 13 weeks ended July 28, 2012 to 13 weeks ended July 30, 2011

Net sales

Net sales increased $87.1 million, or 22.1%, to $481.7 million for the 13 weeks ended July 28, 2012, compared to $394.6 million for the 13 weeks ended July 30, 2011. Salon service sales increased $4.9 million, or 20.6%, to $28.7 million compared to $23.8 million in second quarter 2011. The net sales increases are due to comparable stores driving an increase of $35.3 million and non-comparable store increases of $51.8 million compared to the second quarter 2011.

Our 9.3% comparable store sales increase included a 5.5% increase in traffic and a 3.8% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $33.3 million, or 24.8%, to $167.6 million for the 13 weeks ended July 28, 2012, compared to $134.3 million for the 13 weeks ended July 30, 2011. Gross profit as a percentage of net sales increased 80 basis points to 34.8% for the 13 weeks ended July 28, 2012, compared to 34.0% for the 13 weeks ended July 30, 2011. The increases in gross profit margin were primarily driven by:

•	70 basis points of leverage in fixed store costs attributed to the impact of higher sales volume; and

•	30 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; offset by

•	30 basis points of supply chain deleverage due to the addition of our new Chambersburg, Pennsylvania distribution center.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $15.2 million, or 16.8%, to $106.0 million for the 13 weeks ended July 28, 2012, compared to $90.8 million for the 13 weeks ended July 30, 2011. As a percentage of net sales, SG&A expenses decreased 100 basis points to 22.0% for the 13 weeks ended July 28, 2012, compared to 23.0% for the 13 weeks ended July 30, 2011. The leverage in SG&A expenses is primarily attributed to:

•	60 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; and

•	40 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $0.3 million to $4.1 million for the 13 weeks ended July 28, 2012, compared to $3.8 million for the 13 weeks ended July 30, 2011. During the 13 weeks ended July 28, 2012, we opened 22 new stores, relocated 1 store and remodeled 9 stores, compared to 21 new store openings and 15 remodeled stores during the 13 weeks ended July 30, 2011.

Interest expense

Interest expense was insignificant for the 13 weeks ended July 28, 2012 and July 30, 2011. We did not access our credit facility during the second quarter fiscal 2012 or 2011. Interest expense for the period represents various unused fees related to the credit facility.

Income tax expense

Income tax expense of $22.4 million for the 13 weeks ended July 28, 2012 represents an effective tax rate of 39.0%, compared to $15.6 million of tax expense representing an effective tax rate of 39.5% for the 13 weeks ended July 30, 2011. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.

Net income

Net income increased $11.1 million, or 46.4%, to $35.0 million for the 13 weeks ended July 28, 2012, compared to $23.9 million for the 13 weeks ended July 30, 2011. The increase is primarily related to the $33.3 million increase in gross profit, offset by a $15.2 million increase in SG&A expenses and a $6.8 million increase in income tax expense.

Comparison of 26 weeks ended July 28, 2012 to 26 weeks ended July 30, 2011

Net sales

Net sales increased $175.2 million, or 22.4%, to $955.8 million for the 26 weeks ended July 28, 2012, compared to $780.6 million for the 26 weeks ended July 30, 2011. Salon service sales increased $9.6 million, or 20.2%, to $57.2 million compared to $47.6 million in the first 26 weeks of fiscal 2011. The net sales increases are due to comparable stores increases of $73.3 million and non-comparable stores increases of $101.9 million compared to the first 26 weeks of fiscal 2011.

Our 9.7% comparable store sales increase included a 7.8% increase in traffic and a 1.9% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $69.3 million, or 25.8%, to $338.5 million for the 26 weeks ended July 28, 2012, compared to $269.2 million for the 26 weeks ended July 30, 2011. Gross profit as a percentage of net sales increased 90 basis points to 35.4% for the 26 weeks ended July 28, 2012, compared to 34.5% for the 26 weeks ended July 30, 2011. The increases in gross profit margin were primarily driven by:

•	50 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	50 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $31.6 million, or 17.0%, to $217.0 million for the 26 weeks ended July 28, 2012, compared to $185.4 million for the 26 weeks ended July 30, 2011. As a percentage of net sales, SG&A expenses decreased 110 basis points to 22.7% for the 26 weeks ended July 28, 2012, compared to 23.8% for the 26 weeks ended July 30, 2011. The leverage in SG&A expenses is primarily attributed to:

•	60 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; and

•	40 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $1.6 million to $6.6 million for the 26 weeks ended July 28, 2012, compared to $5.0 million for the 26 weeks ended July 30, 2011. During the 26 weeks ended July 28, 2012, we opened 40 new stores, relocated 2 stores and remodeled 9 stores, compared to 26 new store openings, 1 relocated store and 17 remodeled stores during the 26 weeks ended July 30, 2011.

Interest expense

Interest expense was insignificant for the 26 weeks ended July 28, 2012 and July 30, 2011. We did not access our credit facility during the first half of fiscal 2012 or 2011. Interest expense for the period represents various unused fees related to the credit facility.

Income tax expense

Income tax expense of $44.9 million for the 26 weeks ended July 28, 2012 represents an effective tax rate of 39.1%, compared to $31.2 million of tax expense representing an effective tax rate of 39.8% for the 26 weeks ended July 30, 2011. The lower tax rate is primarily due to a decrease in non-deductible compensation expense compared to the prior year period.

Net income

Net income increased $22.7 million, or 48.0%, to $69.9 million for the 26 weeks ended July 28, 2012, compared to $47.2 million for the 26 weeks ended July 30, 2011. The increase is primarily related to the $69.3 million increase in gross profit, offset by a $31.6 million increase in SG&A expenses and a $13.7 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand and cash flows from operations, including changes in working capital and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Net cash provided by operating activities	$36,232	$60,937
Net cash used in investing activities	(71,338)	(52,679)
Net cash (used in) provided by financing activities	(21,231)	23,102

Net (decrease) increase in cash and cash equivalents	$(56,337)	$31,360

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $316.7 million at July 28, 2012, compared to $258.8 million at July 30, 2011, representing an increase of $57.9 million. The increase is primarily due to the addition of 74 net new stores opened since July 30, 2011 and the opening of the Chambersburg, Pennsylvania distribution center.

Deferred rent liabilities were $186.5 million at July 28, 2012, an increase of $33.3 million compared to July 30, 2011. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 74 net new stores opened since July 30, 2011 and the opening of the Chambersburg, Pennsylvania distribution center.

The $11.1 million cash flow benefit from income taxes is attributed to Federal income tax deductions due to accelerated bonus depreciation on fixed assets and tax deductible stock option exercises and share sales deemed to be disqualifying dispositions.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $71.3 million during the 26 weeks ended July 28, 2012, compared to $52.7 million during the 26 weeks ended July 30, 2011. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2012.

Financing activities

Financing activities in fiscal 2012 consist principally of capital stock transactions and dividend payment. We had no borrowings outstanding under our credit facility as of July 28, 2012, January 28, 2012 and July 30, 2011. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Dividend

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend totaling $62.5 million was paid on May 15, 2012.

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

On September 5, 2012, we entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the Amendment) with its lender group. The Amendment updates certain administrative terms and conditions and provides us greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates or maturity date under terms of the Loan Agreement.

As of July 28, 2012, January 28, 2012 and July 30, 2011, we had no borrowings outstanding under the credit facility.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of July 28, 2012.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended July 28, 2012.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended July 28, 2012. The interest expense recognized in our statement of income represents unused fees associated with the credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 28, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 26 weeks ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2012:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Number of maximum shares that may yet to be purchased under plans or programs (2)
April 29, 2012 to May 26, 2012	561	91.20	–	–

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	During the second quarter of 2012, the Company did not have a formal plan or program for the repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

On September 5, 2012, the Company entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the Amendment) by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Amendment provides greater flexibility for the Company to form subsidiaries, consummate stock and asset acquisitions and engage in repurchases of the Company’s capital stock, in each case subject to certain terms and conditions more fully set forth in the Amendment. Conforming changes to other provisions of the Loan Agreement are included in the Amendment which, among other things, permit intercompany investments, asset transfers and affiliate transactions, in each case subject to certain terms and conditions more fully set forth in the Amendment.

The description above is a summary of the Amendment and is qualified in its entirety by the complete text of the Amendment, a copy of which is attached to this quarterly report as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated September 5, 2012, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance	X

101.SCH *	XBRL Taxonomy Extension Schema	X

101.CAL *	XBRL Taxonomy Extension Calculation	X

101.LAB *	XBRL Taxonomy Extension Labels	X

101.PRE *	XBRL Taxonomy Extension Presentation	X

101.DEF *	XBRL Taxonomy Extension Definition	X

*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 6, 2012 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin President, Chief Executive Officer and Director

By:	/s/ Gregg R. Bodnar
Gregg R. Bodnar Chief Financial Officer