Form 10-Q
period 2012-10-27
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2012-11-29
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 27, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 20, 2012 was 63,773,520 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

(In thousands)	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,724	$253,738	$130,657
Receivables, net	36,649	26,153	21,080
Merchandise inventories, net	462,833	244,647	354,891
Prepaid expenses and other current assets	50,197	43,430	40,223
Prepaid income taxes	13,417	—	505
Deferred income taxes	11,261	12,264	8,922

Total current assets	766,081	580,232	556,278

Property and equipment, net	467,165	376,985	373,794

Total assets	$1,233,246	$957,217	$930,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$185,177	$86,442	$134,043
Accrued liabilities	90,354	74,411	81,116
Accrued income taxes	—	4,002	—

Total current liabilities	275,531	164,855	215,159

Deferred rent	202,265	163,463	161,023
Deferred income taxes	48,450	44,195	29,458

Total liabilities	526,246	372,513	405,640

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets (continued)

(In thousands, except per share data)	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,319, 62,764 and 62,277 shares issued; 63,765, 60,209 and 61,772 shares outstanding; at October 27, 2012 (unaudited), January 28, 2012 and October 29, 2011 (unaudited), respectively	$643	$627	$623
Treasury stock-common, at cost	(7,494)	(7,415)	(4,179)
Additional paid-in capital	481,522	404,698	387,489
Retained earnings	232,329	186,794	140,499

Total stockholders’ equity	707,000	584,704	524,432

Total liabilities and stockholders’ equity	$1,233,246	$957,217	$930,072

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$505,640	$413,067	$1,461,421	$1,193,640
Cost of sales	320,147	263,884	937,391	775,265

Gross profit	185,493	149,183	524,030	418,375
Selling, general and administrative expenses	117,934	100,997	334,917	286,423
Pre-opening expenses	6,252	3,958	12,901	9,004

Operating income	61,307	44,228	176,212	122,948
Interest expense	39	176	164	496

Income before income taxes	61,268	44,052	176,048	122,452
Income tax expense	23,117	17,284	68,031	48,483

Net income	$38,151	$26,768	$108,017	$73,969

Net income per common share:
Basic	$0.60	$0.44	$1.71	$1.21
Diluted	$0.59	$0.42	$1.68	$1.17

Weighted average common shares outstanding:
Basic	63,484	61,451	63,016	61,044
Diluted	64,483	63,419	64,285	63,173
Dividends declared per common share	$—	$—	$1.00	$—

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Operating activities
Net income	$108,017	$73,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,832	55,625
Deferred income taxes	5,258	(568)
Non-cash stock compensation charges	9,721	8,223
Excess tax benefits from stock-based compensation	(41,343)	(18,127)
Loss on disposal of property and equipment	430	612
Change in operating assets and liabilities:
Receivables	(10,496)	1,212
Merchandise inventories	(218,186)	(136,375)
Prepaid expenses and other current assets	(6,767)	(7,433)
Income taxes	23,924	28,306
Accounts payable	98,735	46,950
Accrued liabilities	4,531	(1,385)
Deferred rent	38,802	26,451

Net cash provided by operating activities	77,458	77,460

Investing activities
Purchases of property and equipment	(144,030)	(97,695)

Net cash used in investing activities	(144,030)	(97,695)

Financing activities
Dividends paid	(62,482)	—
Excess tax benefits from stock-based compensation	41,343	18,127
Stock options exercised	25,776	21,580
Common stock repurchased	(79)	—

Net cash provided by financing activities	4,558	39,707

Net (decrease) increase in cash and cash equivalents	(62,014)	19,472
Cash and cash equivalents at beginning of period	253,738	111,185

Cash and cash equivalents at end of period	$191,724	$130,657

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$38,955	$20,745

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$11,412	$6,237

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Issued Shares	Amount	Treasury Shares	Amount
(In thousands)
Balance – January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704
Stock options exercised and other awards	1,555	16	—	—	25,760	—	25,776
Common stock repurchased	—	—	1	(79)	—	—	(79)
Net income for the 39 weeks ended October 27, 2012	—	—	—	—	—	108,017	108,017
Excess tax benefits from stock-based compensation	—	—	—	—	41,343	—	41,343
Stock compensation charge	—	—	—	—	9,721	—	9,721
Dividends paid	—	—	—	—	—	(62,482)	(62,482)

Balance – October 27, 2012	64,319	$643	(554)	$(7,494)	$481,522	$232,329	$707,000

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 27, 2012, the Company operated 537 stores in 45 states, as shown in the table below:

State	Number of stores	State	Number of stores
Alabama	10	Montana	1
Arizona	23	Nebraska	3
Arkansas	4	Nevada	6
California	53	New Hampshire	1
Colorado	12	New Jersey	14
Connecticut	4	New Mexico	1
Delaware	1	New York	18
Florida	38	North Carolina	17
Georgia	21	North Dakota	1
Idaho	3	Ohio	18
Illinois	38	Oklahoma	8
Indiana	10	Oregon	6
Iowa	6	Pennsylvania	20
Kansas	3	Rhode Island	1
Kentucky	6	South Carolina	10
Louisiana	8	Tennessee	8
Maine	2	Texas	65
Maryland	9	Utah	6
Massachusetts	7	Virginia	12
Michigan	23	Washington	9
Minnesota	11	West Virginia	1
Mississippi	4	Wisconsin	7

Missouri	8	Total	537

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 27, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013, or for any other future interim period or for any future year.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2012 and 2011 ended on October 27, 2012 and October 29, 2011, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Volatility rate	53.4%	54.0%
Average risk-free interest rate	1.2%	1.5%
Average expected life (in years)	6.3	6.3
Dividend yield	None	None

The Company granted 213 and 595 stock options during the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. The weighted-average grant date fair value of these options was $45.84 and $34.74, respectively.

The Company recorded stock compensation expense of $3,375 and $3,027 for the 13 weeks ended October 27, 2012 and October 29, 2011, respectively. The Company recorded stock compensation expense of $9,721 and $8,223 for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. At October 27, 2012, there was approximately $32,340 of unrecognized compensation expense related to unvested options and restricted stock.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 and 39 weeks ended October 27, 2012 and October 29, 2011. Total rent expense under operating leases was $29,708 and $24,713 for the 13 weeks ended October 27, 2012 and October 29, 2011, respectively. Total rent expense under operating leases was $83,415 and $69,697 for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively.

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

On September 5, 2012, the Company entered into Amendment No. 1 to Amended and Restated Loan and Security Agreement (the Amendment) with the lender group. The Amendment updates certain administrative terms and conditions and provides the Company greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

As of October 27, 2012, January 28, 2012 and October 29, 2011, the Company had no borrowings outstanding under its credit facility.

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

As of October 27, 2012, the Company held financial liabilities of $2,727 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$38,151	$26,768	$108,017	$73,969
Denominator for basic net income per share – weighted-average common shares	63,484	61,451	63,016	61,044
Dilutive effect of stock options and non-vested stock	999	1,968	1,269	2,129

Denominator for diluted net income per share	64,483	63,419	64,285	63,173
Net income per common share:
Basic	$0.60	$0.44	$1.71	$1.21
Diluted	$0.59	$0.42	$1.68	$1.17

The denominators for diluted net income per common share for the 13 weeks ended October 27, 2012 and October 29, 2011 exclude 522 and 595 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 39 weeks ended October 27, 2012 and October 29, 2011 exclude 596 and 703 employee stock options, respectively, due to their anti-dilutive effects.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining one-stop shopping in convenient locations with the distinctive environment and experience of a specialty retailer. Key aspects of our beauty superstore strategy include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of October 27, 2012, we operated 537 stores across 45 states.

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

General economic conditions

Economic conditions in the U.S. continue to be uneven. Fiscal stress in Europe and economic uncertainty in the U.S. related to deficit issues, potential tax increases and federal spending cuts has resulted in significant fluctuations in the U.S. stock markets. While the U.S. credit markets have stabilized and credit availability has improved compared to the recent recessionary period, economic growth is expected to continue to be weak. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs, and consumer perception of economic conditions, among others. Sudden negative changes in one or more of the factors that influence consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.

Current business trends

We recorded a 8.4% comparable store sale increase during the 13 week third quarter period and a 9.3% comparable store sales increase during the first 39 weeks of fiscal 2012. We do not expect the high single digit to low double digit comparable store sales increases of recent quarters to continue into the future. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 3% to 5%.

Basis of presentation

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics and nature of products.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2012 and 2011 ended on October 27, 2012 and October 29, 2011, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
(Dollars in thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$505,640	$413,067	$1,461,421	$1,193,640
Cost of sales	320,147	263,884	937,391	775,265

Gross profit	185,493	149,183	524,030	418,375

Selling, general and administrative expenses	117,934	100,997	334,917	286,423
Pre-opening expenses	6,252	3,958	12,901	9,004

Operating income	61,307	44,228	176,212	122,948
Interest expense	39	176	164	496

Income before income taxes	61,268	44,052	176,048	122,452
Income tax expense	23,117	17,284	68,031	48,483

Net income	$38,151	$26,768	$108,017	$73,969

Other operating data:
Number of stores end of period	537	442	537	442
Comparable store sales increase	8.4%	9.6%	9.3%	10.7%

	13 Weeks Ended		39 Weeks Ended
(Percentage of net sales)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3%	63.9%	64.1%	64.9%

Gross profit	36.7%	36.1%	35.9%	35.1%

Selling, general and administrative expenses	23.3%	24.5%	22.9%	24.0%
Pre-opening expenses	1.2%	1.0%	0.9%	0.8%

Operating income	12.1%	10.7%	12.1%	10.3%
Interest expense	0.0%	0.0%	0.0%	0.0%

Income before income taxes	12.1%	10.7%	12.0%	10.3%
Income tax expense	4.6%	4.2%	4.7%	4.1%

Net income	7.5%	6.5%	7.4%	6.2%

Comparison of 13 weeks ended October 27, 2012 to 13 weeks ended October 29, 2011

Net sales

Net sales increased $92.5 million, or 22.4%, to $505.6 million for the 13 weeks ended October 27, 2012, compared to $413.1 million for the 13 weeks ended October 29, 2011. Salon service sales increased $4.3 million, or 17.2%, to $29.3 million compared to$25.0 million in third quarter 2011. The net sales increases are due to comparable stores increases of $33.0 million and non-comparable stores increases of $59.5 million compared to the third quarter 2011.

Our 8.4% comparable store sales increase included a 7.9% increase in traffic and a 0.5% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $36.3 million, or 24.3%, to $185.5 million for the 13 weeks ended October 27, 2012, compared to $149.2 million for the 13 weeks ended October 29, 2011. Gross profit as a percentage of net sales increased 60 basis points to 36.7% for the 13 weeks ended October 27, 2012, compared to 36.1% for the 13 weeks ended October 29, 2011. The increases in gross profit margin were primarily driven by:

•	40 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	40 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $16.9 million, or 16.8%, to $117.9 million for the 13 weeks ended October 27, 2012, compared to $101.0 million for the 13 weeks ended October 29, 2011. As a percentage of net sales, SG&A expenses decreased 120 basis points to 23.3% for the 13 weeks ended October 27, 2012, compared to 24.5% for the 13 weeks ended October 29, 2011. The leverage in SG&A expenses was primarily driven by 110 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $2.3 million to $6.3 million for the 13 weeks ended October 27, 2012, compared to $4.0 million for the 13 weeks ended October 29, 2011. During the 13 weeks ended October 27, 2012, we opened 49 new stores , relocated 1 store and remodeled 11, compared to 28 new store openings and 1 relocated store during the 13 weeks ended October 29, 2011.

Interest expense

Interest expense was insignificant for the 13 weeks ended October 27, 2012 and October 29, 2011. We did not access our credit facility during the third quarter fiscal 2012 or 2011. Interest expense for both periods represents various unused fees related to the credit facility.

Income tax expense

Income tax expense of $23.1 million for the 13 weeks ended October 27, 2012 represents an effective tax rate of 37.7%, compared to $17.3 million of tax expense representing an effective tax rate of 39.2% for the 13 weeks ended October 29, 2011. The lower tax rate is primarily due to stock option exercises.

Net income

Net income increased $11.4 million, or 42.5%, to $38.2 million for the 13 weeks ended October 27, 2012, compared to $26.8 million for the 13 weeks ended October 29, 2011. The increase is primarily related to the $36.3 million increase in gross profit, offset by a $16.9 million increase in SG&A expenses and a $5.8 million increase in income tax expense.

Comparison of 39 weeks ended October 27, 2012 to 39 weeks ended October 29, 2011

Net sales

Net sales increased $267.8 million, or 22.4%, to $1,461.4 million for the 39 weeks ended October 27, 2012, compared to $1,193.6 million for the 39 weeks ended October 29, 2011. Salon service sales increased $14.0 million, or 19.3%, to $86.5 million compared to $72.5 million in the first 39 weeks of fiscal 2011. The net sales increases are due to comparable stores increases of $106.4 million and non-comparable stores increases of $161.4 million compared to the first 39 weeks of fiscal 2011.

Our 9.3% comparable store sales increase included a 6.4% increase in traffic and a 2.9% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $105.6 million, or 25.3%, to $524.0 million for the 39 weeks ended October 27, 2012, compared to $418.4 million for the 39 weeks ended October 29, 2011. Gross profit as a percentage of net sales increased 80 basis points to 35.9% for the 39 weeks ended October 27, 2012, compared to 35.1% for the 39 weeks ended October 29, 2011. The increases in gross profit margin were primarily driven by:

•	50 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	50 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $48.5 million, or 16.9%, to $334.9 million for the 39 weeks ended October 27, 2012, compared to $286.4 million for the 39 weeks ended October 29, 2011. As a percentage of net sales, SG&A expenses decreased 110 basis points to 22.9% for the 39 weeks ended October 27, 2012, compared to 24.0% for the 39 weeks ended October 29, 2011. The leverage in SG&A expenses was primarily driven by:

•	40 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; and

•	70 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $3.9 million to $12.9 million for the 39 weeks ended October 27, 2012, compared to $9.0 million for the 39 weeks ended October 29, 2011. During the 39 weeks ended October 27, 2012, we opened 89 new stores, relocated 3 stores and remodeled 20 stores, compared to 54 new store openings, 2 relocated stores and 17 remodeled stores during the 39 weeks ended October 29, 2011.

Interest expense

Interest expense was insignificant for the 39 weeks ended October 27, 2012 and October 29, 2011. We did not utilize our credit facility during the first nine months of fiscal 2012 or 2011. Interest expense for both periods represents various unused fees related to the credit facility.

Income tax expense

Income tax expense of $68.0 million for the 39 weeks ended October 27, 2012 represents an effective tax rate of 38.6%, compared to $48.5 million of tax expense representing an effective tax rate of 39.6% for the 39 weeks ended October 29, 2011. The lower tax rate is primarily due to stock option exercises and less non-deductible executive compensation.

Net income

Net income increased $34.0 million, or 46.0%, to $108.0 million for the 39 weeks ended October 27, 2012, compared to $74.0 million for the 39 weeks ended October 29, 2011. The increase is primarily related to the $105.6 million increase in gross profit, offset by a $48.5 million increase in SG&A expenses and a $19.5 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
(In thousands)	October 27, 2012	October 29, 2011
Net cash provided by operating activities	$77,458	$77,460
Net cash used in investing activities	(144,030)	(97,695)
Net cash provided by financing activities	4,558	39,707

Net (decrease) increase in cash and cash equivalents	$(62,014)	$19,472

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $462.8 million at October 27, 2012, compared to $354.9 million at October 29, 2011, representing an increase of $107.9 million. The increase is primarily due to the addition of 95 net new stores opened since October 29, 2011 and the opening of the Chambersburg, Pennsylvania distribution center. The increase in average inventory per store reflects the Company’s normal holiday inventory build, incremental inventory related to the recently added prestige brand boutiques as well as strategic inventory investments to help ensure strong holiday in-stock levels.

Deferred rent liabilities were $202.3 million at October 27, 2012, an increase of $41.3 million compared to October 29, 2011. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 95 net new stores opened since October 29, 2011 and the opening of the Chambersburg, Pennsylvania distribution center.

The $23.9 million cash flow benefit from income taxes is attributed to Federal income tax deductions due to accelerated bonus depreciation on fixed assets and tax deductible stock option exercises and share sales deemed to be disqualifying dispositions.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $144.0 million during the 39 weeks ended October 27, 2012, compared to $97.7 million during the 39 weeks ended October 29, 2011. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2012.

Financing activities

Financing activities in fiscal 2012 consist principally of capital stock transactions and a dividend payment. We had no borrowings outstanding under our credit facility as of October 27, 2012, January 28, 2012 and October 29, 2011. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

On September 5, 2012, we entered into Amendment No. 1 to Amended and Restated Loan and Security Agreement (the Amendment) with the lender group. The Amendment updates certain administrative terms and conditions and provides us greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

As of October 27, 2012, January 28, 2012 and October 29, 2011, we had no borrowings outstanding under our credit facility.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of October 27, 2012.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended October 27, 2012.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 39 week period ended October 27, 2012. The interest expense recognized in our statement of income represents unused fees associated with the credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 27, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 39 weeks ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2012:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Number of maximum shares that may yet to be purchased under plans or programs (2)
August 26, 2012 to September 22, 2012	282	100.16	—	—

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	During the third quarter of 2012, the Company did not have a formal plan or program for the repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance	X

101.SCH *	XBRL Taxonomy Extension Schema	X

101.CAL *	XBRL Taxonomy Extension Calculation	X

101.LAB *	XBRL Taxonomy Extension Labels	X

101.PRE *	XBRL Taxonomy Extension Presentation	X

101.DEF *	XBRL Taxonomy Extension Definition	X

*	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 29, 2012 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin President, Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer