Form 10-K
period 2013-02-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2013-04-03
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes      ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 28, 2012, as reported on the NASDAQ Global Select Market, was approximately $4,199,998,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 28, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 28, 2013 was 63,670,003 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 2, 2013. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

Part I

Item 1.	Business

Overview

Ulta Beauty (or Ulta, we, the Company) is the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include:

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

Our Value Proposition.    We believe our focus on delivering a compelling value proposition to our customers across all of our product categories is fundamental to customer loyalty. For example, we run frequent promotions and coupons for our mass brands, gift-with-purchase offers and multi-product gift sets for our prestige brands, and a comprehensive customer loyalty program.

An Off-Mall Location.    Our stores are predominately located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our displays, store design and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy.

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. After extensive research, we recognized an opportunity to better satisfy how women want to shop for beauty products. We developed a unique retail approach by combining one-stop shopping, a compelling value proposition, convenient locations and an uplifting specialty retail experience. While we are currently executing on the core elements of our business strategy, we plan to continually refine our approach in order to further enhance the shopping experience for our customers.

Our competitive strengths

We believe the following competitive strengths differentiate us from our competitors and are critical to our continuing success:

Differentiated merchandising strategy with broad appeal.    We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our customers. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer all of these products in one retail format so that our customer can find everything she needs in one shopping trip. We appeal to a wide range of customers by offering over 500 brands, such as Bare Minerals and Urban Decay cosmetics, Chanel and Estée Lauder fragrances, Redken and Matrix haircare, as well as Dermalogica and Philosophy skincare and Clarisonic and Hot Tools personal care appliances. We also offer private label Ulta products in key categories, such as, cosmetics, skin care and bath. Because we offer a broad array of products in prestige, mass and salon, we appeal to a wide range of customers including women of all ages, demographics, and lifestyles.

Our unique customer experience.    We combine unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. We cater to the woman who loves to indulge in shopping for beauty products as well as the woman who is time constrained and comes to the store knowing exactly what she wants. Our distribution infrastructure consistently delivers an in-stock rate of greater than 95%, allowing our customers to find the products they are looking for. Our well-trained beauty advisors are not commission-based and therefore can provide unbiased and customized advice tailored to our customers’ needs. Our customer service strategy, store locations, layout and design create a unique shopping experience, which we believe increases both the frequency and length of our customers’ visits.

Retail format poised to benefit from shifting channel dynamics.    Over the past several years, the approximately $100 billion beauty products and salon services industry has experienced significant changes, including a shift in how manufacturers distribute and customers purchase beauty products. This has enabled the specialty retail channel to grow at a greater rate than the industry overall since at least 2000. We are capitalizing on these trends by offering a primarily off-mall, service-oriented specialty retail concept with a comprehensive product mix across categories and price points.

Loyal and active customer base.    Approximately eleven million Ulta customers are members of our loyalty programs. We utilize this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We regularly employ a broad range of media, including digital, catalogs and newspaper inserts to drive traffic to our stores as well as entertain and educate our customers.

Strong vendor relationships across product categories.    We have strong, active relationships with over 300 vendors, including Estée Lauder, Bare Minerals, Coty, L’Oréal and Procter & Gamble. We believe the scope of these relationships, which span the three distinct beauty categories of prestige, mass and salon and which have taken years to develop, create a significant impediment for other retailers to replicate our model. We work closely with our vendors to market both new and existing brands in a collaborative manner.

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

Growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by pursuing the following primary growth strategies:

Accelerate pace of new store expansion and grow to approximately 1,200 stores in the United States.    We believe that over the long-term, we have the potential to grow our store base to approximately 1,200 Ulta stores in the United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to continue opening stores both in markets in which we currently operate and new markets. We have been successful in opening new stores in diverse markets across the United States, allowing us to accelerate our new store growth rates consistent with our long-term target of 15% to 20%.

We opened 102 new stores during fiscal 2012, representing a 23% increase in square footage growth and a 67% increase in the number of new stores opened compared to 61 new stores in fiscal 2011. We also remodeled 21 stores and relocated 3 stores in fiscal 2012. Our fiscal 2012 and 2011 new store program represents primarily new stores opened in existing centers compared to prior years when the new store openings were more balanced between new and existing centers. This trend is expected to continue for several more years. The shift to more existing centers had no impact on new store performance.

	Fiscal Year
	2008	2009	2010	2011	2012
Total stores beginning of period	249	311	346	389	449
Stores opened	63	37	47	61	102
Stores closed	(1)	(2)	(4)	(1)	(1)

Total stores end of period	311	346	389	449	550
Stores remodeled	8	6	13	17	21
Total square footage	3,240,579	3,613,840	4,094,808	4,747,148	5,847,393
Average square footage per store	10,420	10,445	10,526	10,573	10,632

Expanding our offering by adding new products, brands and service.    Our strategy is to continue to expand our portfolio of products, brands and services both by capitalizing on the success of our existing vendor relationships and by identifying and developing new vendor relationships. Over the last several years we have added new products from existing vendors across product categories. We have also added a number of new brands in recent years, most notably in our prestige category which is currently the beauty industry’s highest growth category. Brand additions include Coach, Dolce and Gabbana, Cartier, Fendi, Chloe, Marc Jacobs, Oscar de la Renta and Thierry Mugler in fragrance; Dermalogica, Philosophy, Dr. Brandt, Juice Beauty, Vichy and La Roche-Posay; Benefit, Butter London, CK One, and Laura Geller in cosmetics; and Carol’s Daughter, DermOrganic, Living Proof, and Ouidad in hair care. We also offer haircare services in our full service salons as well as skin and brow services in most of our stores. We plan to continue expanding our portfolio of services in the future by establishing Ulta as a leading salon authority providing high quality and consistent services from our licensed stylists and introducing new beauty-related services.

Enhancing our successful loyalty programs.    We have approximately eleven million active Ulta customers who are enrolled in our loyalty programs. Loyalty member transactions represent more than fifty percent of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. We currently operate two loyalty programs, ULTAmate Rewards and The Club at Ulta. We have been converting loyalty members from The Club at Ulta, a certificate program, to the ULTAmate Rewards program which is a points-based program. Currently, approximately half of our stores are on the points-based program and we expect to roll out this program to additional markets in the future. Both loyalty programs provide a robust database of customer and shopping behavior. During 2012, we implemented a new Customer Relationship Management tool to enable customer segmentation and one-on-one marketing communications tailored to our customers’ unique beauty needs. We believe our loyalty programs combined with our growing Customer Relationship Management capabilities provide significant long-term opportunity for Ulta.

Broadening our marketing reach.    We believe our marketing initiatives are a key component of our success, providing an effective means to introduce new products, brands and services to our existing and potential new customers. We have historically utilized primarily direct mail advertising, catalogues and newspaper inserts to communicate with our customers. Our national magazine print advertising campaign exposes potential new customers to our retail and digital businesses. We plan to continue to leverage our print marketing while expanding our reach into other marketing channels, including digital marketing, social media and e-mail marketing. We plan to continue to focus on our in-store marketing and in store special events as an additional means of educating our customers and increasing the frequency of their visits to our stores.

Enhancing and expanding our digital business.    Our website serves two roles: to generate direct channel sales and profits and to communicate with our customers in an interactive, enjoyable way to reinforce the Ulta brand and drive traffic to our stores and website. We continue to aggressively develop and add new website features and functionality, marketing programs, product assortment and new brands and multi-channel integration points. We intend to establish ourselves over time as a leading online beauty resource by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, leading website features and functionality and social media content. Through our continued enhancements and multi-channel marketing initiatives, we believe we are well positioned to capitalize on the growth of Internet sales of beauty products. We believe our website and retail stores provide our customers with an integrated multi-channel shopping experience and increased flexibility for their beauty buying needs.

Improving our operating margin.    We plan to continue to improve our operating results by leveraging our existing infrastructure and continually optimizing the efficiency of our operations. We will continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale (POS) functions. We believe we will continue to improve our profitability by reducing our operating expenses as a percentage of net sales, in particular supply chain, general corporate overhead and fixed store expenses.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $100 billion in retail sales, according to Euromonitor International and IBIS World Inc. The approximately $59 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $41 billion salon services industry consists of hair, skin and nail services.

Distribution for beauty products is varied. Prestige products are typically purchased in department or specialty stores, while mass products and staple items are generally purchased at drug stores, food retail stores and mass merchandisers. In addition, salon haircare products are sold in salons and authorized professional retail outlets.

Competition

Our major competitors for prestige and mass products include traditional department stores such as Macy’s and Nordstrom, specialty stores such as Sephora and Bath & Body Works, drug stores such as CVS/pharmacy and Walgreens, mass merchandisers such as Target and Wal-Mart and the online businesses of the aforementioned retailers. We believe the principal bases upon which we compete are the quality and assortment of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services.

The market for salon services and products is highly fragmented. Our competitors for salon services and products include Regis Corp., Sally Beauty, JCPenney salons and independent salons.

Stores

Our stores are predominately located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 102 stores in fiscal 2012 and the average investment required to open a new Ulta store is approximately $1.0 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. However, our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of February 2, 2013, we operated 550 stores in 45 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has continued to evolve over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. We have a formal store remodel program in place to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 21 stores in fiscal 2012. Our newer store prototype, including new stores and remodels, represents approximately 90% of our store base. We continue to evolve this program to update older stores with a consistent look and experience to drive additional customer traffic and increase our sales and profitability. The remodel store selection process is subject to the same discipline as our new store real estate decision process. Our focus is to remodel the oldest, highest performing stores first, subject to criteria such as rate of return, lease terms, market performance and quality of real estate. We also consider remodeling all relevant stores in a particular geography when appropriate, which allows us to present a consistent brand identity across an entire market. The average investment to remodel a store in fiscal 2012 was approximately $0.9 million. Each remodel takes approximately three months to complete, during which time we keep the store open.

Salon

We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with approximately eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, semi-private shampoo and hair color processing areas. Each salon is a full-service salon offering haircuts, hair coloring and permanent texture, with most salons also providing facials and waxing. We continue to expand our service offering, adding services such as gel manicures, microdermabrasion and hair extensions to select locations. We employ licensed professional stylists and estheticians who offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens, and at-home care recommendations.

Ulta.com

We established Ulta.com to give our customers an integrated multi-channel buying experience by providing them with an opportunity to access product offerings and information beyond our brick-and-mortar retail stores. The Ulta.com website and experience supports the key elements of the Ulta brand proposition and provides access to more than 16,000 beauty products from hundreds of brands. As Ulta.com continues to grow in terms of functionality and content, we expect it to become an even greater element in Ulta’s marketing programs and a more important resource for our customers to access product and store information, beauty trends and techniques, and buy from a larger assortment of product offerings.

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

Organization

Our merchandising team consists of a Senior Vice President of Merchandising overseeing a team of category Vice Presidents and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure a consistent execution across our store base and e-commerce platform.

Our planogram department assists the merchants and replenishment team to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on strategic placement of promotional merchandise, along with functional and educational signage and creative product presentation standards, in all of our stores. All stores receive a centrally produced promotional planner to ensure consistent implementation of our marketing programs.

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

Vendor relationships

We have close relationships with our over 300 vendors. There continues to be vendor consolidation within the beauty products industry. Our top ten vendors represent approximately 53% of our total annual sales. These include vendors across all product categories, such as Bare Minerals, Estee Lauder, L’Oréal, Procter & Gamble, and Coty, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and e-commerce website, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our customers and prospective customers through multiple vehicles. Our primary marketing expenditure is in direct mail catalogs and free-standing newspaper inserts which highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services and special offers. We advertise in national beauty and lifestyle magazines and execute a comprehensive public relations strategy to enhance Ulta’s reputation as a beauty destination, increase brand awareness, support our charitable efforts on behalf of The Breast Cancer Research Foundation and drive awareness of new products, in-store events and new store openings.

Our loyalty programs are an important tool to increase retention of existing customers and to enhance their loyalty to the Ulta brand. We currently operate two loyalty programs, ULTAmate Rewards and The Club at Ulta. Approximately 11 million active customers are enrolled in these loyalty programs, generating more than 50 percent of Ulta’s sales. The Club at Ulta is a certificate program offering customers reward certificates for free beauty products based on their level of purchases. Customers earn reward certificates to redeem during specific promotional periods throughout the year. ULTAmate Rewards is a points-based program in which customers earn points based on their purchases. Points earned are valid for one year and may be redeemed on any product or select salon services. We expect to convert all loyalty program members to the ULTAmate Rewards program over time. Both loyalty programs provide us with rich customer data which continue to fuel our direct marketing programs, with the long term goal of driving higher share of our customers’ spend in the beauty category. During 2012 we implemented the first phase of a new Customer Relationship Management solution to enable more sophisticated mining of this customer data in our loyalty member database as well as greater personalization of our marketing.

A growing percentage of our marketing expense is directed at our digital marketing strategy as a highly effective channel to communicate with existing customers and reach customers who are not familiar with Ulta or who haven’t yet shopped with us. Our online marketing strategy includes search engine optimization, paid search, mobile advertising, affiliate relationships, social media, display advertising, and other digital marketing channels. Ulta’s email marketing programs are effective in communicating with and driving sales from online and retail store customers.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, three to four assistant managers, and approximately twenty full and part-time associates, including approximately six to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations who in turn reports to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one to two estheticians. Our higher producing salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 4,000 Ulta salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently rewards their success. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for our associates. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s purpose and values. Training for new store managers, prestige consultants and sales associates familiarizes them with our beauty products and sales, opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige consultants are trained to work across all prestige lines and within our prestige “boutiques”, where customers can receive makeup demonstrations and skin analysis.

Distribution

We operate three distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. The second distribution facility is in Phoenix, Arizona and is approximately 437,000 square feet in size. The third distribution center, located in Chambersburg, Pennsylvania, opened in April 2012 to support our future growth needs. The Chambersburg warehouse contains approximately 373,000 square feet.

Inventory is shipped from our suppliers to our distribution facilities. We carry over 20,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems, which have been upgraded or installed in the last three years. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

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

Associates

As of February 2, 2013, we employed approximately 5,600 people on a full-time basis and approximately 10,500 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our associates.

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

Economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to recover, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could continue to make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development has adversely affected our new store program and could limit our future growth opportunities as long as the aforementioned conditions exist. Continued turbulence in the United States and international markets and economies and declines in consumer spending may adversely affect our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs and could adversely affect our business, financial condition, profitability and cash flows.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of other key executive personnel, it could have a material adverse effect on our business, financial condition, profitability and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Effective February 21, 2013, Carl S. Rubin resigned from his position as President and Chief Executive Officer and Dennis K. Eck, a current board member, is currently serving as Interim Chief Executive Officer until a permanent replacement is identified. In addition, Scott M. Settersten served as Acting Chief Financial Officer and Assistant Secretary of the Company from October 18, 2012 through March 12, 2013 at which time we announced his appointment as permanent Chief Financial Officer and Assistant Secretary. We are in the process of completing a comprehensive search for a permanent Chief Executive Officer, however there can be no assurance that we will be able to identify and hire a qualified candidate in a timely manner. Our ability to attract, select and hire a permanent Chief Executive Officer candidate may prove difficult, take more time than anticipated, and be costly. This may require other senior management to divert part of their attention from their primary duties, which could have a material adverse effect on our business or operations. Our inability to effectively manage and maintain our business through this Chief Executive Officer transition could have a material adverse effect on our business, financial condition, profitability and cash flows.

We intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our continued and future growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2012, we opened 102 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to approximately 1,200 stores in the United States. During fiscal 2012, the average investment required to open a typical new store was approximately $1.0 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We operate three distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers may need to be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Our e-commerce operations are increasingly important to our business. The Ulta.com website serves as an effective extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand, product offerings, and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

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

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the current economic downturn which has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

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

During fiscal 2012, merchandise supplied to Ulta by our top ten vendors accounted for approximately 53% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business, financial condition, profitability and cash flows.

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

In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our Ulta branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial conditions, profitability and cash flows:

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

We paid a special cash dividend on May 15, 2012. Any future dividend payments will be within the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock.

Our previously announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On March 18, 2013, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion, up to an aggregate purchase price of $150 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are predominately located in convenient, high-traffic, locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 2, 2013, we operated 550 retail stores in 45 states, as shown in the table below:

State	Number of stores
Alabama	10
Arizona	23
Arkansas	4
California	55
Colorado	12
Connecticut	5
Delaware	1
Florida	39
Georgia	21
Idaho	3
Illinois	38
Indiana	10
Iowa	6
Kansas	3
Kentucky	6
Louisiana	9
Maine	3
Maryland	9
Massachusetts	7
Michigan	23
Minnesota	11
Mississippi	4
Missouri	9
Montana	1
Nebraska	3
Nevada	6
New Hampshire	2
New Jersey	14
New Mexico	1
New York	19
North Carolina	17
North Dakota	1
Ohio	18
Oklahoma	8
Oregon	6
Pennsylvania	20
Rhode Island	1
South Carolina	10
Tennessee	8
Texas	67
Utah	6
Virginia	14
Washington	9
West Virginia	1
Wisconsin	7

Total	550

As of February 2, 2013, we operated three distribution facilitates located in Romeoville, Illinois, Phoenix, Arizona and Chambersburg, Pennsylvania. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2015. The Phoenix warehouse contains approximately 437,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each. The Chambersburg warehouse contains approximately 373,000 square feet. The lease expires on March 31, 2027 and has three renewal options with terms of five years each.

Our principal executive office is in Bolingbrook, Illinois. The lease for the Bolingbrook office expires on August 31, 2018.

Item 3.     Legal Proceedings

General litigation  — On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.     Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below. On February 14, 2013, the Company announced the resignation of Carl S. Rubin as President, Chief Executive Officer and Director and the appointment of Dennis K. Eck as our Interim Chief Executive Officer.

Name	Age	Position
Dennis K. Eck	69	Interim Chief Executive Officer and Chairman of the Board of Directors
Carl S. Rubin	53	Former President, Chief Executive Officer and Director
Scott M. Settersten	52	Chief Financial Officer and Assistant Secretary
Robert S. Guttman	60	Senior Vice President, General Counsel & Secretary

There is no family relationship between any of the Directors or executive officers and any other Director or executive officer of Ulta.

Dennis K. Eck.    Mr. Eck was named Interim Chief Executive Officer on February 21, 2013 and has served as Chairman of the Board of Directors and a director of Ulta since 2003. Prior to that, Mr. Eck served in various executive roles with Coles Myer, one of Australia’s largest retailers, from 1994 to 2001 where he was Chief Executive Officer and a member of the board of Coles Myer LTD Australia from November 1997 to September 2001. Prior to 1994, Mr. Eck served in various executive roles with Vons Companies, Inc. and American Stores, Inc.

Carl S. Rubin.    Mr. Rubin was our Chief Executive Officer from September 2010 to February 2013. Prior to joining Ulta, Mr. Rubin was President of the North American Retail division of Office Depot Inc. from January 2006 to April 2010. Mr. Rubin first joined Office Depot as Executive Vice President, Chief Marketing Officer

and Chief Merchandising Officer in 2004. From 1998 to 2004, Mr. Rubin served at Accenture, including three years as a partner, working with a range of retail clients across department store, specialty store and e-commerce venues. Prior to 1998, Mr. Rubin held a number of senior merchandising and general management positions in the specialty retail and department store industry including Federated Department Stores. Mr. Rubin was a member of the executive committee of the board of directors of the National Retail Federation from January 2007 through March 2010.

Scott M. Settersten.    Mr. Settersten was named Chief Financial Officer and Assistant Secretary on March 12, 2013 after having previously served as Acting Chief Financial Officer and Assistant Secretary since October 18, 2012. Prior to this role, Mr. Settersten served as Vice President of Accounting since 2010 and was responsible for accounting, tax, external reporting and investor relations. He joined Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to joining Ulta Beauty, Mr. Settersten spent 15 years with Pricewaterhouse Coopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

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

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2012 and 2011:

Fiscal Year 2012	High	Low
First quarter	$95.56	$76.15
Second quarter	97.70	83.78
Third quarter	101.54	83.74
Fourth quarter	101.99	86.93

Fiscal Year 2011	High	Low
First quarter	$53.19	$36.73
Second quarter	68.70	49.61
Third quarter	72.86	48.89
Fourth quarter	78.80	64.09

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 28, 2013 was $81.17 per share. As of March 28, 2013, we had 77 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

On March 8, 2012, we announced that our Board of Directors had declared a $1.00 per share special cash dividend to shareholders of record as of the close of business on March 20, 2012. The special cash dividend, totaling $62.5 million, was paid on May 15, 2012.

Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility as well as financial and other conditions existing at the time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of February 2, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,806,801	$41.60	4,916,248
Equity compensation plans not approved by security holders	—	—	—

Total	1,806,801	$41.60	4,916,248

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering Ulta’s first trading day on October 25, 2007 through the end of Ulta’s fiscal year ended February 2, 2013. The graph assumes an investment of $100 made at the closing of trading on October 25, 2007, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.    Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands, except per share and per square foot data)
Income statement:
Net sales(2)	$2,220,256	$1,776,151	$1,454,838	$1,222,771	$1,084,646
Cost of sales	1,436,582	1,159,311	970,753	846,202	752,939

Gross profit	783,674	616,840	484,085	376,569	331,707
Selling, general and administrative expenses	488,880	410,658	358,106	302,413	271,095
Pre-opening expenses	14,816	9,987	7,095	6,003	14,311

Operating income	279,978	196,195	118,884	68,153	46,301
Interest expense	185	587	755	2,202	3,943

Income before income taxes	279,793	195,608	118,129	65,951	42,358
Income tax expense	107,244	75,344	47,099	26,595	17,090

Net income	$172,549	$120,264	$71,030	$39,356	$25,268

Net income per common share:
Basic	$2.73	$1.96	$1.20	$0.68	$0.44
Diluted	$2.68	$1.90	$1.16	$0.66	$0.43
Weighted average common shares outstanding:
Basic	63,250	61,259	58,959	57,915	57,425
Diluted	64,396	63,334	61,288	59,237	58,967
Dividends declared per common share	$1.00	$—	$—	$—	$—
Other operating data:
Comparable store sales increase(3)	8.8%	10.9%	11.0%	1.4%	0.2%
Number of stores end of year	550	449	389	346	311
Total square footage end of year	5,847,393	4,747,148	4,094,808	3,613,840	3,240,579
Total square footage per store(4)	10,632	10,573	10,526	10,445	10,420
Average total square footage(5)	5,315,653	4,413,236	3,811,597	3,459,628	2,960,355
Net sales per average total square foot(6)	$418	$402	$382	$353	$366
Capital expenditures	188,578	128,636	97,115	68,105	110,863
Depreciation and amortization	88,233	75,931	64,936	62,166	51,445
Balance sheet data:
Cash and cash equivalents	$320,475	$253,738	$111,185	$4,017	$3,638
Working capital	568,257	415,377	241,032	136,417	159,695
Property and equipment, net	483,059	376,985	326,099	290,861	292,224
Total assets	1,275,249	957,217	730,488	553,635	568,932
Total debt	—	—	—	—	106,047
Total stockholders’ equity	786,942	584,704	402,533	292,608	244,968

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2012 was a 53-week operating year and the 53rd week represented approximately $40 million in net sales.

(3)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(6)	Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 2, 2013. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. After extensive research, we recognized an opportunity to better satisfy how women want to shop for beauty products. We developed a unique retail approach by combining one-stop shopping, a compelling value proposition, convenient locations and an uplifting specialty retail experience. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon styling tools. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our growth strategy, including accelerating store growth, introducing new products, services and brands, enhancing our loyalty program, broadening our marketing reach, increasing our digital focus including Ulta.com and improving our operating margin. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.

Comparable store sales is a key metric that is monitored closely within the retail industry. Our comparable store sales have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales, including general U.S. economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others. We do not expect our 8.8% fiscal 2012 comparable store sales increase to continue into the future. Our long-term annual comparable store sales increase target is 4% to 6%, including the impact of e-commerce sales starting in 2013.

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

Global economic conditions

Economic conditions in the U.S. continue to be uneven. Fiscal stress in Europe and economic uncertainty in the U.S. related to deficit issues, potential tax increases and federal spending cuts have resulted in significant fluctuations in the financial markets. While the U.S. credit markets have stabilized and credit availability has improved compared to the recent recessionary period, economic growth is expected to continue to be weak. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs, and consumer perception of economic conditions, among others. Sudden negative changes in one or more of the factors that affect consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.

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

Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. E-commerce merchandise sales are excluded from comparable store sales. Starting in the first quarter of 2013, comparable store sales will be reported including the Company’s e-commerce business. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

Measuring comparable store sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 were 53, 52 and 52 week years, respectively, and are hereafter referred to as fiscal 2012, fiscal 2011 and fiscal 2010.

As of February 2, 2013, we operated 550 stores across 45 states. The following tables present the components of our results of operations for the periods indicated:

	Fiscal year ended
(Dollars in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,220,256	$1,776,151	$1,454,838
Cost of sales	1,436,582	1,159,311	970,753

Gross profit	783,674	616,840	484,085
Selling, general and administrative expenses	488,880	410,658	358,106
Pre-opening expenses	14,816	9,987	7,095

Operating income	279,978	196,195	118,884
Interest expense	185	587	755

Income before income taxes	279,793	195,608	118,129
Income tax expense	107,244	75,344	47,099

Net income	$172,549	$120,264	$71,030

Other operating data:
Number of stores end of period	550	449	389
Comparable store sales increase	8.8%	10.9%	11.0%

	Fiscal year ended
(Percentage of net sales)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7%	65.3%	66.7%

Gross profit	35.3%	34.7%	33.3%
Selling, general and administrative expenses	22.0%	23.1%	24.6%
Pre-opening expenses	0.7%	0.6%	0.5%

Operating income	12.6%	11.0%	8.2%
Interest expense	0.0%	0.0%	0.1%

Income before income taxes	12.6%	11.0%	8.1%
Income tax expense	4.8%	4.2%	3.2%

Net income	7.8%	6.8%	4.9%

Fiscal year 2012 versus fiscal year 2011

Net sales

Net sales increased $444.1 million, or 25.0%, to $2,220.3 million in fiscal 2012 compared to $1,776.2 million in fiscal 2011. Salon service sales increased $22.9 million, or 23.2% to $121.4 million compared to $98.5 million in fiscal 2011. The sales increases are due to the opening of 101 net new stores in 2012 and a 8.8% increase in comparable store sales which was primarily due to a 6.5% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2012 as well as stores opened in fiscal 2011 which have not yet turned comparable, contributed $291.0 million of the net sales increase while comparable stores contributed $153.1 million of the total net sales increase. We attribute the increase in comparable store sales to our successful marketing and merchandise strategies.

Gross profit

Gross profit increased $166.9 million, or 27.0%, to $783.7 million in fiscal 2012, compared to $616.8 million, in fiscal 2011. Gross profit as a percentage of net sales increased 60 basis points to 35.3% in fiscal 2012 compared to 34.7% in fiscal 2011. The increase in gross profit margin in fiscal 2012 was primarily driven by:

•	50 basis points of leverage in fixed store costs attributed to the impact of significantly higher sales levels in fiscal 2012; and

•	30 basis points improvement in merchandise margins driven by our marketing and merchandising strategies.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $78.2 million, or 19.0%, to $488.9 million in fiscal 2012 compared to $410.7 million in fiscal 2011. As a percentage of net sales, SG&A expenses decreased 110 basis points to 22.0% in fiscal 2012 compared to 23.1% in fiscal 2011. The leverage in SG&A expense was primarily driven by:

•	70 basis points in corporate overhead leverage attributed to higher sales volume; and

•	40 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $4.8 million, or 48.4%, to $14.8 million in fiscal 2012 compared to $10.0 million in fiscal 2011. During fiscal 2012, we opened 102 new stores, remodeled 21 stores and relocated 3 stores. During fiscal 2011, we opened 61 new stores and remodeled 17 stores and relocated 2 stores.

Interest expense

Interest expense was $0.2 million in fiscal 2012 and $0.6 million in fiscal 2011. Interest expense for both periods represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2012 or 2011.

Income tax expense

Income tax expense of $107.2 million in fiscal 2012 represents an effective tax rate of 38.3%, compared to fiscal 2011 tax expense of $75.3 million and an effective tax rate of 38.5%. The lower tax rate in fiscal 2012 is primarily due to a decrease in state taxes and less non-deductible executive compensation compared to fiscal 2011.

Net income

Net income increased $52.2 million, or 43.5%, to $172.5 million in fiscal 2012 compared to $120.3 million in fiscal 2011. The increase in net income was primarily due to an increase in gross profit of $166.9 million, which was offset by a $78.2 million increase in SG&A expenses and a $31.9 million increase in income tax expense.

Fiscal year 2011 versus fiscal year 2010

Net sales

Net sales increased $321.4 million, or 22.1%, to $1,776.2 million in fiscal 2011 compared to $1,454.8 million in fiscal 2010. Salon service sales increased $12.1 million, or 14.0% to $98.5 million compared to $86.4 million in fiscal 2010. The sales increases were due to the opening of 60 net new stores in 2011 and a 10.9% increase in comparable store sales which was primarily due to a 10.1% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2011 as well as stores opened in fiscal 2010 which have not yet turned comparable, contributed $168.4 million of the net sales increase while comparable stores contributed $153.0 million of the total net sales increase. We attribute the increase in comparable store sales to our successful marketing and merchandise strategies.

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

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, supply chain improvements and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand and cash flows from operations, including changes in working capital, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

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

The following table presents a summary of our cash flows for fiscal years 2012, 2011 and 2010:

	Fiscal year ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by operating activities	$239,001	$220,887	$176,543
Net cash used in investing activities	(188,578)	(128,636)	(97,115)
Net cash provided by financing activities	16,314	50,302	27,740

Net increase in cash and cash equivalents	$66,737	$142,553	$107,168

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $361.1 million at February 2, 2013, compared to $244.6 million at January 28, 2012, representing an increase of $116.5 million. Average inventory per store increased 20.5% compared to prior year. The increase in inventory is due to the addition of 101 net new stores opened since January 28, 2012 and incremental inventory related to the recently added prestige brand boutiques as well as strategic inventory investments to improve in-stock levels.

We had a current tax liability of $10.1 million at the end of fiscal 2012 compared to $4.0 million at the end of fiscal 2011. The increase in taxes payable is primarily due to an increase in taxable income.

Deferred rent liabilities were $208.0 million at February 2, 2013, an increase of $44.5 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 101 net new stores opened since January 28, 2012.

The $53.4 million cash flow benefit from income taxes is attributed to Federal income tax deductions due to accelerated bonus depreciation on fixed assets and tax deductible stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities primarily related to capital expenditures were $188.6 million in fiscal

2012, compared to $128.6 million and $97.1 million in fiscal 2011 and 2010, respectively. Capital expenditures increased in fiscal 2012 compared to fiscal 2011 due to the increase in our 2012 new store program. During fiscal 2012 we opened 102 new stores, remodeled 21 stores and relocated 3 stores, compared to 61 new stores, 17 remodels and 2 relocations during fiscal 2011 and 47 new stores, 13 remodels and 5 relocations during fiscal 2010.

Financing activities

Financing activities in fiscal 2012, 2011 and 2010 consist principally of capital stock transactions and the related income tax effects and a dividend payment. Common stock repurchased in fiscal 2012 and 2011 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2012, 2011 and 2010. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

On September 5, 2012, we entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the Amendment) with the lender group. The Amendment updated certain administrative terms and conditions and provides us greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

As of February 2, 2013 and January 28, 2012, the Company had no borrowings outstanding under its credit facility and the Company was in compliance with all terms and covenants of the agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mothers’ Day as well as the “Back to School” season and Valentine’s Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of February 2, 2013.

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

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 2, 2013:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations(1)	$1,208,527	$155,542	$313,609	$278,565	$460,811

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2012 were $30.5 million.

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

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2012, 2011 and 2010.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have not recorded an impairment charge in any of the periods presented in the accompanying financial statements.

Share-based compensation

We account for share-based compensation in accordance with the Accounting Standards CodificationTM (ASC) rules for stock compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest.

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

See notes to financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions. See Note 9 to our financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2012.

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

Based on management’s evaluation as of February 2, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 2, 2013, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 2, 2013. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of February 2, 2013 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 2, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of February 2, 2013 and January 28, 2012, and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

April 3, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of February 2, 2013 and January 28, 2012, and the related statements of income, cash flows and stockholders’ equity for each of the three years in the period ended February 2, 2013 and our report dated April 3, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

April 3, 2013

Ulta Salon, Cosmetics & Fragrance, Inc.

Balance Sheets

	February 2,	January 28,
(In thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$320,475	$253,738
Receivables, net	41,515	26,153
Merchandise inventories, net	361,125	244,647
Prepaid expenses and other current assets	50,452	43,430
Deferred income taxes	15,757	12,264

Total current assets	789,324	580,232
Property and equipment, net	483,059	376,985
Deferred compensation plan assets	2,866	—

Total assets	$1,275,249	$957,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$118,886	$86,442
Accrued liabilities	92,127	74,411
Accrued income taxes	10,054	4,002

Total current liabilities	221,067	164,855
Deferred rent	208,003	163,463
Deferred income taxes	56,361	44,195
Other long-term liabilities	2,876	—

Total liabilities	488,307	372,513
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,565 and 62,764 shares issued; 64,009 and 62,209 shares outstanding; at February 2, 2013, and January 28, 2012, respectively	645	627
Treasury stock-common, at cost	(7,494)	(7,415)
Additional paid-in capital	496,930	404,698
Retained earnings	296,861	186,794

Total stockholders’ equity	786,942	584,704

Total liabilities and stockholders’ equity	$1,275,249	$957,217

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Income

	Fiscal year ended
(In thousands, except per share data)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,220,256	$1,776,151	$1,454,838
Cost of sales	1,436,582	1,159,311	970,753

Gross profit	783,674	616,840	484,085
Selling, general and administrative expenses	488,880	410,658	358,106
Pre-opening expenses	14,816	9,987	7,095

Operating income	279,978	196,195	118,884
Interest expense	185	587	755

Income before income taxes	279,793	195,608	118,129
Income tax expense	107,244	75,344	47,099

Net income	$172,549	$120,264	$71,030

Net income per common share:
Basic	$2.73	$1.96	$1.20
Diluted	$2.68	$1.90	$1.16
Weighted average common shares outstanding:
Basic	63,250	61,259	58,959
Diluted	64,396	63,334	61,288
Dividends declared per common share	$1.00	$—	$—

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Cash Flows

	Fiscal year ended
	February 2,	January 28,	January 29,
(In thousands)	2013	2012	2011
Operating activities
Net income	$172,549	$120,264	$71,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,233	75,931	64,936
Deferred income taxes	8,673	10,827	7,741
Non-cash stock compensation charges	13,375	11,605	11,155
Excess tax benefits from stock-based compensation	(47,345)	(25,899)	(10,640)
Loss (gain) on disposal of property and equipment	1,074	1,324	(519)
Change in operating assets and liabilities:
Receivables	(15,362)	(3,861)	(8,815)
Merchandise inventories	(116,478)	(26,131)	(11,568)
Prepaid expenses and other current assets	(9,888)	(10,640)	(2,518)
Income taxes	53,397	40,585	(10,354)
Accounts payable	32,444	(651)	30,706
Accrued liabilities	13,789	(1,358)	14,535
Deferred rent	44,540	28,891	20,854

Net cash provided by operating activities	239,001	220,887	176,543
Investing activities
Purchases of property and equipment	(188,578)	(128,636)	(97,115)

Net cash used in investing activities	(188,578)	(128,636)	(97,115)
Financing activities
Dividends paid	(62,482)	—	—
Excess tax benefits from stock-based compensation	47,345	25,899	10,640
Stock options exercised	31,530	27,639	17,100
Common stock repurchased	(79)	(3,236)	—

Net cash provided by financing activities	16,314	50,302	27,740

Net increase in cash and cash equivalents	66,737	142,553	107,168
Cash and cash equivalents at beginning of year	253,738	111,185	4,017

Cash and cash equivalents at end of year	$320,475	$253,738	$111,185

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$45,354	$24,162	$49,871

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$6,803	$(495)	$2,540

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — January 30, 2010	58,674	$586	(505)	$(4,179)	$300,701	$(4,500)	$292,608
Stock options exercised	2,033	20	—	—	17,080	—	17,100
Net income	—	—	—	—	—	71,030	71,030

Comprehensive income	—	—	—	—	—	—	71,030
Excess tax benefits from stock-based compensation	—	—	—	—	10,640	—	10,640
Stock compensation charge	—	—	—	—	11,155	—	11,155

Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$402,533

Stock options exercised	2,057	21	—	—	27,618	—	27,639
Common stock repurchased	—	—	(50)	(3,236)	—	—	(3,236)
Net income	—	—	—	—	—	120,264	120,264

Comprehensive income	—	—	—	—	—	—	120,264
Excess tax benefits from stock-based compensation	—	—	—	—	25,899	—	25,899
Stock compensation charge	—	—	—	—	11,605	—	11,605

Balance — January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704

Stock options exercised and other awards	1,801	18	—	—	31,512	—	31,530
Common stock repurchased	—	—	(1)	(79)	—	—	(79)
Net income	—	—	—	—	—	172,549	172,549

Comprehensive income	—	—	—	—	—	—	172,549
Excess tax benefits from stock-based compensation	—	—	—	—	47,345	—	47,345
Stock compensation charge	—	—	—	—	13,375	—	13,375
Dividends paid	—	—	—	—	—	(62,482)	(62,482)

Balance — February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. (Company or Ulta) was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 2, 2013, the Company operated 550 stores in 45 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

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

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2013 (fiscal 2012), January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010) were 53, 52 and 52 week years, respectively.

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

Receivables

Receivables consist principally of amounts receivable from vendors related to allowances earned but not yet received. These receivables are computed based on provisions of the vendor agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The allowance for receivables totaled $973 and $556 as of February 2, 2013 and January 28, 2012, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of February 2, 2013 and January 28, 2012.

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

Customer loyalty program

The Company currently operates two loyalty programs, ULTAmate Rewards and The Club at Ulta. The Club at Ulta is a certificate program offering customers reward certificates for free beauty products based on their level of purchases. Customers earn reward certificates to redeem during specific promotional periods throughout the year. ULTAmate Rewards is a points-based program in which customers earn points based on their purchases. Points earned are valid for one year and may be redeemed on any product or select salon service. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at February 2, 2013 and January 28, 2012 was $7,084 and $6,207, respectively. The cost of these programs, which was $22,044, $17,200 and $12,942 in fiscal 2012, 2011 and 2010, respectively, is included in cost of sales in the statements of income.

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

Revenue recognition

Net sales include merchandise sales and salon service revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $121,357, $98,479 and $86,484 for fiscal 2012, 2011 and 2010, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded at the time of shipment.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. During fiscal 2010, there was a change in facts and circumstances which resulted in the Company recognizing approximately $2.0 million of gift card breakage income which related primarily to gift cards sold in prior years. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $13,364 and $10,573 at February 2, 2013 and January 28, 2012, respectively, and is included in accrued liabilities – accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print, and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $118,365, $99,446 and $84,796 for fiscal 2012, 2011 and 2010, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $6,251and $4,721 as of February 2, 2013 and January 28, 2012, respectively.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with the Accounting Standards CodificationTM (ASC) rules for stock compensation. Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $13,375, $11,605 and $11,155 for fiscal 2012, 2011 and 2010, respectively (see Note 9, “Share-based awards”).

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

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method (see Note 10, “Net income per common share”).

3.    Property and equipment

Property and equipment consist of the following:

	February 2, 2013	January 28, 2012
Equipment and fixtures	$323,069	$256,479
Leasehold improvements	307,624	256,487
Electronic equipment and software	169,997	126,790
Construction-in-progress	37,700	33,598

	838,390	673,354
Less accumulated depreciation and amortization	(355,331)	(296,369)

Property and equipment, net	$483,059	$376,985

The Company had no capitalized interest for fiscal 2012 and 2011 as a result of not utilizing the credit facility during the year.

4.    Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2012, 2011 and 2010. Total rent expense under operating leases was $115,755, $94,175 and $82,365 for fiscal 2012, 2011 and 2010, respectively. Future minimum lease payments under operating leases as of February 2, 2013, are as follows:

Fiscal year	Operating Leases
2013	$155,542
2014	160,168
2015	153,441
2016	144,991
2017	133,574
2018 and thereafter	460,811

Total minimum lease payments	$1,208,527

Included in the operating lease schedule above is $210,375 of minimum lease payments for stores that will open in fiscal 2013.

General litigation — On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

The Company is also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

5.    Accrued liabilities

Accrued liabilities consist of the following:

	February 2, 2013	January 28, 2012
Accrued vendor liabilities (including accrued property and equipment costs)	$17,254	$10,868
Accrued customer liabilities	21,638	17,978
Accrued payroll, bonus and employee benefits	30,418	24,449
Accrued taxes, other	9,991	7,619
Other accrued liabilities	12,826	13,497

Accrued liabilities	$92,127	$74,411

6.    Income taxes

The provision for income taxes consists of the following:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current:
Federal	$83,606	$53,495	$32,288
State	14,832	11,022	7,070

Total current	98,438	64,517	39,358
Deferred:
Federal	8,950	10,796	8,076
State	(144)	31	(335)

Total deferred	8,806	10,827	7,741

Provision for income taxes	$107,244	$75,344	$47,099

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.4%	3.7%	3.7%
Other	(0.1%)	(0.2%)	1.2%

Effective tax rate	38.3%	38.5%	39.9%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2, 2013	January 28, 2012
Deferred tax assets:
Reserves not currently deductible	$18,160	$13,207
Employee benefits	5,029	4,970
Net operating loss & credit carryforwards	208	179
Accrued liabilities	3,854	3,499
Inventory valuation	1,280	1,570

Total deferred tax assets	28,531	23,425
Deferred tax liabilities:
Property and equipment	39,357	32,414
Deferred rent obligation	21,638	16,572
Prepaid expenses	8,140	6,370

Total deferred tax liabilities	69,135	55,356

Net deferred tax liability	$(40,604)	$(31,931)

At February 2, 2013, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $73, which expire between 2013 and 2014. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the federal NOLs is subject to an annual limitation of $440 for federal NOLs created prior to April 1, 1997. At February 2, 2013, the Company had $281 credit carryforwards for state income tax purposes.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. Based on the Company’s best estimate of the potential liability for uncertain tax positions there was no reserve at February 2, 2013 and January 28, 2012.

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its financial statements. Income tax-related interest and penalties were insignificant for fiscal 2012, 2011 and 2010.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for the years before 2010 and, this applies to examinations by the State authorities before 2008.

7.    Notes payable

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extends the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%. As of February 2, 2013 and January 28, 2012, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

On September 5, 2012, the Company entered into Amendment No. 1 to the Amended and Restated Loan and Security Agreement (the Amendment) with the lender group. The Amendment updated certain administrative terms and conditions and provides the Company greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

8.    Fair value measurements

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

As of February 2, 2013, the Company held financial liabilities of $2,876 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.    Share-based awards

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

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Volatility rate	53.5%	54.0%	56.9%
Average risk-free interest rate	1.2%	1.5%	2.2%
Average expected life (in years)	6.3	6.3	5.6
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of a peer group of publicly-traded companies. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. We have limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, the Company has elected to generally use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments. The Company does not currently pay a regular dividend. The dividend paid in May 2012 was a one-time special cash dividend.

The Company granted 241 stock options during fiscal 2012. The compensation cost that has been charged against income was $11,967, $9,731, and $9,918 for fiscal 2012, 2011, and 2010, respectively. The weighted-average grant date fair value of options granted in fiscal 2012, 2011 and 2010 was $46.29, $34.81 and $13.58, respectively. At February 2, 2013, there was approximately $26,529 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

The total intrinsic value of options exercised was $138,291, $86,030 and $42,118 in fiscal 2012, 2011 and 2010, respectively.

Restricted stock awards

During fiscal 2012 the Company issued restricted stock to certain employees and its board of directors. Employee grants will generally cliff vest after 3 years and director grants will cliff vest within one year. The compensation expense recorded in fiscal 2012 and 2011 was $1,408 and $1,874, respectively. At February 2, 2013 and January 28, 2012, unrecognized compensation cost related to restricted stock awards was $3,989 and $935, respectively.

A summary of the status of the Company’s stock option activity is presented in the following tables:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Common Stock Options Outstanding
Beginning of year	3,559	$26.46	5,036	$16.55	5,791	$11.18
Granted	241	89.99	621	66.58	1,521	26.12
Exercised	(1,795)	17.57	(1,936)	14.28	(2,033)	8.41
Canceled	(198)	46.28	(162)	17.75	(243)	16.73

End of year	1,807	$41.60	3,559	$26.46	5,036	$16.55

Exercisable at end of year	563	24.85	1,437	$14.27	2,272	$12.38

Restricted Stock Outstanding
Beginning of year	22	$55.72	128	$24.29	—	$—
Granted	65	90.18	15	63.38	128	24.29
Vested	(5)	66.88	(71)	23.62	—	—
Forfeited	(20)	75.30	(50)	23.52	—	—

End of year	62	$81.81	22	$55.72	128	$24.29

The Company completed an initial public offering during fiscal 2007 which resulted in compensation expense related to performance based grants of $425 in fiscal 2010. There was no compensation expense related to performance based grants in 2012 and 2011. No performance-based options were granted during fiscal 2012, 2011 and 2010.

Cash received from option exercises under all share-based payment arrangements for fiscal 2012, 2011 and 2010 was $31,530, $27,639 and $17,100, respectively. The total income tax benefit recognized in the income statement for equity compensation arrangements was $5,364, $3,545 and $3,300 for fiscal 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $51,886, $29,439 and $13,373, respectively, for fiscal 2012, 2011 and 2010.

The following table presents information related to options outstanding and options exercisable at February 2, 2013, under the Company’s stock option plans based on ranges of exercise prices:

	Options outstanding			Options exercisable
Options outstanding	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$ 0.18 - 1.11	11,813	2	$1.11	11,813	2	$1.11
1.12 - 2.62	7,523	2	2.62	7,523	2	2.62
2.63 - 4.12	8,116	4	3.83	8,116	4	3.83
4.13 - 9.18	32,220	7	6.57	13,160	6	6.98
9.19 - 15.81	346,052	6	13.04	255,975	6	12.95
15.82 - 37.85	685,698	8	26.04	184,932	8	26.58
37.86 - 69.96	502,637	9	66.65	81,311	9	68.89
69.97 - 101.53	212,742	10	89.31	—	—	—

End of year	1,806,801	8	$41.60	562,850	7	$24.85

The aggregate intrinsic value of outstanding and exercisable options as of February 2, 2013 was $101,965 and $41,756, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on February 2, 2013 was $97.54 per share.

10.     Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
	February 2, 2013	January 28, 2012	January 29, 2011
Numerator for diluted net income per share — net income	$172,549	$120,264	$71,030
Denominator for basic net income per share — weighted-average common shares	63,250	61,259	58,959
Dilutive effect of stock options and non-vested stock	1,146	2,075	2,329

Denominator for diluted net income per share	64,396	63,334	61,288
Net income per common share:
Basic	$2.73	$1.96	$1.20
Diluted	$2.68	$1.90	$1.16

The denominator for diluted net income per common share for fiscal years 2012, 2011 and 2010 exclude 533, 621 and 1,263 employee options, respectively, due to their anti-dilutive effects.

11.     Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2012, 2011 and 2010, the Company match was 100% of the first 3.0%, 2.5% and 2%, respectively, of eligible compensation. For fiscal years 2012, 2011 and 2010, the Company match was $3,040, $2,146 and $1,106, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities was $2,876 as of February 2, 2013. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $2,866 as of February 2, 2013. As of January 28, 2012 the liability for compensation deferred under the Company’s plan included in accrued liabilities was $1,855 and the corresponding asset included in prepaid expenses and other current assets was $1,968. The change in presentation of the asset and liability from current to noncurrent in fiscal 2012 is immaterial to the balance sheets ending February 2, 2013 and January 28, 2012. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2012 and 2011.

12.     Valuation and qualifying accounts

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
Fiscal 2012
Allowance for doubtful accounts	$556		$419	$(2	)(a)	$973
Shrink reserve	2,445		8,077	(6,502)		4,020
Inventory — lower of cost or market reserve	2,070		1,099	(805)		2,364
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,084	)(b)	4,864	(5,180)		(2,400)
Employee Health Care Accrued Liability	1,929		26,584	(26,281)		2,232
Fiscal 2011
Allowance for doubtful accounts	$257		$607	$(308	)(a)	$556
Shrink reserve	2,300		5,535	(5,390)		2,445
Inventory — lower of cost or market reserve	3,316		870	(2,116)		2,070
Insurance:
Workers Comp / General Liability Prepaid Asset	(970	)(b)	4,495	(5,609)		(2,084)
Employee Health Care Accrued Liability	1,608		21,036	(20,715)		1,929
Fiscal 2010
Allowance for doubtful accounts	$489		$189	$(421	)(a)	$257
Shrink reserve	1,869		5,191	(4,760)		2,300
Inventory — lower of cost or market reserve	4,014		881	(1,579)		3,316
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,181	)(b)	4,320	(4,109)		(970)
Employee Health Care Accrued Liability	1,579		17,601	(17,572)		1,608

(a)	Represents write-off of uncollectible accounts.

(b)	Represents prepaid insurance

13.     Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2012 and fiscal 2011. The Company uses a 13 week (14 week in fourth quarter fiscal 2012) fiscal quarter ending on the last Saturday of the quarter.

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$474,098	$481,683	$505,640	$758,835	$386,006	$394,567	$413,067	$582,511
Cost of sales	303,186	314,058	320,147	499,191	251,101	260,280	263,884	384,046

Gross profit	170,912	167,625	185,493	259,644	134,905	134,287	149,183	198,465
Selling, general and administrative expenses	110,943	106,040	117,934	153,963	94,615	90,811	100,997	124,235
Pre-opening expenses	2,523	4,126	6,252	1,915	1,230	3,816	3,958	983

Operating income	57,446	57,459	61,307	103,766	39,060	39,660	44,228	73,247
Interest expense	21	104	39	21	173	147	176	91

Income before income taxes	57,425	57,355	61,268	103,745	38,887	39,513	44,052	73,156
Income tax expense	22,557	22,357	23,117	39,213	15,591	15,608	17,284	26,861

Net income	$34,868	$34,998	$38,151	$64,532	$23,296	$23,905	$26,768	$46,295

Net income per common share:
Basic	$0.56	0.55	0.60	$1.01	$0.38	$0.39	$0.44	$0.75
Diluted	$0.54	0.54	0.59	$1.00	$0.37	$0.38	$0.42	$0.73

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

14.     Subsequent event

On February 14, 2013, we announced the resignation of Carl S. Rubin as President, Chief Executive Officer and Director and the appointment of Dennis K. Eck as our Interim Chief Executive Officer until a permanent replacement is identified.

On March 12, 2013, we announced the permanent appointment of Scott M. Settersten as Chief Financial Officer and Assistant Secretary of the Company. Mr. Settersten previously served as Acting Chief Financial Officer and Assistant Secretary since October 18, 2012.

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion.

Exhibits

				Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1		333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007

10.1	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7		333-144405	8/17/2007

10.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	(a)	333-144405	8/17/2007

10.2	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9		333-144405	8/17/2007

10.3	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10		333-144405	9/27/2007

10.4	Ulta Salon, Cosmetics & Fragrance, Inc. 2011 Incentive Award Plan		DEF 14-A	Appendix A		001-33764	5/5/2011

10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17		001-33764	4/2/2009

10.6	Employment Agreement, dated as of April 12, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.2		001-33764	4/27/2010

10.7	First Amendment to Carl Rubin Employment Agreement, dated April 28, 2010.		10-Q	10.2	(a)	001-33764	6/3/2010

10.8	Restricted Stock Award Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.3		001-33764	4/27/2010

10.9	Option Agreement, dated May 10, 2010, by and between Ulta Salon, Cosmetics & Fragrance, Inc. and Carl Rubin.		8-K	10.4		001-33764	4/27/2010

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.10	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1	001-33764	10/25/2011

10.11	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of September 5, 2012, by and among Ulta Salon, Cosmetics and Fragrance Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		10-Q	10.1	001-33764	9/6/2012

10.12	Form of Retention and Severance Agreement		8-K	10.1	001-33764	3/13/2013

14.1	Code of Business Conduct	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS **	XBRL Instance	X

101.SCH**	XBRL Taxonomy Extension Schema	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

101.CAL **	XBRL Taxonomy Extension Calculation	X

101.LAB **	XBRL Taxonomy Extension Labels	X

101.PRE **	XBRL Taxonomy Extension Presentation	X

101.DEF **	XBRL Taxonomy Extension Definition	X

*	Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 3, 2013.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dennis K. Eck Dennis K. Eck	Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 3, 2013

/s/ Scott M. Settersten Scott M. Settersten	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	April 3, 2013

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	April 3, 2013

/s/ Catherine Halligan Catherine Halligan	Director	April 3, 2013

/s/ Charles Heilbronn Charles Heilbronn	Director	April 3, 2013

/s/ Michael R. MacDonald Michael R. MacDonald	Director	April 3, 2013

/s/ Lorna E. Nagler Lorna E. Nagler	Director	April 3, 2013

/s/ Charles J. Philippin Charles J. Philippin	Director	April 3, 2013

/s/ Kenneth T. Stevens Kenneth T. Stevens	Director	April 3, 2013