Form 10-Q
period 2013-05-04
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2013-06-11
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2013

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 3, 2013 was 63,766,528 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I—Financial Information

Item 1. Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	May 4,	February 2,	April 28,
(In thousands)	2013	2013	2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$293,214	$320,475	$266,345
Receivables, net	29,925	41,515	22,328
Merchandise inventories, net	442,085	361,125	332,065
Prepaid expenses and other current assets	48,106	50,452	40,102
Deferred income taxes	15,285	15,757	12,257

Total current assets	828,615	789,324	673,097
Property and equipment, net	499,395	483,059	384,904
Deferred compensation plan assets	3,567	2,866	—

Total assets	$1,331,577	$1,275,249	$1,058,001

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$148,488	$118,886	$111,889
Accrued liabilities	78,847	92,127	77,375
Dividends payable	—	—	62,420
Accrued income taxes	20,732	10,054	5,764

Total current liabilities	248,067	221,067	257,448
Deferred rent	220,003	208,003	171,973
Deferred income taxes	55,988	56,361	43,675
Other long-term liabilities	3,795	2,876	—

Total liabilities	527,853	488,307	473,096

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

	May 4,	February 2,	April 28,
(In thousands, except per share data)	2013	2013	2012
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,313, 64,565 and 64,438 shares issued; 63,758, 64,009 and 62,883 shares outstanding; at May 4, 2013 (unaudited), February 2, 2013 and April 28, 2012 (unaudited), respectively	$643	$645	$634
Treasury stock-common, at cost	(7,566)	(7,494)	(7,415)
Additional paid-in capital	509,292	496,930	432,444
Retained earnings	301,355	296,861	159,242

Total stockholders’ equity	803,724	786,942	584,905

Total liabilities and stockholders’ equity	$1,331,577	$1,275,249	$1,058,001

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended
	May 4,	April 28,
(In thousands, except per share data)	2013	2012
Net sales	$582,712	$474,098
Cost of sales	378,763	303,186

Gross profit	203,949	170,912
Selling, general and administrative expenses	133,048	110,943
Pre-opening expenses	3,206	2,523

Operating income	67,695	57,446
Interest (income) expense	(24)	21

Income before income taxes	67,719	57,425
Income tax expense	25,893	22,557

Net income	$41,826	$34,868

Net income per common share:
Basic	$0.66	$0.56
Diluted	$0.65	$0.54
Weighted average common shares outstanding:
Basic	63,842	62,496
Diluted	64,495	64,072
Dividends declared per common share	$—	$1.00

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	13 Weeks Ended
	May 4,	April 28,
(In thousands)	2013	2012
Operating activities
Net income	$41,826	$34,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,779	20,985
Deferred income taxes	99	(513)
Non-cash stock compensation charges	3,048	2,893
Excess tax benefits from stock-based compensation	(3,901)	(16,550)
Loss on disposal of property and equipment	1,577	255
Change in operating assets and liabilities:
Receivables	11,590	3,825
Merchandise inventories	(80,960)	(87,418)
Prepaid expenses and other current assets	2,346	3,328
Income taxes	14,579	18,312
Accounts payable	29,602	25,447
Accrued liabilities	(13,968)	(1,396)
Deferred rent	12,000	8,510
Other assets and liabilities	218	—

Net cash provided by operating activities	42,835	12,546
Investing activities
Purchases of property and equipment	(42,004)	(24,799)

Net cash used in investing activities	(42,004)	(24,799)
Financing activities
Repurchase of common shares	(37,337)	—
Excess tax benefits from stock-based compensation	3,901	16,550
Stock options exercised	5,416	8,310
Purchase of treasury shares	(72)	—

Net cash (used in) provided by financing activities	(28,092)	24,860

Net (decrease) increase in cash and cash equivalents	(27,261)	12,607
Cash and cash equivalents at beginning of period	320,475	253,738

Cash and cash equivalents at end of period	$293,214	$266,345

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$10,996	$4,864

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$688	$4,360

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Number of		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942
Stock options exercised and other awards	249	3	—	—	5,413		5,416
Purchase of treasury shares	—	—	1	(72)	—	—	(72)
Net income for the 13 weeks ended May 4, 2013	—	—	—	—	—	41,826	41,826
Excess tax benefits from stock-based compensation	—	—	—	—	3,901	—	3,901
Stock compensation charge	—	—	—	—	3,048	—	3,048
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance – May 4, 2013	64,313	$643	(555)	$(7,566)	$509,292	$301,355	$803,724

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 4, 2013, the Company operated 576 stores in 46 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	11	Montana	1
Arizona	23	Nebraska	3
Arkansas	4	Nevada	7
California	57	New Hampshire	3
Colorado	12	New Jersey	15
Connecticut	5	New Mexico	2
Delaware	1	New York	19
Florida	41	North Carolina	19
Georgia	21	North Dakota	1
Idaho	3	Ohio	19
Illinois	39	Oklahoma	8
Indiana	11	Oregon	6
Iowa	6	Pennsylvania	20
Kansas	3	Rhode Island	1
Kentucky	6	South Carolina	11
Louisiana	9	South Dakota	1
Maine	3	Tennessee	8
Maryland	11	Texas	68
Massachusetts	7	Utah	6
Michigan	24	Virginia	15
Minnesota	11	Washington	10
Mississippi	4	West Virginia	1
Missouri	11	Wisconsin	9

		Total	576

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 4, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014, or for any other future interim period or for any future year.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2. Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2013 and 2012 ended on May 4, 2013 and April 28, 2012, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Volatility rate	54.3%	54.0%
Average risk-free interest rate	1.0%	1.6%
Average expected life (in years)	6.0	6.3
Dividend yield	None	None

The Company granted 207 and 35 stock options during the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. The compensation cost that has been charged against operating income was $2,315 and $2,786 for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. The weighted-average grant date fair value of these options was $38.29 and $46.78, respectively. At May 4, 2013, there was approximately $27,490 of unrecognized compensation expense related to unvested options.

The Company issued 89 and 4 restricted stock awards during the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. The compensation cost that has been charged against operating income was $733 and $107 for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. At May 4, 2013, there was approximately $9,676 of unrecognized compensation expense related to restricted stock awards.

3. Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 weeks ended May 4, 2013 and April 28, 2012. Total rent expense under operating leases was $32,010 and $26,067 for 13 weeks ended May 4, 2013 and April 28, 2012, respectively.

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

4. Notes payable

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

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

As of May 4, 2013, February 2, 2013 and April 28, 2012, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5. Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

The Company has adopted the ASC rules for fair value measurements and disclosures. The adoption had no impact on the Company’s financial statements. The rules established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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

As of May 4, 2013, the Company held financial liabilities of $3,575 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6. Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$41,826	$34,868
Denominator for basic net income per share – weighted-average common shares	63,842	62,496
Dilutive effect of stock options and non-vested stock	653	1,576

Denominator for diluted net income per share	64,495	64,072
Net income per common share:
Basic	$0.66	$0.56
Diluted	$0.65	$0.54

The denominators for diluted net income per common share for the 13 weeks ended May 4, 2013 and April 28, 2012 exclude 562 and 525 employee stock options, respectively, due to their anti-dilutive effects.

7. Stock repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the thirteen weeks ended May 4, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; and other risk factors detailed in our public filings with the Securities and Exchange Commission (SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 2, 2013. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “the Company,” “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of May 4, 2013, we operated 576 stores across 46 states.

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

Current business trends

We recorded an 6.7% comparable store sales increase during the first quarter of fiscal 2013. Our long-term annual net income growth target of 25% to 30% is based on comparable store sales increases of 4% to 6%, including the impact of e-commerce sales starting in 2013.

Basis of presentation

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and e-commerce sales are recorded based on estimated receipt of merchandise by the customer. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. Beginning in the first quarter of 2013, comparable store sales include the Company’s e-commerce business. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2013 and 2012 ended on May 4, 2013 and April 28, 2012, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	May 4,	April 28,	May 4,	April 28,
(Dollars in thousands)	2013	2012	2013	2012
	(Dollars in thousands)
Net sales	$582,712	$474,098	$100.0%	100.0%
Cost of sales	378,763	303,186	65.0%	64.0%

Gross profit	203,949	170,912	35.0%	36.0%
Selling, general and administrative expenses	133,048	110,943	22.8%	23.4%
Pre-opening expenses	3,206	2,523	0.6%	0.5%

Operating income	67,695	57,446	11.6%	12.1%
Interest (income) expense	(24)	21	0.0%	0.0%

Income before income taxes	67,719	57,425	11.6%	12.1%
Income tax expense	25,893	22,557	4.4%	4.8%

Net income	$41,826	$34,868	$7.2%	7.4%

Other operating data:
Number of stores end of period	576	467
Comparable store sales:
Retail and salon comparable store sales	5.3%	10.1%
E-commerce comparable store sales	69.7%	37.1%

Total comparable store sales increase	6.7%	10.6%

Comparison of 13 weeks ended May 4, 2013 to 13 weeks ended April 28, 2012

Net sales

Net sales increased $108.6 million, or 22.9%, to $582.7 million for the 13 weeks ended May 4, 2013, compared to $474.1 million for the 13 weeks ended April 28, 2012. Salon service sales increased $6.8 million, or 23.9%, to $35.3 million compared to $28.5 million in first quarter 2012. E-commerce sales increased $7.0 million, or 69.7%, to $17.0 million compared to $10.0 million in first quarter 2012. The net sales increases are due to comparable stores driving an increase of $31.2 million and non-comparable store increases of $77.4 million compared to the first quarter 2012.

The 6.7% comparable store sales increase consisted of a 5.3% increase at the Company’s retail and salon stores and a 69.7% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 140 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended May 4, 2013 compared to 50 basis points for the 13 weeks ended April 28, 2012. The total comparable store sales increase included a 3.5% increase in traffic and a 3.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $33.0 million, or 19.3%, to $203.9 million for the 13 weeks ended May 4, 2013, compared to $170.9 million for the 13 weeks ended April 28, 2012. Gross profit as a percentage of net sales decreased 100 basis points to 35.0% for the 13 weeks ended May 4, 2013, compared to 36.0% for the 13 weeks ended April 28, 2012. The decrease in gross profit margin was primarily driven by deleverage in merchandise margins due mainly to changes in marketing and merchandising strategies, inventory receipts flow timing and higher fixed store leverage compared to the prior year period.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $22.1 million, or 19.9%, to $133.0 million for the 13 weeks ended May 4, 2013, compared to $110.9 million for the 13 weeks ended April 28, 2012. As a percentage of net sales, SG&A expenses decreased 60 basis points to 22.8% for the 13 weeks ended May 4, 2013, compared to 23.4% for the 13 weeks ended April 28, 2012. The leverage in SG&A expenses is primarily attributed to 50 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $0.7 million to $3.2 million for the 13 weeks ended May 4, 2013, compared to $2.5 million for the 13 weeks ended April 28, 2012. During the 13 weeks ended May 4, 2013, we opened 28 new stores, compared to 18 new store openings and 1 relocated store during the 13 weeks ended April 28, 2012.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended May 4, 2013 and April 28, 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the first quarter fiscal 2013 or 2012.

Income tax expense

Income tax expense of $25.9 million for the 13 weeks ended May 4, 2013 represents an effective tax rate of 38.2%, compared to $22.6 million of tax expense representing an effective tax rate of 39.3% for the 13 weeks ended April 28, 2012. The lower tax rate is primarily due to a decrease in the state rate and additional credits available in the current year.

Net income

Net income increased $6.9 million, or 20.0%, to $41.8 million for the 13 weeks ended May 4, 2013, compared to $34.9 million for the 13 weeks ended April 28, 2012. The increase is primarily related to the $33.0 million increase in gross profit, offset by a $22.1 million increase in SG&A expenses and a $3.3 million increase in income tax expense.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	May 4,	April 28,
(In thousands)	2013	2012
Net cash provided by operating activities	$42,835	$12,546
Net cash used in investing activities	(42,004)	(24,799)
Net cash (used in) provided by financing activities	(28,092)	24,860

Net (decrease) increase in cash and cash equivalents	$(27,261)	$12,607

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $442.1 million at May 4, 2013, compared to $332.1 million at April 28, 2012, representing an increase of $110.0 million. Average inventory per store increased 7.9% compared to prior year. The increase in inventory is primarily due to the addition of 109 net new stores opened since April 28, 2012 and incremental inventory related to the recently added prestige brand boutiques .

Deferred rent liabilities were $220.0 million at May 4, 2013, an increase of $48.0 million compared to April 28, 2012. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 109 net new stores opened since April 28, 2012 and the opening of the Chambersburg, Pennsylvania distribution center.

The $14.6 million cash flow benefit from income taxes is due to timing of estimated payments and tax deductible stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $42.0 million during the 13 weeks ended May 4, 2013, compared to $24.8 million during the 13 weeks ended April 28, 2012. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2013.

Financing activities

Financing activities in fiscal 2013 consist principally of capital stock transactions and the stock repurchase program. We had no borrowings outstanding under our credit facility as of May 4, 2013, February 2, 2013 and April 28, 2012. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Stock repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the thirteen weeks ended May 4, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

Credit facility

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.225%.

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

As of May 4, 2013, February 2, 2013 and April 28, 2012, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of May 4, 2013.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 4, 2013.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February  2, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the three month period ended May 4, 2013. The interest expense recognized in our statement of income represents unused facility fees associated with the credit facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 4, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2013, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth repurchases of our common stock during the first quarter of 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (2)
March 2, 2013 to March 29, 2013	501,429	$74.58	500,500	$112,664,055

(1)	Includes 929 shares of the Company’s common stock at an average price of $77.52 transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 18, 2013, we announced the approval of a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150 million shares of common stock in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of May 4, 2013, $112.7 million remained available under the $150 million program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Form of Retention and Severance Agreement		8-K	10.1	001-33764	3/13/2013

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 11, 2013 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Dennis K. Eck
Dennis K. Eck Interim Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary