Form 10-Q
period 2013-08-03
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2013-09-12
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2013

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 4, 2013 was 63,924,139 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	August 3, 2013	February 2, 2013	July 28, 2012
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$286,210	$320,475	$197,401
Receivables, net	30,998	41,515	32,279
Merchandise inventories, net	461,156	361,125	316,734
Prepaid expenses and other current assets	51,992	50,452	46,345
Prepaid income taxes	1,111	—	12,690
Deferred income taxes	15,320	15,757	12,257

Total current assets	846,787	789,324	617,706

Property and equipment, net	541,557	483,059	421,063
Deferred compensation plan assets	3,648	2,866	—

Total assets	$1,391,992	$1,275,249	$1,038,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$130,738	$118,886	$88,881
Accrued liabilities	102,007	92,127	80,507
Accrued income taxes	—	10,054	—

Total current liabilities	232,745	221,067	169,388

Deferred rent	239,179	208,003	186,486
Deferred income taxes	55,492	56,361	43,210
Other long-term liabilities	4,114	2,876	—

Total liabilities	531,530	488,307	399,084

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	August 3, 2013	February 2, 2013	July 28, 2012
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,472, 64,565 and 63,788 shares issued; 63,914, 64,009 and 63,232 shares outstanding; at August 3, 2013 (unaudited), February 2, 2013 and July 28, 2012 (unaudited), respectively	$645	$645	$638
Treasury stock-common, at cost	(7,619)	(7,494)	(7,466)
Additional paid-in capital	521,170	496,930	452,335
Retained earnings	346,266	296,861	194,178

Total stockholders’ equity	860,462	786,942	639,685

Total liabilities and stockholders’ equity	$1,391,992	$1,275,249	$1,038,769

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(In thousands, except per share data)	2013	2012	2013	2012
Net sales	$600,998	$481,683	$1,183,710	$955,781
Cost of sales	388,921	314,058	767,684	617,244

Gross profit	212,077	167,625	416,026	338,537

Selling, general and administrative expenses	134,400	106,040	267,448	216,983
Pre-opening expenses	4,809	4,126	8,015	6,649

Operating income	72,868	57,459	140,563	114,905
Interest (income) expense	(18)	104	(42)	125

Income before income taxes	72,886	57,355	140,605	114,780
Income tax expense	27,975	22,357	53,868	44,914

Net income	$44,911	$34,998	$86,737	$69,866

Net income per common share:
Basic	$0.70	$0.55	$1.36	$1.11
Diluted	$0.70	$0.54	$1.35	$1.09

Weighted average common shares outstanding:
Basic	63,834	63,070	63,838	62,782
Diluted	64,331	64,293	64,362	64,202

Dividends declared per common share	$—	$—	$—	$1.00

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	26 Weeks Ended
	August 3,	July 28,
(In thousands)	2013	2012
Operating activities
Net income	$86,737	$69,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,747	42,614
Deferred income taxes	(432)	(978)
Non-cash stock compensation charges	7,539	6,346
Excess tax benefits from stock-based compensation	(6,699)	(27,788)
Loss on disposal of property and equipment	2,030	447
Change in operating assets and liabilities:
Receivables	10,517	(6,126)
Merchandise inventories	(100,031)	(72,087)
Prepaid expenses and other current assets	(1,540)	(2,915)
Income taxes	(4,466)	11,096
Accounts payable	11,852	2,439
Accrued liabilities	(3,366)	(9,705)
Deferred rent	31,176	23,023
Other assets and liabilities	456	—

Net cash provided by operating activities	84,520	36,232

Investing activities
Purchases of property and equipment	(98,029)	(71,338)

Net cash used in investing activities	(98,029)	(71,338)

Financing activities
Repurchase of common shares	(37,337)	—
Dividends paid	—	(62,482)
Excess tax benefits from stock-based compensation	6,699	27,788
Stock options exercised	10,007	13,514
Purchase of treasury shares	(125)	(51)

Net cash used in financing activities	(20,756)	(21,231)

Net decrease in cash and cash equivalents	(34,265)	(56,337)
Cash and cash equivalents at beginning of period	320,475	253,738

Cash and cash equivalents at end of period	$286,210	$197,401

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$58,412	$34,903

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$13,246	$15,801

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Number of		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942
Stock options exercised and other awards	408	5	—	—	10,002	—	10,007
Purchase of treasury shares	—	—	(2)	(125)	—	—	(125)
Net income for the 26 weeks ended August 3, 2013	—	—	—	—	—	86,737	86,737
Excess tax benefits from stock-based compensation	—	—	—	—	6,699	—	6,699
Stock compensation charge	—	—	—	—	7,539	—	7,539
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance – August 3, 2013	64,472	$645	(558)	$(7,619)	$521,170	$346,266	$860,462

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 3, 2013, the Company operated 609 stores in 46 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	11	Montana	3
Arizona	23	Nebraska	3
Arkansas	4	Nevada	7
California	64	New Hampshire	3
Colorado	12	New Jersey	16
Connecticut	5	New Mexico	2
Delaware	1	New York	19
Florida	43	North Carolina	20
Georgia	22	North Dakota	1
Idaho	4	Ohio	21
Illinois	40	Oklahoma	8
Indiana	11	Oregon	7
Iowa	6	Pennsylvania	22
Kansas	3	Rhode Island	1
Kentucky	7	South Carolina	12
Louisiana	9	South Dakota	1
Maine	3	Tennessee	9
Maryland	11	Texas	68
Massachusetts	8	Utah	6
Michigan	28	Virginia	17
Minnesota	11	Washington	10
Mississippi	4	West Virginia	2
Missouri	12	Wisconsin	9

		Total	609

The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These consolidated financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 3, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2013 and 2012 ended on August 3, 2013 and July 28, 2012, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following assumptions for the periods indicated:

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Volatility rate	54.6%	53.3%
Average risk-free interest rate	1.1%	1.2%
Average expected life (in years)	5.8	6.3
Dividend yield	None	None

The Company granted 267 and 183 stock options during the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. The compensation cost that has been charged against operating income was $3,322 and $3,076 for the 13 weeks ended August 3, 2013 and July 28, 2012, respectively. The compensation cost that has been charged against operating income was $5,637 and $5,862 for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. The weighted-average grant date fair value of these options was $40.52 and $45.00, respectively. At August 3, 2013, there was approximately $26,875 of unrecognized compensation expense related to unvested options.

The Company issued 120 and 46 restricted stock awards during 26 weeks ended August 3, 2013 and July 28, 2012, respectively. The compensation cost that has been charged against operating income was $1,169 and $377 for the 13 weeks ended August 3, 2013 and July 28, 2012, respectively. The compensation cost that has been charged against operating income was $1,902 and $484 for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. At August 3, 2013, there was approximately $11,373 of unrecognized compensation expense related to restricted stock awards.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 and 26 weeks ended August 3, 2013 and July 28, 2012. Total rent expense under operating leases was $33,930 and $27,640 for 13 weeks ended August 3, 2013 and July 28, 2012, respectively. Total rent expense under operating leases was $65,940 and $53,708 for 26 weeks ended August 3, 2013 and July 28, 2012, respectively.

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

As of August 3, 2013, February 2, 2013 and July 28, 2012, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of August 3, 2013, the Company held financial liabilities of $3,695 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$44,911	$34,998	$86,737	$69,866

Denominator for basic net income per share – weighted-average common shares	63,834	63,070	63,838	62,782
Dilutive effect of stock options and non-vested stock	497	1,223	524	1,420

Denominator for diluted net income per share	64,331	64,293	64,362	64,202

Net income per common share:
Basic	$0.70	$0.55	$1.36	$1.11
Diluted	$0.70	$0.54	$1.35	$1.09

The denominators for diluted net income per common share for the 13 weeks ended August 3, 2013 and July 28, 2012 exclude 498 and 653 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 26 weeks ended August 3, 2013 and July 28, 2012 exclude 869 and 653 employee stock options, respectively, due to their anti-dilutive effects.

7.	Stock repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the twenty six weeks August 3, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of August 3, 2013, we operated 609 stores across 46 states.

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

Current business trends

We recorded a 7.6% comparable store sales increase during the first half of fiscal 2013. This included the impact of our e-commerce business which grew 71% and contributed 140 basis points of the 7.6% increase. Top line growth in our e-commerce business is expected to moderate in the second half of 2013. This moderation assumes some temporary disruption resulting from the implementation of our website redesign planned for the third quarter, as well as more difficult sales comparisons as our e-commerce growth began to accelerate in the second half of fiscal 2012.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2013 and 2012 ended on August 3, 2013 and July 28, 2012, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$600,998	$481,683	$1,183,710	$955,781
Cost of sales	388,921	314,058	767,684	617,244

Gross profit	212,077	167,625	416,026	338,537

Selling, general and administrative expenses	134,400	106,040	267,448	216,983
Pre-opening expenses	4,809	4,126	8,015	6,649

Operating income	72,868	57,459	140,563	114,905
Interest (income) expense	(18)	104	(42)	125

Income before income taxes	72,886	57,355	140,605	114,780
Income tax expense	27,975	22,357	53,868	44,914

Net income	$44,911	$34,998	$86,737	$69,866

Other operating data:
Number of stores end of period	609	489	609	489
Comparable store sales:
Retail and salon comparable store sales	7.1%	9.3%	6.2%	9.7%
E-commerce comparable store sales	72.1%	27.3%	70.8%	32.2%

Total comparable store sales increase	8.4%	9.7%	7.6%	10.1%

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7%	65.2%	64.9%	64.6%

Gross profit	35.3%	34.8%	35.1%	35.4%

Selling, general and administrative expenses	22.4%	22.0%	22.6%	22.7%
Pre-opening expenses	0.8%	0.9%	0.7%	0.7%

Operating income	12.1%	11.9%	11.9%	12.0%
Interest (income) expense	0.0%	0.0%	0.0%	0.0%

Income before income taxes	12.1%	11.9%	11.9%	12.0%
Income tax expense	4.7%	4.6%	4.6%	4.7%

Net income	7.5%	7.3%	7.3%	7.3%

Comparison of 13 weeks ended August 3, 2013 to 13 weeks ended July 28, 2012

Net sales

Net sales increased $119.3 million, or 24.8%, to $601.0 million for the 13 weeks ended August 3, 2013, compared to $481.7 million for the 13 weeks ended July 28, 2012. Salon service sales increased $7.3 million, or 25.4%, to $36.0 million compared to $28.7 million in second quarter 2012. E-commerce sales increased $6.8 million, or 72.1%, to $16.2 million compared to $9.4 million in second quarter 2012. The net sales increases are due to comparable stores driving an increase of $39.6 million and non-comparable store increases of $79.7 million compared to the second quarter 2012.

The 8.4% comparable store sales increase consisted of a 7.1% increase at the Company’s retail and salon stores and a 72.1% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 130 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended August 3, 2013 compared to 40 basis points for the 13 weeks ended July 28, 2012. The total comparable store sales increase included a 1.5% increase in traffic and a 6.9% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $44.5 million, or 26.5%, to $212.1 million for the 13 weeks ended August 3, 2013, compared to $167.6 million for the 13 weeks ended July 28, 2012. Gross profit as a percentage of net sales increased 50 basis points to 35.3% for the 13 weeks ended August 3, 2013, compared to 34.8% for the 13 weeks ended July 28, 2012. The increases in gross profit margin were primarily driven by:

•	30 basis points improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	30 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $28.4 million, or 26.7%, to $134.4 million for the 13 weeks ended August 3, 2013, compared to $106.0 million for the 13 weeks ended July 28, 2012. As a percentage of net sales, SG&A expenses increased 40 basis points to 22.4% for the 13 weeks ended August 3, 2013, compared to 22.0% for the 13 weeks ended July 28, 2012. The deleverage in SG&A expenses is primarily attributed to the expansion of prestige brand boutiques and investments in store labor to support rapid growth in the prestige cosmetics and skincare categories.

Pre-opening expenses

Pre-opening expenses increased $0.7 million to $4.8 million for the 13 weeks ended August 3, 2013, compared to $4.1 million for the 13 weeks ended July 28, 2012. During the 13 weeks ended August 3, 2013, we opened 33 new stores, relocated 1 store and remodeled 1 store, compared to 22 new store openings, 1 relocation and 9 remodeled stores during the 13 weeks ended July 28, 2012.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended August 3, 2013 and July 28, 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the second quarter fiscal 2013 or 2012.

Income tax expense

Income tax expense of $28.0 million for the 13 weeks ended August 3, 2013 represents an effective tax rate of 38.4%, compared to $22.4 million of tax expense representing an effective tax rate of 39.0% for the 13 weeks ended July 28, 2012. The lower tax rate is primarily due to a decrease in the state rate and additional credits available in the current year.

Net income

Net income increased $9.9 million, or 28.3%, to $44.9 million for the 13 weeks ended August 3, 2013, compared to $35.0 million for the 13 weeks ended July 28, 2012. The increase is primarily related to the $44.5 million increase in gross profit, offset by a $28.4 million increase in SG&A expenses and a $5.6 million increase in income tax expense.

Comparison of 26 weeks ended August 3, 2013 to 26 weeks ended July 28, 2012

Net sales

Net sales increased $227.9 million, or 23.8%, to $1,183.7 million for the 26 weeks ended August 3, 2013, compared to $955.8 million for the 26 weeks ended July 28, 2012. Salon service sales increased $14.1 million, or 24.7%, to $71.3 million compared to $57.2 million in the first 26 weeks of fiscal 2012. E-commerce sales increased $13.8 million, or 70.8%, to $33.3 million compared to $19.5 million in the first 26 weeks of fiscal 2012. The net sales increases are due to comparable stores driving an increase of $70.8 million and non-comparable store increases of $157.1 million compared to the first 26 weeks of fiscal 2012.

The 7.6% comparable store sales increase consisted of a 6.2% increase at the Company’s retail and salon stores and a 70.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 140 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended August 3, 2013 compared to 40 basis points for the 26 weeks ended July 28, 2012. The total comparable store sales increase included a 2.6% increase in traffic and a 5.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $77.5 million, or 22.9%, to $416.0 million for the 26 weeks ended August 3, 2013, compared to $338.5 million for the 26 weeks ended July 28, 2012. Gross profit as a percentage of net sales decreased 30 basis points to 35.1% for the 26 weeks ended August 3, 2013, compared to 35.4% for the 26 weeks ended July 28, 2012. The decreases in gross profit margin were primarily driven by:

•	50 basis points of deleverage in merchandise margins due mainly to changes in marketing and merchandising strategies and, inventory receipts flow timing; offset by

•	20 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $50.4 million, or 23.3%, to $267.4 million for the 26 weeks ended August 3, 2013, compared to $217.0 million for the 26 weeks ended July 28, 2012. As a percentage of net sales, SG&A expenses decreased 10 basis points to 22.6% for the 26 weeks ended August 3, 2013, compared to 22.7% for the 26 weeks ended July 28, 2012. The leverage in SG&A expenses is primarily attributed to 20 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $1.4 million to $8.0 million for the 26 weeks ended August 3, 2013, compared to $6.6 million for the 26 weeks ended July 28, 2012. During the 26 weeks ended August 3, 2013, we opened 61 new stores, relocated 1 store and remodeled 1 store, compared to 40 new store openings, 2 relocated stores and 9 remodeled stores during the 26 weeks ended July 28, 2012.

Interest income and expense

Interest income and expense was insignificant for the 26 weeks ended August 3, 2013 and July 28, 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the second quarter fiscal 2013 or 2012.

Income tax expense

Income tax expense of $53.9 million for the 26 weeks ended August 3, 2013 represents an effective tax rate of 38.3%, compared to $44.9 million of tax expense representing an effective tax rate of 39.1% for the 26 weeks ended July 28, 2012. The lower tax rate is primarily due to a decrease in the state rate and additional credits available in the current year.

Net income

Net income increased $16.8 million, or 24.1%, to $86.7 million for the 26 weeks ended August 3, 2013, compared to $69.9 million for the 26 weeks ended July 28, 2012. The increase is primarily related to the $77.5 million increase in gross profit, offset by a $50.4 million increase in SG&A expenses and a $9.0 million increase in income tax expense.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	August 3,	July 28,
(In thousands)	2013	2012
Net cash provided by operating activities	$84,520	$36,232
Net cash used in investing activities	(98,029)	(71,338)
Net cash used in financing activities	(20,756)	(21,231)

Net decrease in cash and cash equivalents	$(34,265)	$(56,337)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $461.2 million at August 3, 2013, compared to $316.7 million at July 28, 2012, representing an increase of $144.5 million. Average inventory per store increased 16.9% compared to prior year. The increase in inventory is primarily due to the addition of 120 net new stores opened since July 28, 2012, incremental inventory related to the recently added prestige brand boutiques, new brand additions and the expansion of e-commerce fulfillment to the Chambersburg, PA distribution center.

Deferred rent liabilities were $239.2 million at August 3, 2013, an increase of $52.7 million compared to July 28, 2012. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 120 net new stores opened since July 28, 2012.

The $4.5 million use of cash from income taxes is due to the timing and recording of stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $98.0 million during the 26 weeks ended August 3, 2013, compared to $71.3 million during the 26 weeks ended July 28, 2012. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2013.

Financing activities

Financing activities in fiscal 2013 consist principally of capital stock transactions and the stock repurchase program. We had no borrowings outstanding under our credit facility as of August 3, 2013, February 2, 2013 and July 28, 2012. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Stock repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the twenty six weeks ended August 3, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

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

As of August 3, 2013, February 2, 2013 and July 28, 2012, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of August 3, 2013.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended August 3, 2013.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended August 3, 2013. The interest expense recognized in our statement of income represents unused fees associated with the credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 3, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 26 weeks ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (2)
May 5, 2013 to May 31, 2013	561	93.22	—	—

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 18, 2013, we announced the approval of a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150 million shares of common stock in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of August 3, 2013, $112.7 million remained available under the $150 million program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon		8-K	10.1	001-33764	6/24/2013

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 12, 2013 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary