Form 10-Q
period 2013-11-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2013-12-05
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2013

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 26, 2013 was 64,232,412 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	November 2,	February 2,	October 27,
(In thousands)	2013	2013	2012
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,916	$320,475	$191,724
Receivables, net	46,911	41,515	36,649
Merchandise inventories, net	582,303	361,125	462,833
Prepaid expenses and other current assets	54,757	50,452	50,197
Prepaid income taxes	1,729	—	13,417
Deferred income taxes	14,686	15,757	11,261

Total current assets	941,302	789,324	766,081

Property and equipment, net	590,132	483,059	467,165
Deferred compensation plan assets	3,913	2,866	—

Total assets	$1,535,347	$1,275,249	$1,233,246

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$190,193	$118,886	$185,177
Accrued liabilities	97,421	92,127	90,354
Accrued income taxes	—	10,054	—

Total current liabilities	287,614	221,067	275,531

Deferred rent	259,217	208,003	202,265
Deferred income taxes	55,568	56,361	48,450
Other long-term liabilities	4,629	2,876	—

Total liabilities	607,028	488,307	526,246

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

	November 2,	February 2,	October 27,
(In thousands, except per share data)	2013	2013	2012
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,793, 64,565 and 64,319 shares issued; 64,231, 64,009 and 63,765 shares outstanding; at November 2, 2013 (unaudited), February 2, 2013 and October 27, 2012 (unaudited), respectively	$647	$645	$643
Treasury stock-common, at cost	(8,125)	(7,494)	(7,494)
Additional paid-in capital	544,101	496,930	481,522
Retained earnings	391,696	296,861	232,329

Total stockholders’ equity	928,319	786,942	707,000

Total liabilities and stockholders’ equity	$1,535,347	$1,275,249	$1,233,246

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(In thousands, except per share data)	2013	2012	2013	2012
Net sales	$618,781	$505,640	$1,802,491	$1,461,421
Cost of sales	387,120	320,147	1,154,804	937,391

Gross profit	231,661	185,493	647,687	524,030

Selling, general and administrative expenses	151,306	117,934	418,754	334,917
Pre-opening expenses	7,468	6,252	15,483	12,901

Operating income	72,887	61,307	213,450	176,212
Interest (income) expense	(7)	39	(49)	164

Income before income taxes	72,894	61,268	213,499	176,048
Income tax expense	27,464	23,117	81,332	68,031

Net income	$45,430	$38,151	$132,167	$108,017

Net income per common share:
Basic	$0.71	$0.60	$2.07	$1.71
Diluted	$0.70	$0.59	$2.05	$1.68

Weighted average common shares outstanding:
Basic	64,061	63,484	63,912	63,016
Diluted	64,538	64,483	64,424	64,285

Dividends declared per common share	$—	$—	$—	$1.00

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	39 Weeks Ended
	November 2,	October 27,
(In thousands)	2013	2012
Operating activities
Net income	$132,167	$108,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,572	64,832
Deferred income taxes	278	5,258
Non-cash stock compensation charges	11,936	9,721
Excess tax benefits from stock-based compensation	(13,352)	(41,343)
Loss on disposal of property and equipment	3,374	430
Change in operating assets and liabilities:
Receivables	(5,396)	(10,496)
Merchandise inventories	(221,178)	(218,186)
Prepaid expenses and other current assets	(4,305)	(6,767)
Income taxes	1,569	23,924
Accounts payable	71,307	98,735
Accrued liabilities	(5,759)	4,531
Deferred rent	51,214	38,802
Other assets and liabilities	706	—

Net cash provided by operating activities	100,133	77,458

Investing activities
Purchases of property and equipment	(176,966)	(144,030)

Net cash used in investing activities	(176,966)	(144,030)

Financing activities
Repurchase of common shares	(37,337)	—
Dividends paid	—	(62,482)
Excess tax benefits from stock-based compensation	13,352	41,343
Stock options exercised	21,890	25,776
Purchase of treasury shares	(631)	(79)

Net cash (used in) provided by financing activities	(2,726)	4,558

Net decrease in cash and cash equivalents	(79,559)	(62,014)
Cash and cash equivalents at beginning of period	320,475	253,738

Cash and cash equivalents at end of period	$240,916	$191,724

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$78,941	$38,955

Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$11,053	$11,412

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Treasury - Common Stock		Additional		Total
(In thousands)	Number of Shares	Amount	Treasury Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance – February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942
Stock options exercised and other awards	729	7	—	—	21,883	—	21,890
Purchase of treasury shares	—	—	(6)	(631)	—	—	(631)
Net income for the 39 weeks ended November 2, 2013	—	—	—	—	—	132,167	132,167
Excess tax benefits from stock-based compensation	—	—	—	—	13,352	—	13,352
Stock compensation charge	—	—	—	—	11,936	—	11,936
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance – November 2, 2013	64,793	$647	(562)	$(8,125)	$544,101	$391,696	$928,319

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of November 2, 2013, the Company operated 664 stores in 46 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

	Number of		Number of
State	stores	State	stores
Alabama	11	Montana	4
Arizona	23	Nebraska	3
Arkansas	5	Nevada	7
California	69	New Hampshire	4
Colorado	13	New Jersey	16
Connecticut	6	New Mexico	2
Delaware	1	New York	22
Florida	43	North Carolina	21
Georgia	24	North Dakota	1
Idaho	4	Ohio	26
Illinois	44	Oklahoma	8
Indiana	13	Oregon	8
Iowa	6	Pennsylvania	23
Kansas	4	Rhode Island	2
Kentucky	8	South Carolina	12
Louisiana	10	South Dakota	2
Maine	3	Tennessee	10
Maryland	12	Texas	72
Massachusetts	8	Utah	7
Michigan	34	Virginia	18
Minnesota	11	Washington	12
Mississippi	5	West Virginia	2
Missouri	15	Wisconsin	10

		Total	664

The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These consolidated financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended November 2, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2013 and 2012 ended on November 2, 2013 and October 27, 2012, respectively.

Share-based compensation

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions for the periods indicated:

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Volatility rate	49.6%	53.4%
Average risk-free interest rate	0.8%	1.2%
Average expected life (in years)	4.4	6.3
Dividend yield	None	None

During the quarter the Company made changes to update valuation assumptions to Company specific information for expected life and volatility. These changes are reflected in the current quarter in the table above and had no material impact on the calculation.

The Company granted 286 and 213 stock options during the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The compensation cost that has been charged against operating income was $2,167 and $2,937 for the 13 weeks ended November 2, 2013 and October 27, 2012, respectively. The compensation cost that has been charged against operating income was $7,804 and $8,799 for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The weighted-average grant date fair value of these options was $36.77 and $45.84, respectively. At November 2, 2013, there was approximately $20,513 of unrecognized compensation expense related to unvested options.

The Company issued 139 and 58 restricted stock awards during 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The compensation cost that has been charged against operating income was $2,230 and $438 for the 13 weeks ended November 2, 2013 and October 27, 2012, respectively. The compensation cost that has been charged against operating income was $4,132 and $922 for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. At November 2, 2013, there was approximately $10,758 of unrecognized compensation expense related to restricted stock awards.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 and 39 weeks ended November 2, 2013 and October 27, 2012. Total rent expense under operating leases was $36,897 and $29,708 for 13 weeks ended November 2, 2013 and October 27, 2012, respectively. Total rent expense under operating leases was $102,837 and $83,415 for 39 weeks ended November 2, 2013 and October 27, 2012, respectively.

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class and the Company is opposing plaintiff’s request. The plaintiff and members of the proposed class are alleged to be (or to have been) non-

exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

The Company has not recorded any accruals for this matter because the Company’s potential liability for the matter is not probable and cannot be reasonably estimated based on currently available information. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for this matter given that it is in the early stage of the litigation process and is subject to the inherent uncertainties of litigation (such as the strength of the Company’s legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from this matter cannot be predicted with certainty, management expects that this matter, when ultimately resolved, will not have a material adverse effect on the Company’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of this matter could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in a significant liability for the Company.

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

As of November 2, 2013, February 2, 2013 and October 27, 2012, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of November 2, 2013, the Company held financial liabilities of $3,995 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net income	$45,430	$38,151	$132,167	$108,017

Denominator for basic net income per share – weighted-average common shares	64,061	63,484	63,912	63,016
Dilutive effect of stock options and non-vested stock	477	999	512	1,269

Denominator for diluted net income per share	64,538	64,483	64,424	64,285

Net income per common share:
Basic	$0.71	$0.60	$2.07	$1.71
Diluted	$0.70	$0.59	$2.05	$1.68

The denominators for diluted net income per common share for the 13 weeks ended November 2, 2013 and October 27, 2012 exclude 254 and 522 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 39 weeks ended November 2, 2013 and October 27, 2012 exclude 669 and 596 employee stock options, respectively, due to their anti-dilutive effects.

7.	Stock repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the 39 weeks November 2, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully develop and implement our long-range financial and strategic plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 2, 2013. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “the Company,” “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of over 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of November 2, 2013, we operated 664 stores across 46 states.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales and by opening new stores. Gross profit as a percentage of net sales is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable store sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a 1,200 store chain with a successful e-commerce business and competitive omni-channel capabilities. We plan to continue to improve our operating results by leveraging our fixed costs and decreasing our selling, general and administrative expenses, as a percentage of our net sales.

Current business trends

We recorded a 7.3% comparable store sales increase during the first 39 weeks of fiscal 2013. This included the impact of our e-commerce business which grew 72.2% and contributed 140 basis points of the 7.3% increase. We recorded a 6.8% comparable store sales increase during the third quarter of fiscal 2013. This included the impact of our e-commerce business which grew 74.4% and contributed 170 basis points of the 6.8% increase. Customer traffic turned slightly negative in the third quarter, as a result of a challenging economic environment as well as our planned strategy to reduce our reliance on price promotions and discounting. We are adjusting our promotional strategy to respond to weaker consumer confidence and what is expected to be a highly promotional holiday selling season in order to maintain strong market share gains. As a result, we have reduced our expectations for earnings growth in the fourth quarter and for the full year 2013 and expect to deliver earnings growth in the low 20% range for the current year.

The Company is currently evaluating its long-range financial and strategic plan, and will share details of the outcome of this analysis and update its long-term targets during the course of 2014.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2013 and 2012 ended on November 2, 2013 and October 27, 2012, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$618,781	$505,640	$1,802,491	$1,461,421
Cost of sales	387,120	320,147	1,154,804	937,391

Gross profit	231,661	185,493	647,687	524,030

Selling, general and administrative expenses	151,306	117,934	418,754	334,917
Pre-opening expenses	7,468	6,252	15,483	12,901

Operating income	72,887	61,307	213,450	176,212
Interest (income) expense	(7)	39	(49)	164

Income before income taxes	72,894	61,268	213,499	176,048
Income tax expense	27,464	23,117	81,332	68,031

Net income	$45,430	$38,151	$132,167	$108,017

Other operating data:
Number of stores end of period	664	537	664	537
Comparable store sales:
Retail and salon comparable store sales	5.1%	8.4%	5.9%	9.3%
E-commerce comparable store sales	74.4%	29.9%	72.2%	31.3%

Total comparable store sales increase	6.8%	8.9%	7.3%	9.7%

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(Percentage of net sales)	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6%	63.3%	64.1%	64.1%

Gross profit	37.4%	36.7%	35.9%	35.9%

Selling, general and administrative expenses	24.5%	23.3%	23.2%	22.9%
Pre-opening expenses	1.2%	1.2%	0.9%	0.9%

Operating income	11.8%	12.1%	11.8%	12.1%
Interest (income) expense	0.0%	0.0%	0.0%	0.0%

Income before income taxes	11.8%	12.1%	11.8%	12.0%
Income tax expense	4.4%	4.6%	4.5%	4.7%

Net income	7.3%	7.5%	7.3%	7.4%

Comparison of 13 weeks ended November 2, 2013 to 13 weeks ended October 27, 2012

Net sales

Net sales increased $113.2 million, or 22.4%, to $618.8 million for the 13 weeks ended November 2, 2013, compared to $505.6 million for the 13 weeks ended October 27, 2012. Salon service sales increased $6.5 million, or 22.2%, to $35.8 million compared to $29.3 million in third quarter of fiscal 2012. E-commerce sales increased $8.6 million, or 74.4%, to $20.2 million compared to $11.6 million in third quarter of fiscal 2012. The net sales increases are due to comparable stores driving an increase of $33.2 million and non-comparable store increases of $80.0 million compared to the third quarter of fiscal 2012.

The 6.8% comparable store sales increase consisted of a 5.1% increase at the Company’s retail and salon stores and a 74.4% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 170 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended November 2, 2013 compared to 50 basis points for the 13 weeks ended October 27, 2012. The total comparable store sales increase included a 9.5% increase in average ticket offset by a 2.7% decrease in traffic. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $46.2 million, or 24.9%, to $231.7 million for the 13 weeks ended November 2, 2013, compared to $185.5 million for the 13 weeks ended October 27, 2012. Gross profit as a percentage of net sales increased 70 basis points to 37.4% for the 13 weeks ended November 2, 2013, compared to 36.7% for the 13 weeks ended October 27, 2012. The increase in gross profit margin was primarily driven by 60 basis points improvement in merchandise margins driven by our marketing and merchandising strategies.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $33.4 million, or 28.3%, to $151.3 million for the 13 weeks ended November 2, 2013, compared to $117.9 million for the 13 weeks ended October 27, 2012. As a percentage of net sales, SG&A expenses increased 120 basis points to 24.5% for the 13 weeks ended November 2, 2013, compared to 23.3% for the 13 weeks ended October 27, 2012. The deleverage in SG&A expenses is primarily attributed to:

•	50 basis points marketing deleverage from investments related to building brand awareness;

•	40 basis points deleverage from the investments in store labor to support rapid growth in the prestige cosmetics and skincare categories; and

•	30 basis points deleverage in corporate overhead related to severance charges.

Pre-opening expenses

Pre-opening expenses increased $1.2 million to $7.5 million for the 13 weeks ended November 2, 2013, compared to $6.3 million for the 13 weeks ended October 27, 2012. During the 13 weeks ended November 2, 2013, we opened 55 new stores, relocated 3 stores and remodeled 6 stores, compared to 49 new store openings, 1 relocation and 11 remodeled stores during the 13 weeks ended October 27, 2012.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended November 2, 2013 and October 27, 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the third quarter of fiscal 2013 or 2012.

Income tax expense

Income tax expense was $27.5 million for the 13 weeks ended November 2, 2013 compared to $23.1 million for the 13 weeks ended October 27, 2012. The effective tax rate was 37.7% for the 13 weeks ended November 2, 2013 and October 27, 2012.

Net income

Net income increased $7.2 million, or 19.1%, to $45.4 million for the 13 weeks ended November 2, 2013, compared to $38.2 million for the 13 weeks ended October 27, 2012. The increase is primarily related to the $46.2 million increase in gross profit, offset by a $33.4 million increase in SG&A expenses and a $4.4 million increase in income tax expense.

Comparison of 39 weeks ended November 2, 2013 to 39 weeks ended October 27, 2012

Net sales

Net sales increased $341.1 million, or 23.3%, to $1,802.5 million for the 39 weeks ended November 2, 2013, compared to $1,461.4 million for the 39 weeks ended October 27, 2012. Salon service sales increased $20.6 million, or 23.9%, to $107.1 million compared to $86.5 million in the first 39 weeks of fiscal 2012. E-commerce sales increased $22.4 million, or 72.2%, to $53.4 million compared to $31.0 million in the first 39 weeks of fiscal 2012. The net sales increases are due to comparable stores driving an increase of $103.9 million and non-comparable store increases of $237.2 million compared to the first 39 weeks of fiscal 2012.

The 7.3% comparable store sales increase consisted of a 5.9% increase at the Company’s retail and salon stores and a 72.2% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 140 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended November 2, 2013 compared to 40 basis points for the 39 weeks ended October 27, 2012. The total comparable store sales increase included a 6.3% increase in average ticket and a 1% increase in traffic. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $123.7 million, or 23.6%, to $647.7 million for the 39 weeks ended November 2, 2013, compared to $524.0 million for the 39 weeks ended October 27, 2012. Gross profit as a percentage of net sales was 35.9% for the 39 weeks ended November 2, 2013 and October 27, 2012. The changes in gross profit margin were primarily driven by:

•	20 basis points of deleverage in merchandise margins due mainly to changes in marketing and merchandising strategies; offset by

•	20 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $83.9 million, or 25.0%, to $418.8 million for the 39 weeks ended November 2, 2013, compared to $334.9 million for the 39 weeks ended October 27, 2012. As a percentage of net sales, SG&A expenses increased 30 basis points to 23.2% for the 39 weeks ended November 2, 2013, compared to 22.9% for the 39 weeks ended October 27, 2012. The deleverage in SG&A expenses is primarily attributed to:

•	40 basis points deleverage from the expansion of prestige brand boutiques and investments in store labor to support rapid growth in the prestige cosmetics and skincare categories; offset by

•	10 basis points in corporate overhead leverage, net of severance charge, attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $2.6 million to $15.5 million for the 39 weeks ended November 2, 2013, compared to $12.9 million for the 39 weeks ended October 27, 2012. During the 39 weeks ended November 2, 2013, we opened 116 new stores, relocated 4 stores and remodeled 7 stores, compared to 89 new store openings, 3 relocated stores and 20 remodeled stores during the 39 weeks ended October 27, 2012.

Interest income and expense

Interest income and expense was insignificant for the 39 weeks ended November 2, 2013 and October 27, 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the first 39 weeks of fiscal 2013 or 2012.

Income tax expense

Income tax expense of $81.3 million for the 39 weeks ended November 2, 2013 represents an effective tax rate of 38.1%, compared to $68.0 million of tax expense representing an effective tax rate of 38.6% for the 39 weeks ended October 27, 2012. The lower tax rate is primarily due to decrease in stock option book expense and a decrease in the applicable state rate offset by an increase in non-deductible executive compensation.

Net income

Net income increased $24.2 million, or 22.4%, to $132.2 million for the 39 weeks ended November 2, 2013, compared to $108.0 million for the 39 weeks ended October 27, 2012. The increase is primarily related to the $123.7 million increase in gross profit, offset by a $83.9 million increase in SG&A expenses and a $13.3 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	November 2,	October 27,
(In thousands)	2013	2012
Net cash provided by operating activities	$100,133	$77,458
Net cash used in investing activities	(176,966)	(144,030)
Net cash (used in) provided by financing activities	(2,726)	4,558

Net decrease in cash and cash equivalents	$(79,559)	$(62,014)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $582.3 million at November 2, 2013, compared $462.8 million at October 27, 2012, representing an increase of $119.5 million, or 25.8%. Average inventory per store increased 1.7% compared to the prior year. The increase in inventory is primarily due to the following:

•	approximately $86 million due to the addition of 127 net new stores opened since October 27, 2012;

•	approximately $29 million related to new brand additions and existing brand extensions primarily in the prestige color and skin category and incremental holiday build; and

•	approximately $5 million related to the addition of in-store prestige boutiques.

Deferred rent liabilities were $259.2 million at November 2, 2013, an increase of $56.9 million compared to October 27, 2012. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 127 net new stores opened since October 27, 2012.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities related to capital expenditures were $177.0 million during the 39 weeks ended November 2, 2013, compared to $144.0 million during the 39 weeks ended October 27, 2012. The increase in capital expenditures year over year is primarily due to the increased number of new store openings during fiscal 2013.

Financing activities

Financing activities in fiscal 2013 consist principally of capital stock transactions and the stock repurchase program. We had no borrowings outstanding under our credit facility as of November 2, 2013, February 2, 2013 and October 27, 2012. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Stock repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the 39 weeks ended November 2, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

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

As of November 2, 2013, February 2, 2013 and October 27, 2012, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations and letters of credit. We do not have any non-cancelable purchase commitments as of November 2, 2013.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended November 2, 2013.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 39 week period ended November 2, 2013. The interest expense recognized in our statement of income represents unused fees associated with the credit facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of November 2, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 39 weeks ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

General litigation – On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class and the Company is opposing plaintiff’s request. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (2)
September 1, 2013 to September 28, 2013	4,312	$117.53	—	—

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 18, 2013, we announced the approval of a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150 million of the Company’s common stock in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of November 2, 2013, $112.7 million remained available under the $150 million program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 5, 2013 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary