Form 10-K
period 2014-02-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2014-04-02
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes      ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 3, 2013, as reported on the NASDAQ Global Select Market, was approximately $4,815,407,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of August 3, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 27, 2014 was 64,295,291 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully develop and implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 1, 2014. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta”, “Ulta Beauty” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

One-Stop Shopping.    Our customers can satisfy all of their beauty needs at Ulta. We offer a unique combination of more than 20,000 prestige and mass beauty products organized by category in a bright, open store environment. The beauty products are arranged in self-service displays and full-service boutiques in a way that encourages our customers to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores.

Our Value Proposition.    We believe our focus on delivering a compelling value proposition to our customers across all of our product categories drives customer loyalty. We offer frequent promotions and coupons, in store events, gift-with-purchase offers, a comprehensive customer loyalty program and targeted promotions through our Customer Relationship Management platform (CRM).

An Off-Mall Location.    Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy.

We were founded as a Delaware corporation in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept combining one-stop shopping, a compelling value proposition, convenient locations and a welcoming shopping environment.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our competitive strengths

We believe the following competitive strengths differentiate us and are critical to our success:

Differentiated merchandising strategy with broad appeal.    We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our customers. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer all of these products in one retail format so that our customers can find everything they need in one shopping trip. We offer more than 500 brands, such as Bare Minerals and Urban Decay prestige cosmetics, Nyx and Maybelline mass cosmetics, Coty and Estée Lauder fragrances, Redken and Matrix haircare, as well as Dermalogica and Philosophy skincare and Clarisonic and Ultra Chi personal care appliances. We also offer private label Ulta products in key categories such as cosmetics, skincare and bath. Because we offer a broad array of products in prestige, mass and salon, we appeal to a wide range of customers including women of all ages, demographics, and lifestyles.

Our unique customer experience.    We combine unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Our well-trained, non-commissioned beauty advisors provide unbiased and customized advice tailored to our customers’ needs. Our customer service strategy, convenient locations and attractive store design combine to create a unique shopping experience.

Loyal and active customer base.    Approximately thirteen million Ulta customers are members of our loyalty program. We use this valuable proprietary database to drive traffic, better understand our customers’ purchasing patterns and support new store site selection. We regularly employ a broad range of media, including digital, catalogs and newspaper inserts and targeted promotions driven by our CRM platform, to drive traffic to our stores and website.

Strong vendor relationships across product categories.    We have strong, active relationships with over 300 vendors, including Bare Minerals, Coty, Estée Lauder, L’Oréal and Procter & Gamble. We believe the scope of these relationships, which span the three beauty categories of prestige, mass and salon and which have taken years to develop, creates a significant impediment for other retailers to replicate our model. We work closely with our vendors to market both new and existing brands in a collaborative manner.

Experienced management team.    We have an experienced senior management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. We continue to expand the depth of our management team at all levels and in all functional areas to support our growth.

Five point growth strategy

We intend to expand our presence as a leading retailer of beauty products and salon services by pursuing the following growth strategies:

Growing stores to approximately 1,200 locations.    We believe that over the long-term, we have the potential to grow our store base to approximately 1,200 Ulta stores in the United States. Our internal real estate model takes into account a number of variables, including demographic and sociographic data as well as population density relative to maximum drive times, economic and competitive factors. We plan to continue opening stores both in markets in which we currently operate and new markets.

We opened 127 new stores during fiscal 2013, representing a 22% increase in square footage growth and a 25% increase in the number of new stores opened compared to 102 new stores in fiscal 2012. We also remodeled 7 stores and relocated 4 stores in fiscal 2013. Our fiscal 2013 new store program was comprised of approximately 70% new stores opened in existing shopping centers and 30% in new shopping centers. In fiscal 2013 approximately one third of new stores were in new markets and two thirds were filling in existing markets.

	Fiscal Year
	2009	2010	2011	2012	2013
Total stores beginning of period	311	346	389	449	550
Stores opened	37	47	61	102	127
Stores closed	(2)	(4)	(1)	(1)	(2)

Total stores end of period	346	389	449	550	675
Stores remodeled	6	13	17	21	7
Total square footage	3,613,840	4,094,808	4,747,148	5,847,393	7,158,286
Average square footage per store	10,445	10,526	10,573	10,632	10,605

Expanding our offering by adding new products, brands and services.    Our strategy is to continue to expand our portfolio of products, brands and services both by capitalizing on the success of our existing vendor relationships and by identifying and developing new vendor relationships. Over the last several years we have added new products from existing vendors across product categories. We have also added a number of new brands in recent years, most notably in our prestige category which is currently the beauty industry’s highest growth category. Fiscal 2013 brand additions included IT Cosmetics, Lipstick Queen, Mally, Meaningful Beauty and Perricone. We continue to roll out Clinique and Lancôme boutiques, ending the year with 100 stores with Clinique boutiques and 105 stores with Lancôme boutiques. We also offer haircare services in our full service salons as well as skin and brow services in most of our stores. We plan to establish Ulta as a leading salon authority by providing high quality and consistent services from our licensed stylists and by expanding our portfolio of services.

Enhancing our successful loyalty program.    We have approximately thirteen million active Ulta customers who are enrolled in our loyalty program. Loyalty member transactions represent approximately 80% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. In early fiscal 2014, we converted all of our loyalty customers to ULTAmate Rewards, a points-based program. The customer data captured by our loyalty program, together with our CRM platform, also enables customer segmentation and one-on-one marketing communications tailored to our customers’ unique beauty needs. We believe our loyalty program combined with our growing CRM capabilities provide significant long-term opportunity for Ulta.

Broadening our marketing reach.    We believe our marketing initiatives are a key component of our success, providing an effective means to introduce new products, brands and services to our existing and potential new customers. We have historically utilized primarily direct mail advertising, catalogs and newspaper inserts to communicate with our customers. We plan to continue to leverage our print marketing while expanding our reach into other marketing channels, including digital marketing, social media and e-mail marketing. In addition, we continue to enhance in-store marketing and special events to educate customers and drive traffic. We plan to continue to focus on our in-store marketing and in-store special events as an additional means of educating our customers and increasing the frequency of their visits to our stores. We believe Ulta has a significant opportunity to attract new customers to our stores and website and we expect to increase our marketing efforts to drive greater awareness of our brand.

Expanding our digital business.    Our e-commerce platform serves two roles: to generate direct channel sales and profits and to communicate with our customers in an interactive, enjoyable way to reinforce the Ulta brand and drive traffic to our stores and website. We continue to aggressively develop and add new website features and functionality, marketing programs, product assortment, new brands and multi-channel integration points. We intend to establish ourselves as a leading online beauty resource by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality and social media content. In 2013 we re-launched ulta.com with enhanced content and capabilities and believe we are well positioned to capitalize on the growth of e-commerce sales of beauty products. We believe our website and retail stores provide our customers with an integrated shopping experience and increased flexibility for their beauty buying needs.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $113 billion in retail sales, according to Euromonitor International and IBIS World Inc. The approximately $65 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $48 billion salon services industry consists of hair, skin and nail services.

Competition

Our major competitors for prestige and mass products include traditional department stores such as Macy’s and Nordstrom, specialty stores such as Sephora and Bath & Body Works, drug stores such as CVS/pharmacy and Walgreens, mass merchandisers such as Target and Wal-Mart and the online businesses of the aforementioned retailers as well as pure play e-commerce business such as Amazon. Our competitive advantages are the quality and assortment of merchandise and services, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores and website as one-stop destinations for beauty products.

The market for salon services and products is highly fragmented. Our competitors for salon services and products include Regis, Sally Beauty, JCPenney salons and independent salons.

Stores

Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 127 (125 net of closings) stores in fiscal 2013 and the average investment required to open a new Ulta store is approximately $1.0 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. We expect the net investment to open a new store in 2014 to increase due to increases in material and labor costs resulting from a stronger commercial and residential building environment compared to the last several years. As of February 1, 2014, we operated 675 stores in 46 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has evolved over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. We have a formal store remodel program in place to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 7 stores in fiscal 2013. Approximately 95% of our store base features our most current store design. The average investment to remodel a store in fiscal 2013 was approximately $1.2 million. Each remodel takes approximately three months to complete, during which time we generally keep the store open.

Salon

We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with approximately eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, semi-private shampoo and hair color processing areas. Each salon is a full-service salon offering haircuts, hair coloring and permanent texture, with most salons also providing facials and waxing. We continue to expand our service offering, adding services, such as gel manicures, microdermabrasion and hair extensions, to select locations. We employ licensed professional stylists and estheticians who offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens, and at-home care recommendations.

Ulta.com

Our e-commerce business represented approximately 4% of our total sales and grew 74% in fiscal 2013. Ulta.com supports the key elements of our brand proposition and provides access to more than 18,000 beauty products from hundreds of brands. With the new e-commerce platform launched in 2013, we expect Ulta.com to become an even greater element in our marketing programs and a more important resource for our customers to access product and store information, beauty trends and techniques and buy from a larger assortment of product offerings. We are confident our e-commerce business will continue to deliver rapid growth in in the future, but will likely begin to moderate off a larger base. During 2013 we expanded our e-commerce distribution capabilities by adding fulfillment to the Chambersburg, Pennsylvania distribution center.

Merchandising

Strategy

We focus on offering one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. A typical Ulta store carries more than 20,000 prestige and mass beauty products. We present these products in an assisted self-service environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends and new product launches to keep Ulta’s product assortment fresh and relevant to our customers. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, offers a unique shopping experience for our customers. Many of the products we sell can also be found in department stores, specialty stores, salons, mass merchandisers and drug stores, but we offer all of these products so that our customers can find everything they need in one stop. We believe we offer a compelling value proposition to our customers across all of our product categories. We offer frequent promotions and coupons, in store events, gift-with-purchase offers, a comprehensive customer loyalty program and targeted promotions through our CRM platform.

We believe our private label products are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our customers’ perception of Ulta as a contemporary beauty destination. Ulta manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. Current Ulta cosmetics and bath brands have a strong following and we may expand our private label products into additional categories. Ulta brand products represented approximately 5% of total company sales in fiscal 2013.

Category mix

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products, and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance;

•	Nail polish and nailcare products;

•	Men’s skincare, haircare and fragrance products;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products and haircare; and

•	Other, including candles, home fragrance products and other health and beauty products.

Organization

Our merchandising team consists of a Chief Merchandising Officer overseeing a team of category Vice Presidents and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure a consistent execution across our store base and e-commerce platform.

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

Planning and allocation

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales histories from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis.

Vendor relationships

We have close relationships with our more than 300 vendors. Our top ten vendors represented approximately 51% of our total annual sales in fiscal 2013. These include vendors across all product categories, such as Bare Minerals, Coty, Estée Lauder, L’Oréal and Procter & Gamble, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and website, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our customers and prospective customers through multiple vehicles. Our primary marketing expenditure is in direct mail catalogs and free-standing newspaper inserts which highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services and special offers. We execute a comprehensive public relations strategy to enhance Ulta’s reputation as a beauty destination, increase brand awareness, support our charitable efforts on behalf of The Breast Cancer Research Foundation and drive awareness of new products, in-store events and new store openings.

Our loyalty program is an important tool to increase retention of existing customers and to enhance their loyalty to the Ulta brand. Approximately thirteen million active customers are enrolled in this loyalty program, generating approximately 80% of Ulta’s annual total net sales. In early fiscal 2014, we converted all of our loyalty customers to ULTAmate Rewards, a points-based program. ULTAmate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell. In late 2012 we implemented the new CRM solution to enable more sophisticated mining of the customer data in our loyalty member database as well as greater personalization of our marketing. Throughout 2013 we built upon our CRM capabilities to deliver targeted marketing campaigns to our loyalty program members.

A growing percentage of our marketing expense was directed at our digital marketing strategy as a highly effective channel to communicate with existing customers and reach customers who are not familiar with Ulta or who have not yet shopped with us. Our online marketing strategy includes search engine optimization, paid search, mobile advertising, affiliate relationships, such as online coupons sites, social media, display advertising, and other digital marketing channels. Ulta’s email marketing programs are effective in communicating with online and retail customers and driving sales.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, two associate managers, one part time manager, and approximately twenty full and part-time associates, including approximately six to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations who in turn reports to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 5,000 Ulta salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently rewards their success. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s purpose and values. Training for new store managers, prestige consultants and sales associates familiarizes them with our beauty products, opening and closing routines, guest service expectations, our loss prevention policy and procedures, and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige consultants are trained to work across all prestige lines and within our prestige boutiques, where customers can receive makeup demonstrations and skin analysis.

Distribution

We operate three distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. The second distribution facility is in Phoenix, Arizona and is approximately 437,000 square feet in size. The third distribution center, located in Chambersburg, Pennsylvania, opened in April 2012. The Chambersburg warehouse contains approximately 373,000 square feet. We are embarking on a multi-year supply chain project beginning in 2014 which will include adding additional capacity, including a fourth distribution center expected to open in 2015, and system improvements to support expanded omni-channel capabilities.

Inventory is shipped from our suppliers to our distribution facilities. We carry more than 20,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers. We fulfill e-commerce orders from our Romeoville, Illinois and Chambersburg, Pennsylvania distribution centers.

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, finance, accounting and human resources. Our core business systems consist mostly of purchased software programs that integrate with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution infrastructure and provides communications for credit card and daily polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people and processes. We update the technology supporting our stores, distribution infrastructure and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.

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

Government regulation

We are affected by extensive U.S. laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. The cosmetic, dietary supplement, food and over-the-counter (OTC) drug products we sell in our stores, including our Ulta branded products, are subject to regulation by the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and State Attorneys General (AG) in the United States. Such regulations principally relate to the safety of ingredients, proper labeling, manufacturing, advertising, packaging and distribution of the products.

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

Employees

As of February 1, 2014, we employed approximately 6,900 people on a full-time basis and approximately 12,700 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

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

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, the recent global economic crisis and volatility in global economic conditions and the financial markets may adversely affect our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and internationally. Concerns over inflation, employment, tax laws, energy costs, healthcare costs, geopolitical issues, terrorism, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.

In addition, the recent global economic crisis and volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. While these declines have moderated, the level of consumer spending is not where it was prior to the global recession, and economic conditions could lead to further declines in consumer spending in the future. Additionally, there can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability and cash flows.

Recent economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to recover, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could continue to make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development could limit our future growth opportunities as long as the aforementioned conditions exist.

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

The markets for beauty products and salon services are highly competitive with few barriers to entry even when economic conditions are favorable. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, Internet businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Mary Dillon was appointed Chief Executive Officer and a member of the Board of Directors effective July 1, 2013 and Scott Settersten was appointed Chief Financial Officer and Assistant Secretary effective March 12, 2013. If we were to lose the benefit of the experience, efforts and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our common stock.

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

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

We may not be able to sustain our growth plans and successfully develop and implement our long-range strategic and financial plan, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, we intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plan and successfully open and operate new stores on a profitable basis. Our senior management is currently evaluating our long-range strategic and financial plan to align and prioritize our growth strategies, as well as additional investments that will be needed to support continued and future growth. There can be no assurance that we will be successful in implementing our growth plan or long-range strategic initiatives, and our failure to do so could have a material adverse impact on our business, financial condition, profitability and cash flows. During fiscal 2013, we opened 127 new stores. We intend to continue to grow our number of stores for the foreseeable future, and believe we have the long-term potential to grow our store base to approximately 1,200 stores in the United States. During fiscal 2013, the average investment required to open a typical new store was approximately $1.0 million. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We operate three distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers may need to be added in the future. We are embarking on a multi-year supply chain project beginning in 2014 which will include adding additional capacity, including a fourth distribution center expected to open in 2015, and system improvements to support expanded omni-channel capabilities. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could have a material adverse effect on our operations.

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

Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows. We employ IT security and security-related products and services as well as a full-time staff to proactively monitor our systems and networks. We maintain continual vigilance in regard to the protection of sensitive information and are in compliance with all applicable data protection laws and regulations.

Unauthorized disclosure of confidential customer, associate or company information could damage our reputation, expose us to litigation and negatively impact our business.

We collect, process and retain sensitive and confidential customer and associate information as part of our normal course of business. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Despite the security measures we have in place, our systems and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Any security breach of customer, associate or company confidential information could result in damage to our reputation and result in lost sales, litigation, fines, or additional investments to fix or replace the systems that were breached. Any of these events could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our e-commerce business may be unsuccessful.

We offer many of our beauty products for sale through our website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our internet channel could cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition, profitability and cash flows, including future growth.

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

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the recent economic downturn which has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

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

During fiscal 2013, merchandise supplied to Ulta by our top ten vendors accounted for approximately 51% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business, financial condition, profitability and cash flows.

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

In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our Ulta branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial condition, profitability and cash flows:

In March 2010, comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (collectively, the “Acts”) was passed and signed into law. This healthcare reform legislation significantly expands healthcare coverage to many uninsured individuals and to those already insured. Due to the breadth and complexity of the healthcare reform legislation and the staggered implementation and uncertain timing of the regulations and lack of interpretive guidance, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. For example, the Patient Protection and Affordable Care Act has imposed new mandates on employers, including a requirement effective January 1, 2014 (which has been extended to January 1, 2015 due to a recent executive order) that employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a financial penalty. Given our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees. Additionally, because significant provisions of the Acts will become effective on various dates over the next several years, future changes could significantly impact any effects on our business that we previously anticipated.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation and could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to products purchased from third-party vendors or our Ulta branded products and technology. Some of our competitors may be able to bear the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Increases in the demand for, or the price of, raw materials used to build and remodel our stores could hurt our profitability.

The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could have a material adverse effect on our business, financial condition, profitability and cash flows. We expect the net investment to open a new store in 2014 to increase due to increases in material and labor costs resulting from a stronger commercial and residential building environment compared to the last several years.

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

We have a $200 million secured revolving credit facility with a term expiring in December 2018. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.20%. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

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

Reporting obligations as a public company and our anticipated growth are likely to place a strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can periodically certify as to the effectiveness of our internal controls over financial reporting. As a result, we have been required to improve our financial and managerial controls, reporting systems and procedures and have incurred and will continue to incur expenses to test our systems and to make such improvements. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flows, or subject us to fines or other penalties.

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

Litigation costs and the outcome of litigation could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows.

Management does not believe the nature of any pending legal proceeding will have a material adverse effect on our business, financial condition, profitability and cash flows. However, management’s assessment may change at any time based upon the discovery of facts or circumstances that are presently not known to us. Therefore, there can be no assurance that any pending or future litigation will not have a material adverse effect on our business, financial condition, profitability and cash flows.

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

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are predominantly located in convenient, high-traffic, locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 1, 2014, we operated 675 retail stores in 46 states, as shown in the table below:

State	Number of stores
Alabama	11
Arizona	23
Arkansas	5
California	73
Colorado	13
Connecticut	7
Delaware	1
Florida	45
Georgia	24
Idaho	4
Illinois	44
Indiana	13
Iowa	6
Kansas	4
Kentucky	8
Louisiana	11
Maine	3
Maryland	12
Massachusetts	8
Michigan	34
Minnesota	11
Mississippi	5
Missouri	15
Montana	4
Nebraska	3
Nevada	7
New Hampshire	4
New Jersey	16
New Mexico	2
New York	22
North Carolina	21
North Dakota	1
Ohio	26
Oklahoma	8
Oregon	8
Pennsylvania	23
Rhode Island	2
South Carolina	12
South Dakota	2
Tennessee	10
Texas	72
Utah	7
Virginia	19
Washington	13
West Virginia	2
Wisconsin	11

Total	675

As of February 1, 2014, we operated three distribution facilitates located in Romeoville, Illinois, Phoenix, Arizona and Chambersburg, Pennsylvania. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2017. The Phoenix warehouse contains approximately 437,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each. The Chambersburg warehouse contains approximately 373,000 square feet. The lease for the Chambersburg warehouse expires on March 31, 2027 and has three renewal options with terms of five years each.

We are embarking on a multi-year supply chain project beginning in 2014 which will include adding additional capacity, including a fourth distribution center expected to open in 2015, and system improvements to support expanded omni-channel capabilities.

Our principal executive office is in Bolingbrook, Illinois. The lease for the Bolingbrook office expires on August 31, 2018. In 2013 the Company expanded its office space with an additional 42,000 square feet located at its current headquarters. This additional office space has a lease that will expire September 30, 2016 with an option to extend to August 31, 2018.

Item 3.	Legal Proceedings.

General litigation — On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class and the Company opposed the plaintiff’s request and is waiting for the court to issue a decision. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 4.	Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below. On June 24, 2013 we announced the resignation of Dennis K. Eck as Interim Chief Executive Officer of Ulta and the appointment of Mary N. Dillon as our Chief Executive Officer and member of the Board of Directors. Mr. Eck remained a member of the Company’s Board of Directors.

Name	Age	Position
Mary N. Dillon	52	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	53	Chief Financial Officer and Assistant Secretary
Jeffrey J. Childs	56	Chief Human Resources Officer
Robert S. Guttman	61	Senior Vice President, General Counsel & Secretary
David Kimbell	47	Chief Marketing Officer
Jeffrey T. Severts	43	Senior Vice President, Marketing
Janet Taake	56	Chief Merchandising Officer

There is no family relationship between any of the Directors or executive officers and any other Director or executive officer of Ulta.

Mary N. Dillon.    Ms. Dillon was named Chief Executive Officer effective July 2013. Prior to joining Ulta Beauty, she was President and Chief Executive Officer and a Director of U.S. Cellular since June 2010. From 2005 to 2010, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President for McDonald’s Corporation. Prior to joining McDonald’s Corporation, she held various positions at PepsiCo, including President of the Quaker Foods division. Ms. Dillon served as a member of the Board of Directors for Target Corporation from 2007 to 2013.

Scott M. Settersten.    Mr. Settersten was named Chief Financial Officer and Assistant Secretary in March 2013 after having previously served as Acting Chief Financial Officer and Assistant Secretary since October 18, 2012. Prior to this role, Mr. Settersten served as Vice President of Accounting since 2010 and was responsible for accounting, tax, external reporting and investor relations. He joined Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to joining Ulta Beauty, Mr. Settersten spent 15 years with Pricewaterhouse Coopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jeffrey J. Childs.    Mr. Childs was named Chief Human Resource Officer in October 2013. Prior to joining Ulta Beauty, he was Executive Vice President and Chief Human Resource Officer at U.S. Cellular after joining as Senior Vice President of Human Resources in 2004. From 2001 to 2004, he was President and Owner of Childs Consulting Services. Previously, he served from 1979 to 2001 in a variety of human resources, marketing, sales, and operations roles at AT&T, including Vice President, Human Resources and Corporate Services.

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

David Kimbell.    Mr. Kimbell was named Chief Marketing Officer in February 2014. Prior to joining Ulta Beauty, he was Chief Marketing Officer and Executive Vice President at U.S. Cellular since February 2011. From 2008 to 2011, Mr. Kimbell served as Chief Marketing Officer and Senior Vice President of Seventh Generation, a producer of environmentally friendly household and baby care products. Prior to that from 2001 to 2008, Mr. Kimbell held various positions at PepsiCo, Quaker Food Division, including Vice President of Marketing. Mr. Kimbell held a number of marketing roles for several brands at The Procter and Gamble Company from 1995 to 2001.

Jeffrey T. Severts.    Mr. Severts has served as Senior Vice President, Marketing since November 2012. Prior to joining Ulta Beauty, he was the Chief Marketing & Services Officer for Best Buy Europe since June 2010. Prior to his role with Best Buy Europe, he held numerous other senior marketing and management roles with Best Buy USA since 2001. Before that time, Mr. Severts served as Vice President of Marketing and Management for Techies.Com, Inc. from 1999 to 2001. Mr. Severts held a number of marketing roles for several brands at General Mills, Inc. from 1992 to 1999.

Janet Taake.    Ms. Taake was named Chief Merchandising Officer in January 2014, after serving as Senior Vice President – Merchandising since December 2008. Prior to joining Ulta Beauty, Ms. Taake was Senior Vice President and Chief Merchandising Officer for Babies R Us from 2006 to 2008. From 2004 to 2006, Ms. Taake served as Vice President and General Merchandise Manager – Home Fashions for Sears Corporation. From 1998 to 2006, she served in various senior merchandise management roles with Mervyn’s (Target Corporation). Prior to 1998, Ms. Taake served in senior merchandise management and buyer roles with various national and regional retailers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “Ulta” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2013 and 2012:

Fiscal Year 2013	High	Low
First quarter	$99.66	$73.96
Second quarter	103.47	84.13
Third quarter	128.85	97.24
Fourth quarter	131.50	80.93

Fiscal Year 2012	High	Low
First quarter	$95.56	$76.15
Second quarter	97.70	83.78
Third quarter	101.54	83.74
Fourth quarter	101.99	86.93

Holders of the Registrant’s Common Stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 27, 2014 was $98.75 per share. As of March 27, 2014, we had 56 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 18, 2013, we announced the approval of a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150 million of the Company’s common stock in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. No repurchases of our common stock were completed during the fourth quarter of 2013. As of February 1, 2014, $112.7 million remained available under the $150 million program.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of February 1, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,089,705	$56.94	4,691,043
Equity compensation plans not approved by security holders	—	—	—

Total	1,089,705	$56.94	4,691,043

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering January 30, 2009 through the end of Ulta’s fiscal year ended February 1, 2014. The graph assumes an investment of $100 made at the closing of trading on January 30, 2009, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share and per square foot data)
Income statement:
Net sales(2)	$2,670,573	$2,220,256	$1,776,151	$1,454,838	$1,222,771
Cost of sales	1,729,325	1,436,582	1,159,311	970,753	846,202

Gross profit	941,248	783,674	616,840	484,085	376,569
Selling, general and administrative expenses	596,390	488,880	410,658	358,106	302,413
Pre-opening expenses	17,270	14,816	9,987	7,095	6,003

Operating income	327,588	279,978	196,195	118,884	68,153
Interest (income) expense	(118)	185	587	755	2,202

Income before income taxes	327,706	279,793	195,608	118,129	65,951
Income tax expense	124,857	107,244	75,344	47,099	26,595

Net income	$202,849	$172,549	$120,264	$71,030	$39,356

Net income per common share:
Basic	$3.17	$2.73	$1.96	$1.20	$0.68
Diluted	$3.15	$2.68	$1.90	$1.16	$0.66
Weighted average common shares outstanding:
Basic	63,992	63,250	61,259	58,959	57,915
Diluted	64,461	64,396	63,334	61,288	59,237
Dividends declared per common share	$—	$1.00	$—	$—	$—
Other operating data:
Comparable store sales increase:(3)
Retail and salon comparable store sales	6.1%	8.8%	10.9%	11.0%	1.4%
E-commerce comparable store sales	76.6%	30.7%	37.8%	76.8%	45.4%

Total comparable store sales increase	7.9%	9.3%	11.5%	11.9%	1.9%
Number of stores end of year	675	550	449	389	346
Total square footage end of year	7,158,286	5,847,393	4,747,148	4,094,808	3,613,840
Total square footage per store(4)	10,605	10,632	10,573	10,526	10,445
Average total square footage(5)	6,555,960	5,315,653	4,413,236	3,811,597	3,459,628
Net sales per average total square foot(6)	$407	$418	$402	$382	$353
Capital expenditures	226,024	188,578	128,636	97,115	68,105
Depreciation and amortization	106,283	88,233	75,931	64,936	62,166
Balance sheet data:
Cash and cash equivalents	$419,476	$320,475	$253,738	$111,185	$4,017
Working capital	735,886	568,257	415,377	241,032	136,417
Property and equipment, net	595,736	483,059	376,985	326,099	290,861
Total assets	1,602,727	1,275,249	957,217	730,488	553,635
Total stockholders’ equity	1,003,094	786,942	584,704	402,533	292,608

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2012 was a 53-week operating year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(3)	Comparable store sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average which reflects the effect of opening stores in different months throughout the year.

(6)

Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully develop and implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 1, 2014. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept by combining one-stop shopping, a compelling value proposition, convenient locations and a welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our strong financial performance.

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of more than 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our five point growth strategy, including growing stores to approximately 1,200 locations, expanding our offering by adding new products, brands and services, enhancing our loyalty program, broadening our marketing reach and expanding our digital business. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry through successful execution of our growth strategy.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales and by opening new stores. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable store sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a 1,200 store chain with a successful e-commerce business and competitive omni-channel capabilities. We are currently evaluating our long range strategic and financial plan and expect to share our long-term growth plan and financial targets in the fall of 2014.

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

Basis of presentation

We have determined the operating segments on the same basis that we use to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and e-commerce sales are recorded based on delivery of merchandise to the customer. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the customer redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

Comparable store sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable store sales unless the store was closed for a portion of the current or prior period. Beginning with the first quarter of 2013, comparable store sales include the Company’s e-commerce business. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

Measuring comparable store sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable store sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold, including substantially all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;

•	salon payroll and benefits;

•	customer loyalty program expense; and

•	shrink and inventory valuation reserves.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 were 52, 53 and 52 week years, respectively, and are hereafter referred to as fiscal 2013, fiscal 2012 and fiscal 2011.

As of February 1, 2014, we operated 675 stores across 46 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
(Dollars in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,670,573	$2,220,256	$1,776,151
Cost of sales	1,729,325	1,436,582	1,159,311

Gross profit	941,248	783,674	616,840
Selling, general and administrative expenses	596,390	488,880	410,658
Pre-opening expenses	17,270	14,816	9,987

Operating income	327,588	279,978	196,195
Interest (income) expense	(118)	185	587

Income before income taxes	327,706	279,793	195,608
Income tax expense	124,857	107,244	75,344

Net income	$202,849	$172,549	$120,264

Other operating data:
Number of stores end of period	675	550	449
Comparable store sales increase
Retail and salon comparable store sales	6.1%	8.8%	10.9%
E-commerce comparable store sales	76.6%	30.7%	37.8%

Total comparable store sales increase	7.9%	9.3%	11.5%

	Fiscal year ended
(Percentage of net sales)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.8%	64.7%	65.3%

Gross profit	35.2%	35.3%	34.7%
Selling, general and administrative expenses	22.3%	22.0%	23.1%
Pre-opening expenses	0.6%	0.7%	0.6%

Operating income	12.3%	12.6%	11.0%
Interest (income) expense	0.0%	0.0%	0.0%

Income before income taxes	12.3%	12.6%	11.0%
Income tax expense	4.7%	4.8%	4.2%

Net income	7.6%	7.8%	6.8%

Fiscal year 2013 versus fiscal year 2012

Net sales

Net sales increased $450.3 million, or 20.3%, to $2,670.6 million in fiscal 2013 compared to $2,220.3 million in fiscal 2012. Salon service sales increased $24.4 million, or 20.1% to $145.8 million compared to $121.4 million in fiscal 2012. E-commerce sales increased $40.7 million, or 73.9%, to $95.8 million compared to $55.1 million in fiscal 2012. The net sales increases are due to the opening of 125 net new stores in 2013 and a 7.9% increase in comparable store sales. Non-comparable stores, which include stores opened in fiscal 2013 as well as stores opened in fiscal 2012 which have not yet turned comparable, contributed $283.0 million of the net sales increase while comparable stores contributed $167.3 million of the total net sales increase. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

The 7.9% comparable store sales increase consisted of a 6.1% increase at the Company’s retail and salon stores and a 76.6% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for fiscal 2013 compared to 50 basis points for fiscal 2012. The total comparable store sales increase included a 6.9% increase in average ticket and a 1.0% increase in traffic. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $157.5 million, or 20.1%, to $941.2 million in fiscal 2013, compared to $783.7 million, in fiscal 2012. Gross profit as a percentage of net sales decreased 10 basis points to 35.2% in fiscal 2013 compared to 35.3% in fiscal 2012. The decrease in gross profit margin in fiscal 2013 was primarily driven by:

•	40 basis points deleverage in merchandise margins due mainly to changes in marketing and merchandising strategies; offset by

•	20 basis point leverage in supply chain due to operating efficiencies; and

•	10 basis points of leverage in fixed store costs attributed to the impact of higher sales levels in fiscal 2013.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $107.5 million, or 22.0%, to $596.4 million in fiscal 2013 compared to $488.9 million in fiscal 2012. As a percentage of net sales, SG&A expenses increased 30 basis points to 22.3% in fiscal 2013 compared to 22.0% in fiscal 2012. The 30 basis point deleverage in SG&A expense was primarily driven by the planned investments in supply chain, e-commerce and store labor to support rapid growth.

Pre-opening expenses

Pre-opening expenses increased $2.5 million, or 16.6%, to $17.3 million in fiscal 2013 compared to $14.8 million in fiscal 2012. During fiscal 2013, we opened 127 new stores, remodeled 7 stores and relocated 4 stores. During fiscal 2012, we opened 102 new stores and remodeled 21 stores and relocated 3 stores.

Interest income and expense

Interest income was $0.1 million in fiscal 2013 and interest expense was $0.2 million in fiscal 2012. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2013 or 2012.

Income tax expense

Income tax expense of $124.9 million in fiscal 2013 represents an effective tax rate of 38.1%, compared to fiscal 2012 tax expense of $107.2 million and an effective tax rate of 38.3%. The lower tax rate in fiscal 2013 is primarily due to a decrease in state taxes compared to fiscal 2012.

Net income

Net income increased $30.3 million, or 17.6%, to $202.8 million in fiscal 2013 compared to $172.5 million in fiscal 2012. The increase in net income was primarily due to an increase in gross profit of $157.5 million, which was offset by a $107.5 million increase in SG&A expenses and a $17.7 million increase in income tax expense.

Fiscal year 2012 versus fiscal year 2011

Net sales

Net sales increased $444.1 million, or 25.0%, to $2,220.3 million in fiscal 2012 compared to $1,776.2 million in fiscal 2011. Salon service sales increased $22.9 million, or 23.2% to $121.4 million compared to $98.5 million in fiscal 2011. The sales increases are due to the opening of 101 net new stores in 2012 and a 8.8% increase in comparable store sales which was primarily due to a 6.5% increase in store traffic. Non-comparable stores, which include stores opened in fiscal 2012 as well as stores opened in fiscal 2011 which have not yet turned comparable, contributed $291.0 million of the net sales increase while comparable stores contributed $153.1 million of the total net sales increase. We attribute the increase in comparable store sales to our successful marketing and merchandise strategies. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

Gross profit

Gross profit increased $166.9 million, or 27.0%, to $783.7 million in fiscal 2012, compared to $616.8 million, in fiscal 2011. Gross profit as a percentage of net sales increased 60 basis points to 35.3% in fiscal 2012 compared to 34.7% in fiscal 2011. The increase in gross profit margin in fiscal 2012 was primarily driven by:

•	50 basis points of leverage in fixed store costs attributed to the impact of higher sales levels in fiscal 2012; and

•	30 basis points improvement in merchandise margins driven by our marketing and merchandising strategies.

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

The following table presents a summary of our cash flows for fiscal years 2013, 2012 and 2011:

	Fiscal year ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net cash provided by operating activities	$327,725	$239,001	$220,887
Net cash used in investing activities	(226,024)	(188,578)	(128,636)
Net cash (used in) provided by financing activities	(2,700)	16,314	50,302

Net increase in cash and cash equivalents	$99,001	$66,737	$142,553

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $457.9 million at February 1, 2014, compared to $361.1 million at February 2, 2013, representing an increase of $96.8 million or 26.8%. Average inventory per store increased 3.3% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $82 million due to the addition of 125 net new stores opened since February 2, 2013;

•	approximately $10 million related to new brand additions and existing brand extensions primarily in the prestige color and skin category; and

•	approximately $5 million related to the addition of in-store prestige boutiques.

We had a current tax liability of $15.3 million at the end of fiscal 2013 compared to $10.1 million at the end of fiscal 2012. The increase in taxes payable is primarily due to an increase in taxable income.

Deferred rent liabilities were $261.6 million at February 1, 2014, an increase of $53.6 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 125 net new stores opened since February 2, 2013.

The $18.7 million cash flow benefit from income taxes is attributed to Federal income tax deductions due to accelerated depreciation on fixed assets and tax deductible stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores as well as investments in information technology systems. Investment activities for capital expenditures were $226.0 million in fiscal 2013, compared to $188.6 million and $128.6 million in fiscal 2012 and 2011, respectively. Capital expenditures increased in fiscal 2013 compared to fiscal 2012 due to the increase in our 2013 new store program. During fiscal 2013 we opened 127 new stores, remodeled 7 stores and relocated 4 stores, compared to 102 new stores, 21 remodels and 3 relocations during fiscal 2012 and 61 new stores, 17 remodels and 2 relocations during fiscal 2011. During fiscal 2013, the average investment required to open a new Ulta store was approximately $1.0 million, which includes capital investment net of landlord contributions, pre-opening expenses and initial inventory net of payables. The average investment required to remodel an Ulta store was approximately $1.2 million.

Capital expenditures for fiscal 2013, 2012 and 2011 and planned fiscal 2014 by major category are as follows:

	2014	Fiscal	Fiscal	Fiscal
(in millions)	Budget	2013	2012	2011
New, Remodeled, Relocated Stores	$117	$140	$124	$76
Merchandising	28	18	19	12
Information Systems	50	41	30	24
Supply Chain	45	10	5	9
Store Maintenance & Other	25	17	11	8

	$265	$226	$189	$129

Our future investments will depend primarily on the number of new, relocated and remodeled stores, supply chain investments and information technology systems that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $265 million for capital expenditures in fiscal 2014. We expect to spend less on new, remodeled and relocated stores with our plan to open approximately 100 new stores and remodel approximately 12 stores in fiscal 2014 compared to 127 new stores and 17 remodels in fiscal 2013. This decrease will be offset by expected increases in supply chain expenditures. We are embarking on a multi-year supply chain project beginning in 2014 which will include adding additional capacity, including a fourth distribution center expected to open in 2015, and system improvements to support expanded omni-channel capabilities.

Financing activities

Financing activities in fiscal 2013, 2012 and 2011 consist principally of capital stock transactions and the related income tax effects, a dividend payment and our stock repurchase program. Purchase of treasury shares in fiscal 2013, 2012 and 2011 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2013, 2012 and 2011. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

Stock Repurchase Plan

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During fiscal 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

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

On December 6, 2013, we entered into Amendment No. 2 to the Amended and restated Loan and Security Agreement (the Loan Amendment) with the lender group. The Loan Amendment extends the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.20%.

As of February 1, 2014 and February 2, 2013, we had no borrowings outstanding under its credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of February 1, 2014.

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

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 1, 2014:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations(1)	$1,407,664	$184,771	$370,162	$320,278	$532,453

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2013 were $36.5 million.

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

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2013, 2012 and 2011.

Vendor allowances

We deem a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of income. We record cash consideration expected to be received from vendors in net receivables at the amount we expect to collect.

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

We estimate the grant date fair value of stock options using a Black-Scholes valuation model. During fiscal 2013 we made changes to update the valuation assumptions to Company specific information. These changes had no material impact on the calculation. For fiscal 2013 the expected volatility was based on the historical volatility of the ULTA Common Shares. The risk free interest rate was based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. For fiscal 2013, the expected life of options granted was derived from historical data on Ulta stock option exercises. Prior to 2013, we had limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, we elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments and the expected volatility was based on the historical volatility of a peer group of publicly-traded companies. Beginning in fiscal 2013, we introduced a forfeiture rate. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized.

See notes to consolidated financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense and related valuation model assumptions. See Note 9 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2013, 2012 or 2011.

Item 8.    Consolidated Financial Statements and Supplementary Data

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

Based on management’s evaluation as of February 1, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 1, 2014, based on the criteria established in “Internal Control – Integrated Framework” (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 1, 2014. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of February 1, 2014 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 1, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 1, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 1, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 1, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended February 1, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated April 2, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

April 2, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended February 1, 2014 and our report dated April 2, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

April 2, 2014

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	February 1,	February 2,
(In thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$419,476	$320,475
Receivables, net	47,049	41,515
Merchandise inventories, net	457,933	361,125
Prepaid expenses and other current assets	55,993	50,452
Deferred income taxes	22,246	15,757

Total current assets	1,002,697	789,324
Property and equipment, net	595,736	483,059
Deferred compensation plan assets	4,294	2,866

Total assets	$1,602,727	$1,275,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$148,282	$118,886
Accrued liabilities	103,180	92,127
Accrued income taxes	15,349	10,054

Total current liabilities	266,811	221,067
Deferred rent	261,630	208,003
Deferred income taxes	66,718	56,361
Other long-term liabilities	4,474	2,876

Total liabilities	599,633	488,307
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,793 and 64,565 shares issued; 64,231 and 64,009 shares outstanding; at February 1, 2014, and February 2, 2013, respectively	647	645
Treasury stock-common, at cost	(8,125)	(7,494)
Additional paid-in capital	548,194	496,930
Retained earnings	462,378	296,861

Total stockholders’ equity	1,003,094	786,942

Total liabilities and stockholders’ equity	$1,602,727	$1,275,249

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

	Fiscal year ended
(In thousands, except per share data)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,670,573	$2,220,256	$1,776,151
Cost of sales	1,729,325	1,436,582	1,159,311

Gross profit	941,248	783,674	616,840
Selling, general and administrative expenses	596,390	488,880	410,658
Pre-opening expenses	17,270	14,816	9,987

Operating income	327,588	279,978	196,195
Interest (income) expense	(118)	185	587

Income before income taxes	327,706	279,793	195,608
Income tax expense	124,857	107,244	75,344

Net income	$202,849	$172,549	$120,264

Net income per common share:
Basic	$3.17	$2.73	$1.96
Diluted	$3.15	$2.68	$1.90
Weighted average common shares outstanding:
Basic	63,992	63,250	61,259
Diluted	64,461	64,396	63,334
Dividends declared per common share	$—	$1.00	$—

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 1,	February 2,	January 28,
(In thousands)	2014	2013	2012
Operating activities
Net income	$202,849	$172,549	$120,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,283	88,233	75,931
Deferred income taxes	3,868	8,673	10,827
Non-cash stock compensation charges	16,003	13,375	11,605
Excess tax benefits from stock-based compensation	(13,378)	(47,345)	(25,899)
Loss on disposal of property and equipment	3,902	1,074	1,324
Change in operating assets and liabilities:
Receivables	(5,534)	(15,362)	(3,861)
Merchandise inventories	(96,808)	(116,478)	(26,131)
Prepaid expenses and other current assets	(5,541)	(9,888)	(10,640)
Income taxes	18,673	53,397	40,585
Accounts payable	29,396	32,444	(651)
Accrued liabilities	14,215	13,789	(1,358)
Deferred rent	53,627	44,540	28,891
Other assets and liabilities	170	—	—

Net cash provided by operating activities	327,725	239,001	220,887
Investing activities
Purchases of property and equipment	(226,024)	(188,578)	(128,636)

Net cash used in investing activities	(226,024)	(188,578)	(128,636)
Financing activities
Repurchase of common shares	(37,337)	—	—
Dividends paid	—	(62,482)	—
Excess tax benefits from stock-based compensation	13,378	47,345	25,899
Stock options exercised	21,890	31,530	27,639
Purchase of treasury shares	(631)	(79)	(3,236)

Net cash (used in) provided by financing activities	(2,700)	16,314	50,302

Net increase in cash and cash equivalents	99,001	66,737	142,553
Cash and cash equivalents at beginning of year	320,475	253,738	111,185

Cash and cash equivalents at end of year	$419,476	$320,475	$253,738

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$101,598	$45,354	$24,162
Noncash investing and financing activities:
Change in property and equipment included in accrued liabilities	$(3,161)	$6,803	$(495)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — January 29, 2011	60,707	$606	(505)	$(4,179)	$339,576	$66,530	$402,533
Stock options exercised	2,057	21	—	—	27,618	—	27,639
Purchase of treasury shares	—	—	(50)	(3,236)	—	—	(3,236)
Net income	—	—	—	—	—	120,264	120,264
Excess tax benefits from stock-based compensation	—	—	—	—	25,899	—	25,899
Stock compensation charge	—	—	—	—	11,605	—	11,605

Balance — January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704

Stock options exercised and other awards	1,801	18	—	—	31,512	—	31,530
Purchase of treasury shares	—	—	(1)	(79)	—	—	(79)
Net income	—	—	—	—	—	172,549	172,549
Excess tax benefits from stock-based compensation	—	—	—	—	47,345	—	47,345
Stock compensation charge	—	—	—	—	13,375	—	13,375
Dividends paid	—	—	—	—	—	(62,482)	(62,482)

Balance — February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942

Stock options exercised and other awards	729	7	—	—	21,883	—	21,890
Purchase of treasury shares	—	—	(6)	(631)	—	—	(631)
Net income	—	—	—	—	—	202,849	202,849
Excess tax benefits from stock-based compensation	—	—	—	—	13,378	—	13,378
Stock compensation charge	—	—	—	—	16,003	—	16,003
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance — February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 1, 2014, the Company operated 675 stores in 46 states. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

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

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2014 (fiscal 2013), February 2, 2013 (fiscal 2012) and January 28, 2012 (fiscal 2011) were 52, 53 and 52 week years, respectively.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents include amounts due from third-party credit card receivables because such amounts generally convert to cash within one to three days with little or no default risk.

Receivables

Receivables consist principally of amounts receivable from vendors and landlord construction allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products and real estate developers and landlords. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The receivable for vendor allowances was $30,591 and $28,236 as of February 1, 2014 and February 2, 2013, respectively and the receivable for landlord allowances was $14,128 and $11,595 as of February 1, 2014 and February 2, 2013, respectively. The allowance for doubtful receivables totaled $915 and $973 as of February 1, 2014 and February 2, 2013, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of February 1, 2014 and February 2, 2013.

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

Customer loyalty program

During fiscal 2013, the Company operated two loyalty programs, ULTAmate Rewards and The Club at Ulta. The Club at Ulta is a certificate program offering customers reward certificates for free beauty products based on their level of purchases. Customers earn reward certificates to redeem during specific promotional periods throughout the year. In early fiscal 2014 we converted the remaining The Club at Ulta loyalty customers to ULTAmate Rewards, a points-based program. ULTAmate Rewards enables customers to earn points based on their purchases. Points earned are valid for one year and may be redeemed on any product we sell. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to both of the loyalty programs at February 1, 2014 and February 2, 2013 was $7,740 and $7,084 respectively. The cost of these programs, which was $27,588, $22,044 and $17,200 in fiscal 2013, 2012 and 2011, respectively, is included in cost of sales in the statements of income.

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

Revenue recognition

Net sales include merchandise sales and salon service revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $145,815, $121,357 and $98,479 for fiscal 2013, 2012 and 2011, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded based on delivery of merchandise to the customer. E-commerce revenue amounted to $95,809, $55,086 and $41,333 for fiscal 2013, 2012 and 2011, respectively.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $16,439 and $13,364 at February 1, 2014 and February 2, 2013, respectively, and is included in accrued liabilities – accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $140,774, $118,365 and $99,446 for fiscal 2013, 2012 and 2011, respectively. Advertising expense as a percentage of sales was 5.3%, 5.3% and 5.6% for fiscal 2013, 2012 and 2011, respectively Prepaid advertising costs included in prepaid expenses and other current assets were $6,891 and $6,251 as of February 1, 2014 and February 2, 2013, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled or relocated store are charged against earnings as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold including a majority of vendor allowances, which are treated as a reduction of merchandise costs; warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; customer loyalty program expense; and shrink and inventory valuation reserves.

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

Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $16,003, $13,375 and $11,605 for fiscal 2013, 2012 and 2011, respectively (see Note 9, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles and stop loss coverage. Current stop loss coverage per claim is $150 for employee health claims, $100 for general liability claims and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method (see Note 10, “Net income per common share”).

3.    Property and equipment

Property and equipment consist of the following:

(In thousands)	February 1, 2014	February 2, 2013
Equipment and fixtures	$390,650	$323,069
Leasehold improvements	376,796	307,624
Electronic equipment and software	218,979	169,997
Construction-in-progress	36,231	37,700

	1,022,656	838,390
Less accumulated depreciation and amortization	(426,920)	(355,331)

Property and equipment, net	$595,736	$483,059

The Company had no capitalized interest for fiscal 2013 and 2012 as a result of not utilizing the credit facility during the year.

4.    Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2013, 2012 and 2011. Total rent expense under operating leases was $138,086, $115,755 and $94,175 for fiscal 2013, 2012 and 2011, respectively. Future minimum lease payments under operating leases as of February 1, 2014, are as follows:

Fiscal year	Operating Leases (In thousands)
2014	$184,771
2015	188,655
2016	181,507
2017	168,732
2018	151,546
2019 and thereafter	532,453

Total minimum lease payments	$1,407,664

Included in the operating lease schedule above is $164,771 of minimum lease payments for stores that are expected to open in fiscal 2014.

General litigation — On March 2, 2012, a putative employment class action lawsuit was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class and the Company opposed the plaintiff’s request and is waiting for the court to issue a decision. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of the California labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

5.    Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	February 1, 2014	February 2, 2013
Accrued vendor liabilities (including accrued property and equipment costs)	$15,631	$17,254
Accrued customer liabilities	25,507	21,638
Accrued payroll, bonus and employee benefits	33,642	30,418
Accrued taxes, other	12,788	9,991
Other accrued liabilities	15,612	12,826

Accrued liabilities	$103,180	$92,127

6.    Income taxes

The provision for income taxes consists of the following:

(In thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current:
Federal	$105,731	$83,606	$53,495
State	15,310	14,832	11,022

Total current	121,041	98,438	64,517
Deferred:
Federal	3,891	8,950	10,796
State	(75)	(144)	31

Total deferred	3,816	8,806	10,827

Provision for income taxes	$124,857	$107,244	$75,344

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	3.0%	3.4%	3.7%
Other	0.1%	(0.1%)	(0.2%)

Effective tax rate	38.1%	38.3%	38.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	February 1, 2014	February 2, 2013
Deferred tax assets:
Reserves not currently deductible	$24,721	$18,160
Employee benefits	6,290	5,029
Net operating loss & credit carryforwards	402	208
Accrued liabilities	3,927	3,854
Inventory valuation	1,708	1,280

Total deferred tax assets	37,048	28,531
Deferred tax liabilities:
Property and equipment	44,288	39,357
Deferred rent obligation	28,529	21,638
Prepaid expenses	8,703	8,140

Total deferred tax liabilities	81,520	69,135

Net deferred tax liability	$(44,472)	$(40,604)

At February 1, 2014, the Company had $402 credit carryforwards for state income tax purposes.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $795 at February 1, 2014. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. The increase in the liability for income taxes associated with uncertain tax positions relates to a current year position. There was no reserve for uncertain tax positions at February 2, 2013. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

(In thousands)	February 1, 2014	February 2, 2013
Balance at beginning of the period	$—	$—
Increase due to a current year position	795	—
Decrease due to a prior period position	—	—

Balance at the end of the period	$795	$—

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2013, 2012 and 2011.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for the years before 2011 and, this applies to examinations by the State authorities before 2009.

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

On December 6, 2013, the Company entered into Amendment No. 2 to the Amended and restated Loan and Security Agreement (the Loan Amendment) with the lender group. The Loan Amendment extends the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.20%.

As of February 1, 2014 and February 2, 2013, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

8.    Fair value measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

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

As of February 1, 2014, the Company held financial liabilities of $3,678 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

2011 Incentive Award Plan

In June 2011, the Company adopted the 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock and cash-based awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of February 1, 2014, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 4,691 shares of the Company’s common stock.

The Company recorded stock compensation expense of $16,003, $13,375 and $11,605 for fiscal 2013, 2012 and 2011, respectively. Cash received from option exercises under all share-based payment arrangements for fiscal 2013, 2012 and 2011 was $21,890, $31,530 and $27,639, respectively. The total income tax benefit recognized in the income statement for equity compensation arrangements was $4,812, $5,364 and $3,545 for fiscal 2013, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $18,169, $51,886 and $29,439, respectively, for fiscal 2013, 2012 and 2011.

Employee stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Volatility rate	49.2%	53.5%	54.0%
Average risk-free interest rate	0.9%	1.2%	1.5%
Average expected life (in years)	4.4	6.3	6.3
Dividend yield	None	None	None

During fiscal 2013 the Company made changes to update the valuation assumptions to Company specific information. These changes are reflected in the table above and had no material impact on the calculation. For fiscal 2013 the expected volatility was based on the historical volatility of the ULTA Common Shares. The risk free interest rate was based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. For fiscal 2013, the expected life of options granted was derived from historical data on ULTA stock option exercises. Prior to 2013, we had limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, the Company elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments and the expected volatility was based on the historical volatility of a peer group of publicly-traded companies. Beginning in fiscal 2013, the Company introduced a forfeiture rate. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized. The Company does not currently pay a regular dividend. The dividend paid in May 2012 was a one-time special cash dividend.

The Company granted 302 stock options during fiscal 2013. The compensation cost that has been charged against income for stock option grants was $10,214, $11,967, and $9,731 for fiscal 2013, 2012, and 2011, respectively. The weighted-average grant date fair value of options granted in fiscal 2013, 2012 and 2011 was $34.31, $46.29 and $34.81, respectively. The total fair value of stock options issued that vested during fiscal 2013, 2012 and 2011 was $10,544, $12,089 and $10,451, respectively. At February 1, 2014, there was approximately $18,074 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years. The total intrinsic value of options exercised was $49,404, $138,291 and $86,030 in fiscal 2013, 2012 and 2011, respectively.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Common Stock Options Outstanding
Beginning of year	1,807	$41.60	3,559	$26.46	5,036	$16.55
Granted	302	84.50	241	89.99	621	66.58
Exercised	(705)	31.07	(1,795)	17.57	(1,936)	14.28
Forfeited	(314)	53.15	(198)	46.28	(162)	17.75

End of year	1,090	$56.94	1,807	$41.60	3,559	$26.46

Exercisable at end of year	363	$34.37	563	$24.85	1,437	$14.27

Vested and Expected to vest	1,046	$56.47	1,807	$41.60	3,559	$26.46

The following table presents information related to options outstanding and options exercisable at February 1, 2014, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
Options outstanding	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$1.11 - 3.33	5	1	$1.54	5	1	$1.54
6.29 - 9.18	19	5	6.46	19	5	6.46
9.67 - 15.81	146	5	13.30	146	5	13.30
22.86 - 37.85	251	6	28.02	89	7	29.16
47.19 - 69.96	292	8	66.80	74	8	68.28
74.91 - 126.93	377	9	88.69	30	8	91.07

End of year	1,090	7	$56.94	363	6	$34.37

The aggregate intrinsic value of outstanding and exercisable options as of February 1, 2014 was $33,864 and $18,809, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on February 1, 2014 was $85.71 per share.

Restricted stock awards

The Company issues restricted stock to certain employees and its Board of Directors. Employee grants will generally cliff vest after 3 years and director grants will cliff vest within one year. The compensation expense recorded in fiscal 2013, 2012 and 2011 was $5,789, $1,408 and $1,874, respectively. Beginning in fiscal 2013, the Company introduced a forfeiture rate. Forfeitures of restricted stock awards are estimated at the grant date based on historical rates of the Company’s restricted stock award activity and reduce the compensation expense recognized. At February 1, 2014, unrecognized compensation cost related to restricted stock awards was $9,100. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s restricted stock activity is presented in the following table (shares in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Restricted Stock Outstanding
Beginning of year	62	$81.81	22	$55.72	128	$24.29
Granted	141	86.07	65	90.18	15	63.38
Vested	(25)	81.41	(5)	66.88	(71)	23.62
Forfeited	(16)	75.39	(20)	75.30	(50)	23.52

End of year	162	$87.54	62	$81.81	22	$55.72

Expected to vest	152	87.54	62	$81.81	22	$55.72

10.     Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
(In thousands, except per share data)	February 1, 2014	February 2, 2013	January 28, 2012
Numerator for diluted net income per share — net income	$202,849	$172,549	$120,264
Denominator for basic net income per share — weighted-average common shares	63,992	63,250	61,259
Dilutive effect of stock options and non-vested stock	469	1,146	2,075

Denominator for diluted net income per share	64,461	64,396	63,334
Net income per common share:
Basic	$3.17	$2.73	$1.96
Diluted	$3.15	$2.68	$1.90

The denominator for diluted net income per common share for fiscal years 2013, 2012 and 2011 exclude 658, 533 and 621 employee options, respectively, due to their anti-dilutive effects.

11.     Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2013, 2012 and 2011, the Company match was 100% of the first 3.0%, 3.0% and 2.5%, respectively, of eligible compensation. For fiscal years 2013, 2012 and 2011, the Company match was $3,532, $3,040 and $2,146, respectively.

On January 1, 2009, the Company established a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities was $3,678 and 2,876 as of February 1, 2014 and February 2, 2013, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $4,294 and $2,866 as of February 1, 2014 and

February 2, 2013, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2013 and 2012.

12.     Valuation and qualifying accounts

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
	(In thousands)
Fiscal 2013
Allowance for doubtful accounts	$973		$300	$(358	)(a)	$915
Shrink reserve	4,020		16,298	(10,960)		9,358
Inventory — lower of cost or market reserve	2,364		4,522	(2,025)		4,861
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,400	)(b)	7,060	(6,477)		(1,817)
Employee Health Care Accrued Liability	2,232		34,422	(34,048)		2,606
Fiscal 2012
Allowance for doubtful accounts	$556		$419	$(2	)(a)	$973
Shrink reserve	2,445		8,077	(6,502)		4,020
Inventory — lower of cost or market reserve	2,070		1,099	(805)		2,364
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,084	)(b)	4,864	(5,180)		(2,400)
Employee Health Care Accrued Liability	1,929		26,584	(26,281)		2,232
Fiscal 2011
Allowance for doubtful accounts	$257		$607	$(308	)(a)	$556
Shrink reserve	2,300		5,535	(5,390)		2,445
Inventory — lower of cost or market reserve	3,316		870	(2,116)		2,070
Insurance:
Workers Comp / General Liability Prepaid Asset	(970	)(b)	4,495	(5,609)		(2,084)
Employee Health Care Accrued Liability	1,608		21,036	(20,715)		1,929

(a)	Represents write-off of uncollectible accounts.

(b)	Represents prepaid insurance

13.    Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2013 and fiscal 2012. The Company uses a 13 week (14 week in fourth quarter fiscal 2012) fiscal quarter ending on the last Saturday of the quarter.

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$582,712	$600,998	$618,781	$868,082	$474,098	$481,683	$505,640	$758,835
Cost of sales	378,763	388,921	387,120	574,521	303,186	314,058	320,147	499,191

Gross profit	203,949	212,077	231,661	293,561	170,912	167,625	185,493	259,644
Selling, general and administrative expenses	133,048	134,400	151,306	177,636	110,943	106,040	117,934	153,963
Pre-opening expenses	3,206	4,809	7,468	1,787	2,523	4,126	6,252	1,915

Operating income	67,695	72,868	72,887	114,138	57,446	57,459	61,307	103,766
Interest (income) expense	(24)	(18)	(7)	(69)	21	104	39	21

Income before income taxes	67,719	72,886	72,894	114,207	57,425	57,355	61,268	103,745
Income tax expense	25,893	27,975	27,464	43,525	22,557	22,357	23,117	39,213

Net income	$41,826	$44,911	$45,430	$70,682	$34,868	$34,998	$38,151	$64,532

Net income per common share:
Basic	$0.66	0.70	0.71	$1.10	$0.56	0.55	0.60	$1.01
Diluted	$0.65	0.70	0.70	$1.09	$0.54	0.54	0.59	$1.00

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

14.    Stock repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During fiscal 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58.

Exhibits

				Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1		333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007

10.1	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7		333-144405	8/17/2007

10.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	(a)	333-144405	8/17/2007

10.2	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9		333-144405	8/17/2007

10.3	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10		333-144405	9/27/2007

10.4	Ulta Salon, Cosmetics & Fragrance, Inc. 2011 Incentive Award Plan		DEF 14-A	Appendix A		001-33764	5/5/2011

10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17		001-33764	4/2/2009

10.6	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon		8-K	10.1		001-33764	12/9/2013

10.7	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1		001-33764	10/25/2011

				Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.8	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of September 5, 2012, by and among Ulta Salon, Cosmetics and Fragrance Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		10-Q	10.1	001-33764	9/6/2012

10.9	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 6, 2013, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1	001-33764	12/9/2013

10.10	Form of Retention and Severance Agreement		8-K	10.1	001-33764	3/13/2013

14.1	Code of Business Conduct		10-K	14.1	001-33764	4/3/2013

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 2, 2014.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon Mary N. Dillon	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2014

/s/ Scott M. Settersten Scott M. Settersten	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	April 2, 2014

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	April 2, 2014

/s/ Dennis K. Eck Dennis K. Eck	Director	April 2, 2014

/s/ Catherine Halligan Catherine Halligan	Director	April 2, 2014

/s/ Charles Heilbronn Charles Heilbronn	Director	April 2, 2014

/s/ Michael R. MacDonald Michael R. MacDonald	Director	April 2, 2014

/s/ Lorna E. Nagler Lorna E. Nagler	Director	April 2, 2014

/s/ Charles J. Philippin Charles J. Philippin	Director	April 2, 2014

/s/ Kenneth T. Stevens Kenneth T. Stevens	Chairman of the Board of Directors	April 2, 2014