Form 10-Q
period 2014-05-03
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2014-06-10
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 2, 2014 was 64,324,524 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	May 3, 2014	February 1, 2014	May 4, 2013
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$456,709	$419,476	$293,214
Receivables, net	26,722	47,049	29,925
Merchandise inventories, net	531,427	457,933	442,085
Prepaid expenses and other current assets	53,391	55,993	48,106
Deferred income taxes	22,241	22,246	15,285

Total current assets	1,090,490	1,002,697	828,615

Property and equipment, net	603,933	595,736	499,395
Deferred compensation plan assets	4,802	4,294	3,567

Total assets	$1,699,225	$1,602,727	$1,331,577

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$184,148	$148,282	$148,488
Accrued liabilities	90,343	103,180	78,847
Accrued income taxes	27,928	15,349	20,732

Total current liabilities	302,419	266,811	248,067

Deferred rent	264,679	261,630	220,003
Deferred income taxes	67,019	66,718	55,988
Other long-term liabilities	5,352	4,474	3,795

Total liabilities	639,469	599,633	527,853

Commitments and contingencies (note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	May 3, 2014	February 1, 2014	May 4, 2013
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,899, 64,793 and 64,313 shares issued; 64,324, 64,231 and 63,758 shares outstanding; at May 3, 2014 (unaudited), February 1, 2014 and May 4, 2013 (unaudited), respectively	$649	$647	$643
Treasury stock-common, at cost	(9,378)	(8,125)	(7,566)
Additional paid-in capital	556,154	548,194	509,292
Retained earnings	512,331	462,378	301,355

Total stockholders’ equity	1,059,756	1,003,094	803,724

Total liabilities and stockholders’ equity	$1,699,225	$1,602,727	$1,331,577

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended
(In thousands, except per share data)	May 3, 2014	May 4, 2013
Net sales	$713,770	$582,712
Cost of sales	467,817	378,763

Gross profit	245,953	203,949

Selling, general and administrative expenses	162,443	133,048
Pre-opening expenses	2,629	3,206

Operating income	80,881	67,695
Interest income	(200)	(24)

Income before income taxes	81,081	67,719
Income tax expense	31,128	25,893

Net income	$49,953	$41,826

Net income per common share:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65

Weighted average common shares outstanding:
Basic	64,273	63,842
Diluted	64,607	64,495

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Operating activities
Net income	$49,953	$41,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,473	24,779
Deferred income taxes	306	99
Non-cash stock compensation charges	4,063	3,048
Excess tax benefits from stock-based compensation	(901)	(3,901)
Loss on disposal of property and equipment	874	1,577
Change in operating assets and liabilities:
Receivables	20,327	11,590
Merchandise inventories	(73,494)	(80,960)
Prepaid expenses and other current assets	2,602	2,346
Income taxes	13,480	14,579
Accounts payable	35,866	29,602
Accrued liabilities	(13,275)	(13,968)
Deferred rent	3,049	12,000
Other assets and liabilities	370	218

Net cash provided by operating activities	73,693	42,835

Investing activities
Purchases of property and equipment	(39,106)	(42,004)

Net cash used in investing activities	(39,106)	(42,004)

Financing activities
Repurchase of common shares	—	(37,337)
Excess tax benefits from stock-based compensation	901	3,901
Stock options exercised	2,998	5,416
Purchase of treasury shares	(1,253)	(72)

Net cash provided by (used in) financing activities	2,646	(28,092)

Net increase (decrease) in cash and cash equivalents	37,233	(27,261)
Cash and cash equivalents at beginning of period	419,476	320,475

Cash and cash equivalents at end of period	$456,709	$293,214

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$17,160	$10,996
Noncash investing activities:
Change in property and equipment included in accrued liabilities	$436	$688

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Treasury - Common Stock		Additional		Total
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance – February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094
Stock options exercised and other awards	106	2	—	—	2,996	—	2,998
Purchase of treasury shares	—	—	(13)	(1,253)	—	—	(1,253)
Net income for the 13 weeks ended May 3, 2014	—	—	—	—	—	49,953	49,953
Excess tax benefits from stock-based compensation	—	—	—	—	901	—	901
Stock compensation charge	—	—	—	—	4,063	—	4,063

Balance – May 3, 2014	64,899	$649	(575)	$(9,378)	$556,154	$512,331	$1,059,756

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 3, 2014, the Company operated 696 stores in 46 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores
Alabama	11
Arizona	23
Arkansas	6
California	76
Colorado	13
Connecticut	7
Delaware	1
Florida	49
Georgia	25
Idaho	4
Illinois	44
Indiana	14
Iowa	6
Kansas	5
Kentucky	8
Louisiana	12
Maine	3
Maryland	12
Massachusetts	10
Michigan	34
Minnesota	11
Mississippi	5
Missouri	15

State	Number of stores
Montana	4
Nebraska	3
Nevada	7
New Hampshire	4
New Jersey	16
New Mexico	2
New York	22
North Carolina	22
North Dakota	1
Ohio	26
Oklahoma	8
Oregon	9
Pennsylvania	25
Rhode Island	2
South Carolina	12
South Dakota	2
Tennessee	10
Texas	72
Utah	8
Virginia	20
Washington	13
West Virginia	2
Wisconsin	12

Total	696

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 3, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2014 and 2013 ended on May 3, 2014 and May 4, 2013, respectively.

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

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Volatility rate	41.1%	54.3%
Average risk-free interest rate	1.4%	1.0%
Average expected life (in years)	3.8	6.0
Dividend yield	None	None

The Company granted 287 and 207 stock options during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. The compensation cost that has been charged against operating income for stock option grants was $2,133 and $2,315 for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. The weighted-average grant date fair value of these options was $32.04 and $38.29, respectively. At May 3, 2014, there was approximately $23,157 of unrecognized compensation expense related to unvested stock options.

The Company issued 46 and 89 restricted stock awards during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. The compensation cost that has been charged against operating income for restricted stock awards was $1,930 and $733 for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. At May 3, 2014, there was approximately $10,957 of unrecognized compensation expense related to restricted stock awards.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 weeks ended May 3, 2014 and May 4, 2013. Total rent expense under operating leases was $38,538 and $32,010 for 13 weeks ended May 3, 2014 and May 4, 2013, respectively.

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

On September 5, 2012, the Company entered into Amendment No. 1 to Amended and Restated Loan and Security Agreement (the First Amendment) with the lender group. The First Amendment updated certain administrative terms and conditions and provides the Company greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

On December 6, 2013, the Company entered into Amendment No. 2 to the Amended and Restated Loan and Security Agreement (the Second Amendment) with the lender group. The Second Amendment extended the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.20%.

As of May 3, 2014, February 1, 2014 and May 4, 2013, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of May 3, 2014, the Company held financial liabilities of $4,376 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Net income	$49,953	$41,826

Denominator for basic net income per share – weighted-average common shares	64,273	63,842
Dilutive effect of stock options and non-vested stock	334	653

Denominator for diluted net income per share	64,607	64,495

Net income per common share:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65

The denominators for diluted net income per common share for the 13 weeks ended May 3, 2014 and May 4, 2013 exclude 665 and 562 employee stock options, respectively, due to their anti-dilutive effects.

7.	Stock repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the 13 weeks ended May 4, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58. There were no repurchases during the 13 weeks ended May 3, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully develop and implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2014. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “the Company,” “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of more than 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of May 3, 2014, we operated 696 stores across 46 states.

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

Current business trends

We recorded an 8.7% comparable store sales increase during the first quarter of fiscal 2014. This included the impact of our e-commerce business which grew 72.3% and contributed 190 basis points of the 8.7% increase. We recorded a 6.7% comparable store sales increase during the first quarter of fiscal 2013. This included the impact of our e-commerce business which grew 69.7% and contributed 140 basis points of the 6.7% increase. We are currently evaluating our long-range strategic and financial plan and expect to share our long-term growth plan and financial targets in the fall of 2014.

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

Interest expense includes unused facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2014 and 2013 ended on May 3, 2014 and May 4, 2013, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
(Dollars in thousands)	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Net sales	$713,770	$582,712	$100.0%	100.0%
Cost of sales	467,817	378,763	65.5%	65.0%

Gross profit	245,953	203,949	34.5%	35.0%

Selling, general and administrative expenses	162,443	133,048	22.8%	22.8%
Pre-opening expenses	2,629	3,206	0.4%	0.6%

Operating income	80,881	67,695	11.3%	11.6%
Interest income	(200)	(24)	0.0%	0.0%

Income before income taxes	81,081	67,719	11.4%	11.6%
Income tax expense	31,128	25,893	4.4%	4.4%

Net income	$49,953	$41,826	$7.0%	7.2%

Other operating data:
Number of stores end of period	696	576
Comparable store sales:
Retail and salon comparable store sales	6.8%	5.3%
E-commerce comparable store sales	72.3%	69.7%

Total comparable store sales increase	8.7%	6.7%

Comparison of 13 weeks ended May 3, 2014 to 13 weeks ended May 4, 2013

Net sales

Net sales increased $131.1 million, or 22.5%, to $713.8 million for the 13 weeks ended May 3, 2014, compared to $582.7 million for the 13 weeks ended May 4, 2013. Salon service sales increased $7.3 million, or 20.4%, to $42.6 million compared to $35.3 million in first quarter 2013. E-commerce sales increased $12.3 million, or 72.3%, to $29.4 million compared to $17.0 million in first quarter 2013. The net sales increases are due to comparable stores driving an increase of $49.9 million and non-comparable store increases of $81.2 million compared to the first quarter 2013.

The 8.7% comparable store sales increase consisted of a 6.8% increase at the Company’s retail and salon stores and a 72.3% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 190 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended May 3, 2014 compared to 140 basis points for the 13 weeks ended May 4, 2013. The total comparable store sales increase included a 2.5% increase in traffic and a 6.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $42.0 million, or 20.6%, to $246.0 million for the 13 weeks ended May 3, 2014, compared to $203.9 million for the 13 weeks ended May 4, 2013. Gross profit as a percentage of net sales decreased 50 basis points to 34.5% for the 13 weeks ended May 3, 2014, compared to 35.0% for the 13 weeks ended May 4, 2013. The decrease in gross profit margin was primarily driven by:

•	40 basis points deleverage in merchandise margins driven primarily by product and channel mix shifts and converting the remaining 50% of our loyalty program members to the ULTAmate Rewards loyalty program; and

•	10 basis points deleverage in fixed store costs due to the large number of new stores.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $29.4 million, or 22.1%, to $162.4 million for the 13 weeks ended May 3, 2014, compared to $133.0 million for the 13 weeks ended May 4, 2013. SG&A expenses as a percentage of net sales was 22.8% for the 13 weeks ended May 3, 2014 and May 4, 2013. The changes in SG&A were primarily due to planned investments in marketing, supply chain, e-commerce, and store labor to support growth in the prestige cosmetics and skincare categories.

Pre-opening expenses

Pre-opening expenses decreased $0.6 million to $2.6 million for the 13 weeks ended May 3, 2014, compared to $3.2 million for the 13 weeks ended May 4, 2013. During the 13 weeks ended May 3, 2014, we opened 21 new stores compared to 28 new store openings during the 13 weeks ended May 4, 2013.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended May 3, 2014 and May 4, 2013. Interest income results from highly liquid investments with maturities of three months or less from the date of purchase. Interest expense for the period represents various unused facility fees related to the credit facility. We did not access our credit facility during the first quarter fiscal 2014 or 2013.

Income tax expense

Income tax expense of $31.1 million for the 13 weeks ended May 3, 2014 represents an effective tax rate of 38.4%, compared to $25.9 million of tax expense representing an effective tax rate of 38.2% for the 13 weeks ended May 4, 2013. The higher tax rate is primarily due to a decrease in federal Work Opportunity Tax Credits, as a result of these credits expiring as of January 31, 2013, and an increase in officer’s compensation relating to Section 162(m).

Net income

Net income increased $8.1 million, or 19.4%, to $50.0 million for the 13 weeks ended May 3, 2014, compared to $41.8 million for the 13 weeks ended May 4, 2013. The increase is primarily related to the $42.0 million increase in gross profit, offset by a $29.4 million increase in SG&A expenses and a $5.2 million increase in income tax expense.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$73,693	$42,835
Net cash used in investing activities	(39,106)	(42,004)
Net cash provided by (used in) financing activities	2,646	(28,092)

Net increase (decrease) in cash and cash equivalents	$37,233	$(27,261)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $531.4 million at May 3, 2014, compared to $442.1 million at May 4, 2013, representing an increase of $89.3 million. Average inventory per store declined 50 basis points compared to prior year. The increase in inventory is primarily due to the addition of 120 net new stores opened since May 4, 2013.

We had a current tax liability of $27.9 at May 3, 2014, compared to $20.7 million at May 4, 2013. The increase in taxes payable is primarily due to an increase in taxable income.

Deferred rent liabilities were $264.7 million at May 3, 2014, an increase of $44.7 million compared to $220.0 million at May 4, 2013. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 120 net new stores opened since May 4, 2013.

The $13.5 million cash flow benefit from income taxes is due to timing of estimated payments and tax deductible stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments and investments in information technology systems. Investment activities related to capital expenditures were $39.1 million during the 13 weeks ended May 3, 2014, compared to $42.0 million during the 13 weeks ended May 4, 2013. The decrease in capital expenditures year over year is primarily due to the decreased number of new store openings during the 13 weeks ended May 3, 2014, compared to the 13 weeks ended May 4, 2013.

Financing activities

Financing activities in fiscal 2014 and 2013 consist principally of capital stock transactions and the related income tax effects, and our stock repurchase program. Purchase of treasury shares in fiscal 2014 and 2013 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of May 3, 2014, February 1, 2014 and May 4, 2013. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

Stock repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the 13 weeks ended May 4, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58. There were no repurchases during the 13 weeks ended May 3, 2014.

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

On September 5, 2012, we entered into Amendment No. 1 to Amended and Restated Loan and Security Agreement (the First Amendment) with the lender group. The First Amendment updated certain administrative terms and conditions and provides us greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

On December 6, 2013, we entered into Amendment No. 2 to the Amended and Restated Loan and Security Agreement (the Second Amendment) with the lender group. The Second Amendment extended the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or Libor plus 1.50% and the unused line fee is 0.20%.

As of May 3, 2014, February 1, 2014 and May 4, 2013, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of May 3, 2014.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 3, 2014.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 13 weeks ended May 3, 2014. The interest expense recognized in our statement of income is primarily related to unused facility fees associated with the credit facility. Interest expense is offset by interest income from highly liquid investments with maturities of three months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 3, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2014, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth repurchases of our common stock during the first quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
March 1, 2014 to March 28, 2014	4,319	$100.94	—	112,664
March 29, 2014 to May 3, 2014	8,569	$95.34	—	112,664

	12,888	$97.22	—	112,664

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 18, 2013, we announced the approval of a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150 million shares of common stock in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of May 3, 2014, $112.7 million remained available under the $150 million program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 10, 2014 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary