Form 10-Q
period 2014-08-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2014-09-11
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 3, 2014 was 64,376,784 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1. Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	August 2, 2014	February 1, 2014	August 3, 2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$363,058	$419,476	$286,210
Short-term investments	100,146	—	—
Receivables, net	42,110	47,049	30,998
Merchandise inventories, net	541,508	457,933	461,156
Prepaid expenses and other current assets	58,859	55,993	51,992
Prepaid income taxes	—	—	1,111
Deferred income taxes	22,012	22,246	15,320

Total current assets	1,127,693	1,002,697	846,787
Property and equipment, net	646,890	595,736	541,557
Deferred compensation plan assets	5,229	4,294	3,648

Total assets	$1,779,812	$1,602,727	$1,391,992

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$163,459	$148,282	$130,738
Accrued liabilities	126,792	103,180	102,007
Accrued income taxes	9,890	15,349	—

Total current liabilities	300,141	266,811	232,745
Deferred rent	281,348	261,630	239,179
Deferred income taxes	65,842	66,718	55,492
Other long-term liabilities	6,440	4,474	4,114

Total liabilities	653,771	599,633	531,530
Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	August 2, 2014	February 1, 2014	August 3, 2013
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,951, 64,793 and 64,472 shares issued; 64,375, 64,231 and 63,914 shares outstanding; at August 2, 2014 (unaudited), February 1, 2014 and August 3, 2013 (unaudited), respectively	$650	$647	$645
Treasury stock-common, at cost	(9,461)	(8,125)	(7,619)
Additional paid-in capital	561,727	548,194	521,170
Retained earnings	573,125	462,378	346,266

Total stockholders’ equity	1,126,041	1,003,094	860,462

Total liabilities and stockholders’ equity	$1,779,812	$1,602,727	$1,391,992

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$734,236	$600,998	$1,448,006	$1,183,710
Cost of sales	474,894	388,921	942,711	767,684

Gross profit	259,342	212,077	505,295	416,026
Selling, general and administrative expenses	157,768	134,400	320,211	267,448
Pre-opening expenses	3,595	4,809	6,224	8,015

Operating income	97,979	72,868	178,860	140,563
Interest income, net	(209)	(18)	(409)	(42)

Income before income taxes	98,188	72,886	179,269	140,605
Income tax expense	37,394	27,975	68,522	53,868

Net income	$60,794	$44,911	$110,747	$86,737

Net income per common share:
Basic	$0.94	$0.70	$1.72	$1.36
Diluted	$0.94	$0.70	$1.71	$1.35
Weighted average common shares outstanding:
Basic	64,349	63,834	64,311	63,838
Diluted	64,636	64,331	64,618	64,362

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013
Operating activities
Net income	$110,747	$86,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,372	50,747
Deferred income taxes	(642)	(432)
Non-cash stock compensation charges	7,603	7,539
Excess tax benefits from stock-based compensation	(1,423)	(6,699)
Loss on disposal of property and equipment	2,582	2,030
Change in operating assets and liabilities:
Receivables	4,939	10,517
Merchandise inventories	(83,575)	(100,031)
Prepaid expenses and other current assets	(2,866)	(1,540)
Income taxes	(4,036)	(4,466)
Accounts payable	15,177	11,852
Accrued liabilities	1,601	(3,366)
Deferred rent	19,718	31,176
Other assets and liabilities	1,031	456

Net cash provided by operating activities	133,228	84,520
Investing activities
Purchases of short-term investments	(100,146)	—
Purchases of property and equipment	(94,097)	(98,029)

Net cash used in investing activities	(194,243)	(98,029)
Financing activities
Repurchase of common shares	—	(37,337)
Stock options exercised	4,510	10,007
Excess tax benefits from stock-based compensation	1,423	6,699
Purchase of treasury shares	(1,336)	(125)

Net cash provided by (used in) financing activities	4,597	(20,756)

Net decrease in cash and cash equivalents	(56,418)	(34,265)
Cash and cash equivalents at beginning of period	419,476	320,475

Cash and cash equivalents at end of period	$363,058	$286,210

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$72,855	$58,412

Noncash investing activities:
Change in property and equipment included in accrued liabilities	$22,010	$13,246

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Treasury - Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094
Stock options exercised and other awards	158	3	—	—	4,507	—	4,510
Purchase of treasury shares	—	—	(14)	(1,336)	—	—	(1,336)
Net income for the 26 weeks ended August 2, 2014	—	—	—	—	—	110,747	110,747
Excess tax benefits from stock-based compensation	—	—	—	—	1,423	—	1,423
Stock compensation charge	—	—	—	—	7,603	—	7,603

Balance – August 2, 2014	64,951	$650	(576)	$(9,461)	$561,727	$573,125	$1,126,041

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 2, 2014, the Company operated 715 stores in 47 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	11	Nebraska	3
Arizona	23	Nevada	7
Arkansas	6	New Hampshire	5
California	79	New Jersey	18
Colorado	15	New Mexico	2
Connecticut	7	New York	23
Delaware	1	North Carolina	23
Florida	50	North Dakota	1
Georgia	26	Ohio	27
Idaho	4	Oklahoma	9
Illinois	44	Oregon	9
Indiana	14	Pennsylvania	25
Iowa	6	Rhode Island	2
Kansas	5	South Carolina	12
Kentucky	8	South Dakota	2
Louisiana	13	Tennessee	10
Maine	3	Texas	72
Maryland	12	Utah	9
Massachusetts	11	Virginia	20
Michigan	34	Washington	13
Minnesota	11	West Virginia	2
Mississippi	5	Wisconsin	12
Missouri	16	Wyoming	1

Montana	4	Total	715

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These consolidated financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 2, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2014 and 2013 ended on August 2, 2014 and August 3, 2013, respectively.

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

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Volatility rate	40.9%	54.6%
Average risk-free interest rate	1.4%	1.1%
Average expected life (in years)	3.8	5.8
Dividend yield	None	None

The Company granted 320 and 267 stock options during the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. The compensation cost that has been charged against operating income was $2,471 and $3,322 for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively. The compensation cost that has been charged against operating income was $4,604 and $5,637 for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. The weighted-average grant date fair value of these options was $31.74 and $40.52, respectively. At August 2, 2014, there was approximately $20,813 of unrecognized compensation expense related to unvested stock options.

The Company issued 68 and 120 restricted stock awards during 26 weeks ended August 2, 2014 and August 3, 2013, respectively. The compensation cost that has been charged against operating income was $1,069 and $1,169 for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively. The compensation cost that has been charged against operating income was $2,999 and $1,902 for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. At August 2, 2014, there was approximately $10,943 of unrecognized compensation expense related to restricted stock awards.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations, and cash flows.

3. Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in the 13 and 26 weeks ended August 2, 2014 and August 3, 2013. Total rent expense under operating leases was $38,941 and $33,930 for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively. Total rent expense under operating leases was $77,480 and $65,940 for 26 weeks ended August 2, 2014 and August 3, 2013, respectively.

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

As of August 2, 2014, February 1, 2014 and August 3, 2013, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5. Investments

The Company’s short-term investments as of August 2, 2014 consist of $50,000 in certificates of deposit and $50,146 in time deposits. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at August 2, 2014.

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

As of August 2, 2014, the Company held financial liabilities of $4,494 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7. Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$60,794	$44,911	$110,747	$86,737
Denominator for basic net income per share – weighted-average common shares	64,349	63,834	64,311	63,838
Dilutive effect of stock options and non-vested stock	287	497	307	524

Denominator for diluted net income per share	64,636	64,331	64,618	64,362
Net income per common share:
Basic	$0.94	$0.70	$1.72	$1.36
Diluted	$0.94	$0.70	$1.71	$1.35

The denominators for diluted net income per common share for the 13 weeks ended August 2, 2014 and August 3, 2013 exclude 621 and 498 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 26 weeks ended August 2, 2014 and August 3, 2013 exclude 743 and 869 employee stock options, respectively, due to their anti-dilutive effects.

8. Share repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a share repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company may repurchase up to $150,000 of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The 2013 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. During the 26 weeks ended August 3, 2013, we purchased 500,500 shares of common stock for $37,337 at an average price of $74.58. There were no repurchases during the 26 weeks ended August 2, 2014.

9. Subsequent event

On September 11, 2014, the Company announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300,000 of the Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112,664 from the 2013 Share Repurchase Program. The Company’s intention is to repurchase shares to offset equity dilution and to repurchase shares based on market conditions to return excess cash to shareholders. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2014. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “the Company,” “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of more than 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of August 2, 2014, we operated 715 stores across 47 states.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our six strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative, and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health, and brows, 5) grow stores and e-commerce to reach and serve more guests, and 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable store sales, and by opening new stores, and by increasing sales in our e-commerce channel. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable store sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a 1,200 store chain with a successful e-commerce business and competitive omni-channel capabilities.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2014 and 2013 ended on August 2, 2014 and August 3, 2013, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$734,236	$600,998	$1,448,006	$1,183,710
Cost of sales	474,894	388,921	942,711	767,684

Gross profit	259,342	212,077	505,295	416,026
Selling, general and administrative expenses	157,768	134,400	320,211	267,448
Pre-opening expenses	3,595	4,809	6,224	8,015

Operating income	97,979	72,868	178,860	140,563
Interest income, net	(209)	(18)	(409)	(42)

Income before income taxes	98,188	72,886	179,269	140,605
Income tax expense	37,394	27,975	68,522	53,868

Net income	$60,794	$44,911	$110,747	$86,737

Other operating data:
Number of stores end of period	715	609	715	609
Comparable store sales:
Retail and salon comparable store sales	8.3%	7.1%	7.6%	6.2%
E-commerce comparable store sales	54.9%	72.1%	63.8%	70.8%

Total comparable store sales increase	9.6%	8.4%	9.2%	7.6%

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Percentage of net sales)	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7%	64.7%	65.1%	64.9%

Gross profit	35.3%	35.3%	34.9%	35.1%
Selling, general and administrative expenses	21.5%	22.4%	22.1%	22.6%
Pre-opening expenses	0.5%	0.8%	0.4%	0.7%

Operating income	13.3%	12.1%	12.4%	11.9%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	13.4%	12.1%	12.4%	11.9%
Income tax expense	5.1%	4.7%	4.7%	4.6%

Net income	8.3%	7.5%	7.6%	7.3%

Comparison of 13 weeks ended August 2, 2014 to 13 weeks ended August 3, 2013

Net sales

Net sales increased $133.2 million or 22.2%, to $734.2 million for the 13 weeks ended August 2, 2014, compared to $601.0 million for the 13 weeks ended August 3, 2013. Salon service sales increased $7.1 million or 19.7%, to $43.1 million compared to $36.0 million in second quarter 2013. E-commerce sales increased $9.0 million or 54.9%, to $25.2 million compared to $16.2 million in second quarter 2013. The net sales increases are due to comparable stores driving an increase of $56.7 million and non-comparable store increases of $76.5 million compared to the second quarter 2013.

The 9.6% comparable store sales increase consisted of an 8.3% increase at the Company’s retail and salon stores and a 54.9% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 130 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended August 2, 2014 and August 3, 2013. The total comparable store sales increase included a 5.8% increase in traffic and a 3.8% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $47.2 million or 22.3%, to $259.3 million for the 13 weeks ended August 2, 2014, compared to $212.1 million for the 13 weeks ended August 3, 2013. Gross profit as a percentage of net sales was 35.3% for the 13 weeks ended August 2, 2014, and August 3, 2013. The changes in gross profit margin were primarily driven by:

•	10 basis points of leverage in fixed store costs attributed to the impact of higher sales volume; offset by

•	10 basis points of deleverage in supply chain due to the expansion of e-commerce fulfillment at the Chambersburg, PA distribution center.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $23.4 million or 17.4%, to $157.8 million for the 13 weeks ended August 2, 2014, compared to $134.4 million for the 13 weeks ended August 3, 2013. As a percentage of net sales, SG&A expenses decreased 90 basis points to 21.5% for the 13 weeks ended August 2, 2014, compared to 22.4% for the 13 weeks ended August 3, 2013. The leverage in SG&A expenses is primarily driven by:

•	80 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; and

•	10 basis points in corporate overhead leverage attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses decreased $1.2 million to $3.6 million for the 13 weeks ended August 2, 2014, compared to $4.8 million for the 13 weeks ended August 3, 2013. During the 13 weeks ended August 2, 2014, we opened 19 new stores and remodeled 4 stores, compared to 33 new store openings, 1 relocated store and 1 remodeled store during the 13 weeks ended August 3, 2013.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended August 2, 2014 and August 3, 2013. Interest income for the period represents income from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense for the period represents various unused credit facility fees. We did not access our credit facility during the second quarter of fiscal 2014 or 2013.

Income tax expense

Income tax expense of $37.4 million for the 13 weeks ended August 2, 2014 represents an effective tax rate of 38.1%, compared to $28.0 million of tax expense representing an effective tax rate of 38.4% for the 13 weeks ended August 3, 2013. The lower tax rate is primarily due to a decrease in book expense on incentive stock options and additional state credits available in the current year.

Net income

Net income increased $15.9 million or 35.4%, to $60.8 million for the 13 weeks ended August 2, 2014, compared to $44.9 million for the 13 weeks ended August 3, 2013. The increase is primarily related to the $47.2 million increase in gross profit, offset by a $23.4 million increase in SG&A expenses and a $9.4 million increase in income tax expense.

Comparison of 26 weeks ended August 2, 2014 to 26 weeks ended August 3, 2013

Net sales

Net sales increased $264.3 million or 22.3%, to $1,448.0 million for the 26 weeks ended August 2, 2014, compared to $1,183.7 million for the 26 weeks ended August 3, 2013. Salon service sales increased $14.4 million or 20.1%, to $85.7 million compared to $71.3 million in the first 26 weeks of fiscal 2013. E-commerce sales increased $21.2 million or 63.8%, to $54.5 million compared to $33.3 million in the first 26 weeks of fiscal 2013. The net sales increases are due to comparable stores driving an increase of $106.6 million and non-comparable store increases of $157.7 million compared to the first 26 weeks of fiscal 2013.

The 9.2% comparable store sales increase consisted of a 7.6% increase at the Company’s retail and salon stores and a 63.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 160 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended August 2, 2014 compared to 140 basis points for the 26 weeks ended August 3, 2013. The total comparable store sales increase included a 4.2% increase in traffic and a 5.0% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $89.3 million or 21.5%, to $505.3 million for the 26 weeks ended August 2, 2014, compared to $416.0 million for the 26 weeks ended August 3, 2013. Gross profit as a percentage of net sales decreased 20 basis points to 34.9% for the 26 weeks ended August 2, 2014, compared to 35.1% for the 26 weeks ended August 3, 2013. The decrease in gross profit margin was primarily driven by 20 basis points of deleverage in merchandise margins driven primarily by product and channel mix shifts and converting the remaining 50% of our loyalty program members to the ULTAmate rewards loyalty program.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $52.8 million or 19.7%, to $320.2 million for the 26 weeks ended August 2, 2014, compared to $267.4 million for the 26 weeks ended August 3, 2013. As a percentage of net sales, SG&A expenses decreased 50 basis points to 22.1% for the 26 weeks ended August 2, 2014, compared to 22.6% for the 26 weeks ended August 3, 2013. The leverage in SG&A expenses is primarily attributed to 50 basis points in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses decreased $1.8 million to $6.2 million for the 26 weeks ended August 2, 2014, compared to $8.0 million for the 26 weeks ended August 3, 2013. During the 26 weeks ended August 2, 2014, we opened 40 new stores and remodeled 4 stores, compared to 61 new store openings, 1 relocated store and 1 remodeled store during the 26 weeks ended August 3, 2013.

Interest income and expense

Interest income and expense was insignificant for the 26 weeks ended August 2, 2014 and August 3, 2013. Interest income for the period represents income from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense for the period represents various unused credit facility fees. We did not access our credit facility during the second quarter of fiscal 2014 or 2013.

Income tax expense

Income tax expense of $68.5 million for the 26 weeks ended August 2, 2014 represents an effective tax rate of 38.2%, compared to $53.9 million of tax expense representing an effective tax rate of 38.3% for the 26 weeks ended August 3, 2013. The lower tax rate is primarily due to additional state credits available in the current year.

Net income

Net income increased $24.0 million or 27.7%, to $110.7 million for the 26 weeks ended August 2, 2014, compared to $86.7 million for the 26 weeks ended August 3, 2013. The increase is primarily related to the $89.3 million increase in gross profit, offset by a $52.8 million increase in SG&A expenses and a $14.6 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion, supply chain improvements, share repurchases and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand and cash flows from operations, including changes in working capital and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2014	2013
Net cash provided by operating activities	$133,228	$84,520
Net cash used in investing activities	(194,243)	(98,029)
Net cash provided by (used in) financing activities	4,597	(20,756)

Net decrease in cash and cash equivalents	$(56,418)	$(34,265)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $541.5 million at August 2, 2014, compared to $461.2 million at August 3, 2013, representing an increase of $80.3 million. Average inventory per store was flat compared to prior year and the increase in inventory is primarily due to the addition of 106 net new stores opened since August 3, 2013.

Deferred rent liabilities were $281.3 million at August 2, 2014, an increase of $42.1 million compared to August 3, 2013. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 106 net new stores opened since August 3, 2013.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $94.1 million during the 26 weeks ended August 2, 2014, compared to $98.0 million during the 26 weeks ended August 3, 2013. The decrease in capital expenditures year over year is primarily due to the decrease in number of new store openings during fiscal 2014, partially offset by investments in supply chain initiatives. Purchases of short-term investments were $100.1 million during the 26 weeks ended August 2, 2014 and consist of certificates of deposit and time deposits with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2014 consist principally of capital stock transactions and the related income tax effects and our stock repurchase program. Purchase of treasury shares in fiscal 2014 and 2013 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of August 2, 2014, February 1, 2014 or August 3, 2013. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Share repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a share repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company may repurchase up to $150 million of the Company’s common stock. The repurchases may be made from time to time in the open market, in privately negotiated transactions or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The 2013 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. During the 26 weeks ended August 3, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58. There were no repurchases during the 26 weeks ended August 2, 2014.

On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112.7 million from the 2013 Share Repurchase Program. The Company’s intention is to repurchase shares to offset equity dilution and to repurchase shares based on market conditions to return excess cash to shareholders. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

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

As of August 2, 2014, February 1, 2014 and August 3, 2013, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of August 2, 2014.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended August 2, 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended August 2, 2014. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 2, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 26 weeks ended August 2, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2014, which could materially affect our business, financial condition, financial results or future performance. Other than as stated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014.

We may not be able to sustain our growth plans and successfully implement our long-range strategic and financial plans, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, we intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plans and successfully open and operate new stores on a profitable basis. There can be no assurance that we will be successful in implementing our growth plans or long-range strategic imperatives, and our failure to do so could have a material adverse impact on our business, financial condition, profitability and cash flows. We intend to continue to grow our number of stores for the foreseeable future. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
June 29, 2014 to August 2, 2014	882	$93.41	—	$112,664

(1)	Represents shares of the Company’s common stock transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 18, 2013, we announced the approval of a stock repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company is authorized to repurchase up to $150 million shares of common stock in the open market, in privately negotiated transactions or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of August 2, 2014, $112.7 million remained available under the $150 million 2013 Share Repurchase Program.

On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112.7 million from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 11, 2014 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary