Form 10-Q
period 2014-11-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2014-12-04
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 25, 2014 was 64,365,655 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	November 1,	February 1,	November 2,
(In thousands)	2014	2014	2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$295,060	$419,476	$240,916
Short-term investments	100,000	—	—
Receivables, net	49,399	47,049	46,911
Merchandise inventories, net	709,667	457,933	582,303
Prepaid expenses and other current assets	60,907	55,993	54,757
Prepaid income taxes	—	—	1,729
Deferred income taxes	15,709	22,246	14,686

Total current assets	1,230,742	1,002,697	941,302
Property and equipment, net	686,898	595,736	590,132
Deferred compensation plan assets	5,119	4,294	3,913

Total assets	$1,922,759	$1,602,727	$1,535,347

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$236,329	$148,282	$190,193
Accrued liabilities	128,465	103,180	97,421
Accrued income taxes	4,917	15,349	—

Total current liabilities	369,711	266,811	287,614
Deferred rent	293,895	261,630	259,217
Deferred income taxes	65,880	66,718	55,568
Other long-term liabilities	6,940	4,474	4,629

Total liabilities	736,426	599,633	607,028

Commitments and contingencies (note 3)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

	November 1,	February 1,	November 2,
(In thousands, except per share data)	2014	2014	2013
	(unaudited)		(unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,992, 64,793 and 64,793 shares issued; 64,414, 64,231 and 64,231 shares outstanding; at November 1, 2014 (unaudited), February 1, 2014 and November 2, 2013 (unaudited), respectively	$650	$647	$647
Treasury stock-common, at cost	(9,713)	(8,125)	(8,125)
Additional paid-in capital	573,118	548,194	544,101
Retained earnings	622,278	462,378	391,696

Total stockholders’ equity	1,186,333	1,003,094	928,319

Total liabilities and stockholders’ equity	$1,922,759	$1,602,727	$1,535,347

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share data)	2014	2013	2014	2013
Net sales	$745,722	$618,781	$2,193,728	$1,802,491
Cost of sales	463,967	387,120	1,406,678	1,154,804

Gross profit	281,755	231,661	787,050	647,687
Selling, general and administrative expenses	181,093	151,306	501,304	418,754
Pre-opening expenses	6,574	7,468	12,798	15,483

Operating income	94,088	72,887	272,948	213,450
Interest income, net	(254)	(7)	(663)	(49)

Income before income taxes	94,342	72,894	273,611	213,499
Income tax expense	35,218	27,464	103,740	81,332

Net income	$59,124	$45,430	$169,871	$132,167

Net income per common share:
Basic	$0.92	$0.71	$2.64	$2.07
Diluted	$0.91	$0.70	$2.63	$2.05
Weighted average common shares outstanding:
Basic	64,419	64,061	64,347	63,912
Diluted	64,738	64,538	64,655	64,424

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2014	2013
Operating activities
Net income	$169,871	$132,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,055	77,572
Deferred income taxes	5,699	278
Non-cash stock compensation charges	11,436	11,936
Excess tax benefits from stock-based compensation	(3,290)	(13,352)
Loss on disposal of property and equipment	2,945	3,374
Change in operating assets and liabilities:
Receivables	(2,350)	(5,396)
Merchandise inventories	(251,734)	(221,178)
Prepaid expenses and other current assets	(4,914)	(4,305)
Income taxes	(7,142)	1,569
Accounts payable	88,047	71,307
Accrued liabilities	7,621	(5,759)
Deferred rent	32,265	51,214
Other assets and liabilities	1,641	706

Net cash provided by operating activities	146,150	100,133
Investing activities
Purchases of short-term investments	(100,000)	—
Purchases of property and equipment	(172,498)	(176,966)

Net cash used in investing activities	(272,498)	(176,966)
Financing activities
Repurchase of common shares	(9,972)	(37,337)
Stock options exercised	10,202	21,890
Excess tax benefits from stock-based compensation	3,290	13,352
Purchase of treasury shares	(1,588)	(631)

Net cash provided by (used in) financing activities	1,932	(2,726)

Net decrease in cash and cash equivalents	(124,416)	(79,559)
Cash and cash equivalents at beginning of period	419,476	320,475

Cash and cash equivalents at end of period	$295,060	$240,916

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$104,891	$78,941

Noncash investing activities:
Change in property and equipment included in accrued liabilities	$17,664	$11,053

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094
Stock options exercised and other awards	285	4	—	—	10,198	—	10,202
Purchase of treasury shares	—	—	(16)	(1,588)	—	—	(1,588)
Net income for the 39 weeks ended November 1, 2014	—	—	—	—	—	169,871	169,871
Excess tax benefits from stock-based compensation	—	—	—	—	3,290	—	3,290
Stock compensation charge	—	—	—	—	11,436	—	11,436
Repurchase of common shares	(86)	(1)	—	—	—	(9,971)	(9,972)

Balance – November 1, 2014	64,992	$650	(578)	$(9,713)	$573,118	$622,278	$1,186,333

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of November 1, 2014, the Company operated 765 stores in 47 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	12	Nebraska	3
Arizona	24	Nevada	8
Arkansas	6	New Hampshire	6
California	87	New Jersey	19
Colorado	16	New Mexico	2
Connecticut	8	New York	27
Delaware	1	North Carolina	25
Florida	54	North Dakota	1
Georgia	26	Ohio	28
Idaho	4	Oklahoma	9
Illinois	45	Oregon	9
Indiana	15	Pennsylvania	28
Iowa	7	Rhode Island	2
Kansas	6	South Carolina	13
Kentucky	9	South Dakota	2
Louisiana	13	Tennessee	10
Maine	3	Texas	75
Maryland	12	Utah	11
Massachusetts	12	Virginia	21
Michigan	36	Washington	15
Minnesota	11	West Virginia	4
Mississippi	5	Wisconsin	13
Missouri	16	Wyoming	1

Montana	5	Total	765

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended November 1, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2014 and 2013 ended on November 1, 2014 and November 2, 2013, respectively.

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

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Volatility rate	40.8%	49.6%
Average risk-free interest rate	1.4%	0.8%
Average expected life (in years)	3.8	4.4
Dividend yield	None	None

The Company granted 362 and 286 stock options during the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. The compensation cost that has been charged against operating income was $2,386 and $2,167 for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. The compensation cost that has been charged against operating income was $6,990 and $7,804 for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. The weighted-average grant date fair value of these options was $32.22 and $36.77, respectively. At November 1, 2014, there was approximately $19,286 of unrecognized compensation expense related to unvested stock options.

The Company issued 70 and 139 restricted stock awards during 39 weeks ended November 1, 2014 and November 2, 2013, respectively. The compensation cost that has been charged against operating income was $1,447 and $2,230 for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. The compensation cost that has been charged against operating income was $4,446 and $4,132 for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. At November 1, 2014, there was approximately $9,526 of unrecognized compensation expense related to restricted stock awards.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

3.	Commitments and contingencies

Leases – The Company leases stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rent payments based upon sales. Contingent rent amounts were insignificant in the 13 and 39 weeks ended November 1, 2014 and November 2, 2013. Total rent expense under operating leases was $40,840 and $36,897 for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. Total rent expense under operating leases was $118,319 and $102,837 for 39 weeks ended November 1, 2014 and November 2, 2013, respectively.

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

As of November 1, 2014, February 1, 2014 and November 2, 2013, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5.	Investments

The Company’s short-term investments as of November 1, 2014 consist of $50,000 in certificates of deposit and $50,000 in time deposits. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at November 1, 2014.

6.	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

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

As of November 1, 2014, the Company held financial liabilities of $5,121 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share data)	2014	2013	2014	2013

Net income	$59,124	$45,430	$169,871	$132,167

Denominator for basic net income per share – weighted-average common shares	64,419	64,061	64,347	63,912
Dilutive effect of stock options and non-vested stock	319	477	308	512

Denominator for diluted net income per share	64,738	64,538	64,655	64,424

Net income per common share:
Basic	$0.92	$0.71	$2.64	$2.07
Diluted	$0.91	$0.70	$2.63	$2.05

The denominators for diluted net income per common share for the 13 weeks ended November 1, 2014 and November 2, 2013 exclude 500 and 254 employee stock options, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 39 weeks ended November 1, 2014 and November 2, 2013 exclude 744 and 669 employee stock options, respectively, due to their anti-dilutive effects.

8.	Share repurchase program

On March 18, 2013, the Company announced that our Board of Directors had authorized a share repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company could repurchase up to $150,000 of the Company’s common stock. Repurchases pursuant to the terms of the 2013 Share Repurchase Program were made from time to time in the open market, in privately negotiated transactions or otherwise, at prices the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The 2013 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

During the 39 weeks ended November 2, 2013, we purchased 501 shares of common stock for $37,337 at an average price of $74.58. During the 13 and 39 weeks ended November 1, 2014, the Company purchased 86 shares of common stock for $9,972 at an average price of $116.09.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute and implement our common stock repurchase program; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2014. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “the Company,” “Ulta” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our customers by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our customers a broad selection of more than 20,000 beauty products across the categories of cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as salon haircare products. We focus on delivering a compelling value proposition to our customers across all of our product categories. Our stores are predominately located in convenient, high-traffic locations such as power centers. As of November 1, 2014, we operated 765 stores across 47 states.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our six strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health and brows, 5) grow stores and e-commerce to reach and serve more guests and 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry.

Comparable sales is a key metric that is monitored closely within the retail industry. Our comparable sales have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales, including general U.S. economic conditions, changes in merchandise strategy or mix and timing and effectiveness of our marketing activities, among others.

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable sales, by opening new stores and by increasing sales in our e-commerce channel. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a 1,200 store chain with a successful e-commerce business and competitive omni-channel capabilities.

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

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include the Company’s e-commerce business. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

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

Interest expense includes unused facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. Interest income represents interest from short-term investments with maturities of twelve months or less from the date of purchase.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2014 and 2013 ended on November 1, 2014 and November 2, 2013, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Dollars in thousands)	2014	2013	2014	2013

Net sales	$745,722	$618,781	$2,193,728	$1,802,491
Cost of sales	463,967	387,120	1,406,678	1,154,804

Gross profit	281,755	231,661	787,050	647,687

Selling, general and administrative expenses	181,093	151,306	501,304	418,754
Pre-opening expenses	6,574	7,468	12,798	15,483

Operating income	94,088	72,887	272,948	213,450
Interest income, net	(254)	(7)	(663)	(49)

Income before income taxes	94,342	72,894	273,611	213,499
Income tax expense	35,218	27,464	103,740	81,332

Net income	$59,124	$45,430	$169,871	$132,167

Other operating data:
Number of stores	765	664	765	664
Comparable sales:
Retail and salon comparable sales	8.2%	5.1%	7.8%	5.9%
E-commerce comparable sales	46.7%	74.4%	57.4%	72.2%

Total comparable sales increase	9.5%	6.8%	9.3%	7.3%

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Percentage of net sales)	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2%	62.6%	64.1%	64.1%

Gross profit	37.8%	37.4%	35.9%	35.9%

Selling, general and administrative expenses	24.3%	24.5%	22.9%	23.2%
Pre-opening expenses	0.9%	1.2%	0.6%	0.9%

Operating income	12.6%	11.8%	12.4%	11.8%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	12.7%	11.8%	12.5%	11.8%
Income tax expense	4.7%	4.4%	4.7%	4.5%

Net income	7.9%	7.3%	7.7%	7.3%

Comparison of 13 weeks ended November 1, 2014 to 13 weeks ended November 2, 2013

Net sales

Net sales increased $126.9 million or 20.5%, to $745.7 million for the 13 weeks ended November 1, 2014, compared to $618.8 million for the 13 weeks ended November 2, 2013. Salon service sales increased $7.3 million or 20.5%, to $43.1 million compared to $35.8 million in third quarter of 2013. E-commerce sales increased $9.4 million or 46.7%, to $29.6 million compared to $20.2 million in the third quarter of 2013. The net sales increases are due to comparable stores driving an increase of $57.1 million and non-comparable store increases of $69.8 million compared to the third quarter of 2013.

The 9.5% comparable sales increase consisted of 8.2% increase at the Company’s retail and salon stores and a 46.7% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 130 basis points to the Company’s consolidated comparable sales calculation for the 13 weeks ended November 1, 2014, compared to 170 basis points for the 13 weeks ended November 2, 2013. The total comparable sales increase included a 5.4% increase in transactions and a 4.1% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $50.1 million or 21.6%, to $281.8 million for the 13 weeks ended November 1, 2014, compared to $231.7 million for the 13 weeks ended November 2, 2013. Gross profit as a percentage of net sales increased 40 basis points to 37.8% for the 13 weeks ended November 1, 2014, compared to 37.4% for the 13 weeks ended November 2, 2013. The increase in gross profit margin was primarily driven by:

•	30 basis points of leverage in fixed store costs attributed to the impact of higher sales volume;

•	10 basis points of improvement in merchandise margins driven by our marketing and merchandising strategies; offset by

•	10 basis points of deleverage in supply chain due to expansion of e-commerce fulfillment at the Chambersburg, PA distribution center.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $29.8 million or 19.7%, to $181.1 million for the 13 weeks ended November 1, 2014, compared to $151.3 million for the 13 weeks ended November 2, 2013. As a percentage of net sales, SG&A expenses decreased 20 basis points to 24.3% for the 13 weeks ended November 1, 2014, compared to 24.5% for the 13 weeks ended November 2, 2013. The leverage in SG&A expenses is primarily driven by:

•	100 basis points improvement in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; offset by

•	80 basis points deleverage in corporate overhead expense primarily driven by higher variable compensation expense, consulting and depreciation expense.

Pre-opening expenses

Pre-opening expenses decreased $0.9 million to $6.6 million for the 13 weeks ended November 1, 2014, compared to $7.5 million for the 13 weeks ended November 2, 2013. During the 13 weeks ended November 1, 2014, we opened 50 new stores, relocated 2 stores and remodeled 5 stores, compared to 55 new store openings, 3 relocated stores and 6 remodeled stores during the 13 weeks ended November 2, 2013.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended November 1, 2014 and November 2, 2013. Interest income for the period represents interest from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense for the period represents various unused credit facility fees. We did not access our credit facility during the third quarter of fiscal 2014 or 2013.

Income tax expense

Income tax expense of $35.2 million for the 13 weeks ended November 1, 2014 represents an effective tax rate of 37.3%, compared to $27.5 million of tax expense representing an effective tax rate of 37.7% for the 13 weeks ended November 2, 2013. The lower tax rate is primarily due to a decrease in book expense on incentive stock options, additional state credits available in the current year and a decrease to the ASC 740-10 reserve.

Net income

Net income increased $13.7 million or 30.1%, to $59.1 million for the 13 weeks ended November 1, 2014, compared to $45.4 million for the 13 weeks ended November 2, 2013. The increase is primarily related to the $50.1 million increase in gross profit, offset by a $29.8 million increase in SG&A expenses and a $7.8 million increase in income tax expense.

Comparison of 39 weeks ended November 1, 2014 to 39 weeks ended November 2, 2013

Net sales

Net sales increased $391.2 million or 21.7%, to $2,193.7 million for the 39 weeks ended November 1, 2014, compared to $1,802.5 million for the 39 weeks ended November 2, 2013. Salon service sales increased $21.7 million or 20.2%, to $128.8 million compared to $107.1 million in the first 39 weeks of fiscal 2013. E-commerce sales increased $30.7 million or 57.4%, to $84.1 million compared to $53.4 million in the first 39 weeks of fiscal 2013. The net sales increases are due to comparable stores driving an increase of $163.8 million and non-comparable store increases of $227.4 million compared to the first 39 weeks of fiscal 2013.

The 9.3% comparable sales increase consisted of a 7.8% increase at the Company’s retail and salon stores and a 57.4% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 150 basis points to the Company’s consolidated comparable sales calculation for the 39 weeks ended November 1, 2014 compared to 140 basis points for the 39 weeks ended November 2, 2013. The total comparable sales increase included a 4.6% increase in transactions and a 4.7% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $139.4 million or 21.5%, to $787.1 million for the 39 weeks ended November 1, 2014, compared to $647.7 million for the 39 weeks ended November 2, 2013. Gross profit as a percentage of net sales was 35.9% for the 39 weeks ended November 1, 2014 and November 2, 2013. The change in gross profit margin was primarily driven by:

•	10 basis point of leverage in fixed store costs attributed to the impact of higher sales levels in fiscal 2014; offset by

•	10 basis points of deleverage in merchandise margins driven primarily by product and channel mix shifts and converting the remaining 50% of our loyalty program members to the ULTAmate rewards loyalty program.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $82.6 million or 19.7%, to $501.3 million for the 39 weeks ended November 1, 2014, compared to $418.8 million for the 39 weeks ended November 2, 2013. As a percentage of net sales, SG&A expenses decreased 30 basis points to 22.9% for the 39 weeks ended November 1, 2014, compared to 23.2% for the 39 weeks ended November 2, 2013. The leverage in SG&A expenses is primarily attributed to:

•	60 basis points in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; offset by

•	30 basis points deleverage in corporate overhead expense primarily driven by higher variable compensation expense, consulting and depreciation expense.

Pre-opening expenses

Pre-opening expenses decreased $2.7 million to $12.8 million for the 39 weeks ended November 1, 2014, compared to $15.5 million for the 39 weeks ended November 2, 2013. During the 39 weeks ended November 1, 2014, we opened 90 new stores, relocated 2 stores and remodeled 9 stores, compared to 116 new store openings, 4 relocated stores and 7 remodeled stores during the 39 weeks ended November 2, 2013.

Interest income and expense

Interest income was $0.7 million for the 39 weeks ended November 1, 2014, compared to $0.1 million for the 39 weeks ended November 2, 2013. Interest income for the period represents interest from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense for the period represents various unused credit facility fees. We did not access our credit facility during the first 39 weeks of fiscal 2014 or 2013.

Income tax expense

Income tax expense of $103.7 million for the 39 weeks ended November 1, 2014 represents an effective tax rate of 37.9%, compared to $81.3 million of tax expense representing an effective tax rate of 38.1% for the 39 weeks ended November 2, 2013. The lower tax rate is primarily due to additional state credits available in the current year.

Net income

Net income increased $37.7 million or 28.5%, to $169.9 million for the 39 weeks ended November 1, 2014, compared to $132.2 million for the 39 weeks ended November 2, 2013. The increase is primarily related to the $139.4 million increase in gross profit, offset by a $82.6 million increase in SG&A expenses and a $22.4 million increase in income tax expense.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2014	2013
Net cash provided by operating activities	$146,150	$100,133
Net cash used in investing activities	(272,498)	(176,966)
Net cash provided by (used in) financing activities	1,932	(2,726)

Net decrease in cash and cash equivalents	$(124,416)	$(79,559)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $709.7 million at November 1, 2014, compared to $582.3 million at November 2, 2013, representing an increase of $127.4 million. Average inventory per store increased 5.8% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $76 million due to the addition of 101 net new stores opened since November 2, 2013; and

•	approximately $51 million due to new brand additions, incremental holiday build and strong sales year to date.

Deferred rent liabilities were $293.9 million at November 1, 2014, an increase of $34.7 million compared to November 2, 2013. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 101 net new stores opened since November 2, 2013.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $172.5 million during the 39 weeks ended November 1, 2014, compared to $177.0 million during the 39 weeks ended November 2, 2013. The decrease in capital expenditures year over year is primarily due to the decrease in number of new store openings during fiscal 2014, partially offset by investments in supply chain initiatives. Purchases of short-term investments were $100.0 million during the 39 weeks ended November 1, 2014 and consist of certificates of deposit and time deposits with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2014 consist principally of capital stock transactions and the related income tax effects and our share repurchase program. Purchase of treasury shares in fiscal 2014 and 2013 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of November 1, 2014, February 1, 2014 or November 2, 2013. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

Share repurchase program

On March 18, 2013, we announced that our Board of Directors had authorized a share repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company could repurchase up to $150 million of the Company’s common stock. Repurchases pursuant to the 2013 Share Repurchase Program were made from time to time in the open market, in privately negotiated transactions or otherwise, at prices the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The 2013 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

During the 39 weeks ended November 2, 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58. During the 13 and 39 weeks ended November 1, 2014, we purchased 85,890 shares of common stock for $10.0 million at an average price of $116.09.

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

As of November 1, 2014, February 1, 2014 and November 2, 2013, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of operating lease obligations. We do not have any non-cancelable purchase commitments as of November 1, 2014.

Contractual obligations

Our contractual obligations consist of operating lease obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended November 1, 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 39 week period ended November 1, 2014. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of November 1, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 39 weeks ended November 1, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
August 3, 2014 to August 30, 2014	—	$—	—	$112,664
August 31, 2014 to September 27, 2014	2,197	$114.89	—	$300,000
September 28, 2014 to November 1, 2014	85,890	$116.09	85,890	$290,028

13 weeks ended November 1, 2014	88,087	$116.06	85,890	$290,028

(1)	Includes 2,197 shares of the Company’s common stock at an average price of $114.89 transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 18, 2013, we announced the approval of a share repurchase program (the 2013 Share Repurchase Program) pursuant to which the Company was authorized to repurchase up to $150 million of the Company’s common stock in the open market, in privately negotiated transactions or otherwise, at prices the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. The 2013 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. As of September 10, 2014, $112.7 million remained available under the $150 million 2013 Share Repurchase Program.

On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112.7 million from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. As of November 1, 2014, $290.0 million remained available under the $300 million 2014 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 4, 2014 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary