Form 10-K
period 2015-01-31
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2015-04-01
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes      ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 2, 2014, as reported on the NASDAQ Global Select Market, was approximately $4,117,508,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of August 2, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 26, 2015 was 64,230,316 shares.

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

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; customer acceptance of our rewards programs and technological and marketing initiatives; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 31, 2015. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta”, “Ulta Beauty” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

Part I

Item 1.	Business

Overview

Ulta Beauty (or Ulta, we, the Company) is the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include:

One-Stop Shopping.    Our guests can satisfy all of their beauty needs at Ulta. We offer a unique combination of more than 20,000 prestige and mass beauty products organized by category in a bright, open-store environment. The beauty products are arranged in self-service displays and full-service boutiques in a way that encourages our guests to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores.

Our Value Proposition.    We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives customer loyalty. We offer a comprehensive customer loyalty program, ULTAmate Rewards and targeted promotions through our Customer Relationship Management platform (CRM). We also offer frequent promotions and coupons, in-store events and gifts with purchase.

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

Our competitive strengths

We believe the following competitive strengths differentiate us and are critical to our success:

Differentiated merchandising strategy with broad appeal.    We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our guests. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer all of these products in one retail format so that our guests can find everything they need in one shopping trip. We offer more than 500 brands, such as Bare Minerals and Urban Decay prestige cosmetics, NYX and Maybelline mass cosmetics, Coty and Estée Lauder fragrances, Redken and Matrix haircare, as well as Dermalogica and Philosophy skincare and Clarisonic and CHI personal care appliances. We also offer private label Ulta products in key categories such as cosmetics, skincare and bath. Because we offer a broad array of products in prestige, mass and salon, we appeal to a wide range of customers including women of all ages, demographics and lifestyles.

Our unique guest experience.    We combine unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Our well-trained, non-commissioned beauty advisors provide unbiased and customized advice tailored to our guests’ needs. Our customer service strategy, convenient locations and attractive store design combine to create a unique shopping experience.

Loyal and active customer base.    Approximately fifteen million Ulta guests are members of our loyalty program. We use this valuable proprietary database to drive traffic, better understand our guests’ purchasing patterns and support new store site selection. We regularly employ a broad range of media, including digital, catalogs and newspaper inserts and targeted promotions driven by our CRM platform, to drive traffic to our stores and website.

Strong vendor relationships across product categories.    We have strong, active relationships with over 300 vendors, including Bare Minerals, Coty, Estée Lauder, L’Oréal and Procter & Gamble. We believe that the scope of these relationships, which span the three beauty categories of prestige, mass and salon, which have taken years to develop, creates a significant impediment for other retailers to replicate our model. We work closely with our vendors to market both new and existing brands in a collaborative manner.

Experienced management team.    We have an experienced senior management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. We continue to expand the depth of our management team at all levels and in all functional areas to support our growth.

Six strategic imperatives

We are committed to the following six strategic imperatives to drive sustainable long-term growth:

Acquire new guests and deepen loyalty with existing guests.    We believe there is an opportunity to use consumer insights and effective marketing tactics to acquire new guests and increase our “share of wallet” of existing guests. We have sharpened our brand positioning, and plan to increase awareness of the Ulta brand by communicating our brand differentiation through broad scale advertising. We continue to leverage our direct mail advertising, catalogs and newspaper inserts to communicate with our guests. We also plan to deploy other marketing tactics, such as digital, in-store events and public relations to drive brand engagement, deepen the consumer connection to Ulta and strengthen our authority in the beauty category. In addition, we plan to grow and further leverage our loyalty program and CRM platform. We have approximately fifteen million active Ulta members enrolled in our ULTAmate Rewards loyalty program. Loyalty member transactions represent more than 80% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. In early fiscal 2014, we completed the conversion of all of our loyalty customers to ULTAmate Rewards. The customer data captured by our loyalty program, together with our CRM platform, also enables customer segmentation and one-on-one marketing communications tailored to our guests’ unique beauty needs. We believe our loyalty program, combined with our growing CRM capabilities, provide a significant long-term opportunity for Ulta.

Differentiate by delivering a distinctive and personalized guest experience across all channels.    The Ulta guest experience today is differentiated by our broad array of categories, brands and price points, high quality services and friendly and helpful associates. Our opportunity is to sharpen that experience, by making it more relevant, differentiated and personalized in-store and online. Our store associates are the key to delivering a distinctive guest experience that is personal, informative and fun. We plan to invest in labor and technology to enable this experience. For example, we are testing in-store technology solutions like clienteling and mobile POS. At the same time, we are improving our e-commerce guest experience to ensure it is easy and informative with content that inspires, educates and enables sharing and social engagement. Through our loyalty and CRM capabilities, we are gaining efficiencies in our marketing by targeting communications and promotions to be more personalized and relevant to our guests.

Offer relevant, innovative and often exclusive products that excite our guests.    Our strategy is to continue to partner with key vendors to bring new and exclusive products to delight our guests and to introduce new brands. Over the last several years, we have added new products from existing vendors across product categories. We have also added new brands, most notably in prestige cosmetics, which is currently the beauty industry’s highest growth category. We expect to increase the presence of prestige brands and boutiques in our stores. We also plan to refine and grow our private label business, which in the future could include partnerships or acquisitions to create more exclusive brands for Ulta. Finally, we plan to increase the brands and categories we offer on Ulta.com.

Deliver exceptional services in three core areas: hair, skin health and brows.    The salon represents a small percent of our total revenues, but salon guests are our best guests. Salon guests shop more frequently and spend more than twice as much as non-salon guests based on loyalty guest data. We offer haircare services in our full service salons as well as skin and brow services in most of our stores. We plan to establish Ulta as a leading salon authority by providing high quality and consistent services from our licensed stylists, with a focus on the key pillars of hair, skin health and brows. Our strategy is to drive awareness and trial of our salon services with new guests as well as accelerate the frequency of existing guests’ visits. We plan to grow the expertise and tenure of our salon professionals through more frequent training and programs to reduce turnover.

Grow stores and e-commerce to reach and serve more guests.    We believe that over the long-term, we have the potential to grow our store base to more than 1,200 Ulta stores in the United States. We have a solid track record of executing an aggressive store growth program and a rigorous analytical approach to site selection that has translated into a high performing real estate portfolio. We plan to continue opening stores both in markets in which we currently operate and new markets. We expect to open approximately 100 new stores per year for the next several years.

We opened 100 new stores during fiscal 2014, representing a 14% increase in square footage growth compared to 127 new stores in fiscal 2013. We also remodeled 9 stores and relocated 2 stores in fiscal 2014. Our fiscal 2014 new store program was comprised of approximately 70% new stores opened in existing shopping centers and 30% in new shopping centers. In fiscal 2014, approximately one third of new stores were in new markets and two thirds were filling in existing markets.

	Fiscal Year
	2010	2011	2012	2013	2014
Total stores beginning of period	346	389	449	550	675
Stores opened	47	61	102	127	100
Stores closed	(4)	(1)	(1)	(2)	(1)

Total stores end of period	389	449	550	675	774
Stores remodeled	13	17	21	7	9
Total square footage	4,094,808	4,747,148	5,847,393	7,158,286	8,182,404
Average square footage per store	10,526	10,573	10,632	10,605	10,572

Our e-commerce platform serves two roles: to generate direct channel sales and profits and to communicate with our guests in an interactive, enjoyable way that reinforces the Ulta brand and drives traffic to our stores and website. Our omni-channel guests are extremely valuable, spending two to four times as much as single channel guests. We continue to develop and add new website features and functionality, marketing programs, product assortment, new brands and omni-channel integration points. We intend to establish ourselves as a leading online beauty resource by providing our customers with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality and social media content. For example, in 2014 we launched new technology to enable shoppable videos, live interactive chats with key vendors and developed a new iOS application to provide a unique guest experience with new ways for guests to share and engage. Our long-term goal is to grow our e-commerce business from approximately 5% of sales today to approximately 10% of total sales over the next several years. We believe our website and retail stores provide our guests with an integrated shopping experience and increased flexibility for their beauty buying needs.

Invest in infrastructure to support our guest experience and growth, and capture scale efficiencies.    We expect to continue to grow enterprise inventory capabilities to better anticipate and respond to our guests’ demand across all channels. This includes optimizing our distribution network, improving inventory turns by moving product faster and more frequently through all channels and improving inventory visibility, forecast accuracy, and product life cycle through investments in people, process and technology. We also plan to invest in guest-facing labor hours, training and tools to deliver a differentiated and personalized guest experience. We also expect to capture operational efficiencies in new enterprise inventory capabilities to help fund those investments in-store labor and tools. We will also pursue opportunities to optimize our marketing spend to maximize effectiveness and efficiency. Finally, we plan to drive scale and cost efficiencies across the enterprise.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $121 billion in retail sales, according to Euromonitor International and IBIS World Inc. The approximately $71 billion beauty products industry includes color cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $50 billion salon services industry consists of hair, skin and nail services.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, drug stores, mass merchandisers and the online businesses of national retailers as well as pure-play e-commerce businesses. Our competitive advantages are the quality and assortment of merchandise and services, our value proposition, the quality of our guests’ shopping experience and the convenience of our stores and website as one-stop destinations for beauty products.

The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Stores

Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 100 (99 net of closings) stores in fiscal 2014 and the average investment required to open a new Ulta store is approximately $1.1 million, which includes capital investments, net of landlord contributions, pre-opening expenses and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. As of January 31, 2015, we operated 774 stores in 47 states.

Store remodel program

Our retail store concept, including physical layout, displays, lighting and quality of finishes, has evolved over time to match the rising expectations of our customers and to keep pace with our merchandising and operating strategies. We have a formal store remodel program in place to update our older stores to provide a consistent shopping experience across all of our locations. We remodeled 9 stores in fiscal 2014. Approximately 96% of our store base features our most current store design. The average investment to remodel a store in fiscal 2014 was approximately $1.1 million. Each remodel takes approximately four months to complete, during which time we generally keep the store open.

Salon

We operate full-service salons in all of our stores. Our current Ulta store format includes an open and modern salon area with approximately eight to ten stations. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, semi-private shampoo and hair color processing area. Each salon is a full-service salon offering haircuts, hair coloring and texturizing, with most salons also providing facials and waxing. We are focusing our efforts on the three key pillars of hair, skin health and brow services. We employ licensed professional stylists and estheticians who offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens and at-home care recommendations.

Ulta.com

Our e-commerce business represented approximately 5% of our total sales and grew 56% in fiscal 2014. Ulta.com supports the key elements of our brand proposition and provides access to more than 19,000 beauty products from hundreds of brands. Ulta.com is an important resource for our customers to access product and store information, beauty trends and techniques and buy from a large assortment of product. We continue to enhance the site with a collection of tips, tutorials and social content. We expect Ulta.com to maintain rapid growth with the long-term goal of 10% of total sales. We plan to significantly expand our e-commerce distribution capabilities with the addition of two new distribution centers which we expect to open in 2015 and 2016.

Merchandising

Strategy

We focus on offering one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. A typical Ulta store carries more than 20,000 prestige and mass beauty products. We present these products in an assisted self-service environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends and new product launches to keep Ulta’s product assortment fresh and relevant to our customers. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, offers a unique shopping experience for our customers. Many of the products we sell can also be found in department stores, specialty stores, salons, mass merchandisers and drug stores, but we offer all of these products so that our customers can find everything they need under one roof. We believe we offer a compelling value proposition to our customers across all of our product categories. We offer a comprehensive customer loyalty program, ULTAmate Rewards and targeted promotions through our Customer Relationship Management platform (CRM). We also offer frequent promotions and coupons, in-store events and gifts with purchase.

We believe our private label products are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our customers’ perception of Ulta as a contemporary beauty destination. Ulta manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. Current Ulta cosmetics and bath brands have a strong following and we may expand our private label products into additional categories. Ulta brand products represented approximately 4% of total Company sales in fiscal 2014. We also offer products such as CK One cosmetics, Japonesque cosmetics, Ultra CHI hair care appliances and IT Cosmetics brushes that are exclusive to Ulta and represent approximately 2% of sales.

Category mix

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips and nails;

•	Haircare, which includes shampoos, conditioners, styling products and hair accessories;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance;

•	Nail polish and nailcare products;

•	Men’s skincare, haircare and fragrance products;

•	Private label, consisting of Ulta branded cosmetics, skincare, bath and body products and haircare; and

•	Other health and beauty products.

Organization

Our merchandising team consists of a Chief Merchandising and Marketing Officer overseeing a team of category Vice Presidents and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure a consistent execution across our store base and e-commerce platform.

Our planogram department assists the merchants and replenishment team to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on strategic placement of promotional merchandise, along with functional and educational signage and creative product presentation standards in all of our stores. All stores receive a centrally produced promotional planner to ensure consistent implementation of our marketing programs.

Planning and allocation

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales history from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis.

Vendor relationships

We have close relationships with our more than 300 vendors. Our top ten vendors represented approximately 50% of our total net sales in fiscal 2014. These include vendors across all product categories, such as Bare Minerals, Coty, Estée Lauder, L’Oréal and Procter & Gamble, among others. We believe our vendors view us as a significant distribution channel for growth and brand enhancement.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and website, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our customers and prospective customers through multiple vehicles. Our primary marketing expenditure is in direct mail catalogs and free-standing newspaper inserts which highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services and special offers. In 2014, we expanded our marketing to include the integration of TV, radio and digital advertising. We execute a comprehensive public relations strategy to enhance Ulta’s reputation as a beauty destination, increase brand awareness, support our charitable efforts on behalf of The Breast Cancer Research Foundation and drive awareness of new products, in-store events and new store openings.

Our loyalty program is an important tool to increase retention of existing customers and to enhance their loyalty to the Ulta brand. Approximately fifteen million active customers are enrolled in this loyalty program, generating more than 80% of Ulta’s annual total net sales. In early fiscal 2014, we converted all of our loyalty customers to ULTAmate Rewards, a points-based program. ULTAmate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell. In late 2012, we implemented the new CRM solution to enable more sophisticated mining of the customer data in our loyalty member database as well as greater personalization of our marketing. Since that time, we have built upon our CRM capabilities to deliver targeted marketing campaigns to our loyalty program members.

A growing percentage of our marketing expense is directed at our digital marketing strategy as a highly effective channel to communicate with existing customers and reach customers who are not familiar with Ulta or who have not yet shopped with us. Our online marketing strategy includes search engine optimization, paid search, mobile advertising, affiliate relationships, such as online coupons sites, social media, display advertising and other digital marketing channels. Ulta’s email marketing programs are effective in communicating with online and retail customers and driving sales.

Staffing and operations

Retail

Our current Ulta store format is staffed with a general manager, a salon manager, two associate managers, part-time manager and approximately twenty full and part-time associates; including approximately four to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations who in turn reports to the Senior Vice President of Operations who in turn reports to our Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers and vendors.

Ulta stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor education classes create a comprehensive educational program for approximately 6,000 Ulta salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and consistently reward their success. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta’s mission and values. Training for new store managers, prestige consultants and sales associates familiarizes them with our beauty products, opening and closing routines, guest service expectations, our loss prevention policy and procedures and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige consultants are trained to work across all prestige lines and within our prestige boutiques, where customers can receive makeup demonstrations and skin analysis.

Distribution

We operate three distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 317,000 square feet in size, including an overflow facility. The second distribution facility is in Phoenix, Arizona and is approximately 437,000 square feet in size. The third distribution center, located in Chambersburg, Pennsylvania, opened in April 2012. The Chambersburg warehouse contains approximately 373,000 square feet. We have embarked on a multi-year supply chain project beginning in 2014. This includes adding additional capacity, with a fourth distribution center expected to open in 2015 in Greenwood, Indiana, a fifth distribution center expected to open in 2016 in Dallas, Texas and system improvements to support expanded omni-channel capabilities.

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

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, marketing, finance, accounting and human resources. Our core business systems consist mostly of purchased software programs that integrate with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores and our distribution infrastructure and provides communications for credit card and daily polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people and processes. We update the technology supporting our stores, distribution infrastructure and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.

Intellectual property

We have registered over 40 trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Salon Cosmetics Fragrance (and design), Ulta.com and Ulta Beauty and two related designs. We maintain our marks on a docket system to monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada.

We believe our trademarks, especially those related to the Ulta brand, have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive U.S. laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. Many of the products we sell in our stores, such as cosmetic, dietary supplement, food and over-the-counter (OTC) drug products, including our Ulta branded products, are subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), state regulatory agencies and State Attorneys General (AG). Such regulations principally relate to the safety of ingredients, proper labeling, manufacturing, advertising, packaging and distribution of the products.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic (FDC Act) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific ingredient, labeling and manufacturing requirements. The labeling of these products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Further, claims we make in advertising, including claims about the safety or efficacy of products, pricing claims and environmental claims, are subject to regulation by the FTC and State AGs who generally prohibit deceptive practices.

The government regulations that most impact our day-to-day operations are the labor and employment and taxation laws to which most retailers are typically subject. We are also subject to typical zoning and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our services business is subject to state board regulations and state licensing requirements.

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

Employees

As of January 31, 2015, we employed approximately 8,100 people on a full-time basis and approximately 14,300 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mothers’ Day as well as the “Back to School” season and Valentine’s Day.

Available information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ulta.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may read and copy any filed document at the SEC’s public reference rooms in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the following risks and all of the other information contained in this Form 10-K before making an investment decision. If any of the following risks occur, our business, financial condition, results of operations or future growth could suffer. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, the recent global economic crisis and volatility in global economic conditions and the financial markets may adversely affect our business, financial condition, profitability and cash flows.

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

Additionally, the general deterioration in economic conditions could adversely affect our commercial partners including our product vendors as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, e-commerce businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our customers’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

The capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We operate three distribution facilities, which house the distribution operations for Ulta retail stores together with the order fulfillment operations of our e-commerce business. In order to support our recent and expected future growth and to maintain the efficient operation of our business, additional distribution centers will be added in the future. In 2014, we began a multi-year supply chain project, which includes adding additional capacity, including two additional distribution centers expected to open in 2015 and 2016, and system improvements to support expanded omni-channel capabilities. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores could have a material adverse effect on our business, financial condition, profitability and cash flows.

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 20,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows. We employ IT security and security-related products and services as well as a full-time staff to proactively monitor our systems and networks. We maintain continual vigilance in regard to the protection of sensitive information and are in compliance with all applicable data protection laws and regulations.

Unauthorized disclosure of confidential customer, associate or Company information could damage our reputation, expose us to litigation and negatively impact our business.

We collect, process and retain sensitive and confidential customer and associate information as part of our normal course of business. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Despite the security measures we have in place, our systems and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Any security breach of customer, associate or Company confidential information could result in damage to our reputation and result in lost sales, litigation, fines or additional investments to fix or replace the systems that were breached. Any of these events could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

If we are unable to anticipate and fulfill the merchandise needs of the consumer, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Our comparable sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our common stock.

Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

•	general U.S. economic conditions and, in particular, the retail sales environment;

•	changes in our merchandising strategy or mix;

•	performance of our new and remodeled stores;

•	the effectiveness of our inventory management;

•	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•	cannibalization of existing store sales by new store openings;

•	levels of pre-opening expenses associated with new stores;

•	timing and effectiveness of our marketing activities;

•	seasonal fluctuations due to weather conditions; and

•	actions by our existing or new competitors.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline. For more information on our quarterly results of operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our e-commerce business may be unsuccessful.

We offer many of our beauty products for sale through our website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our internet channel could cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition, profitability and cash flows, including future growth.

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

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. We have identified the need to expand and upgrade our information systems to support recent and expected future growth. The failure of our information systems to perform as designed could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers’ private data, could result in liability, decrease customer confidence in our Company and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our e-commerce operations are increasingly important to our business. The Ulta.com website serves as an effective extension of Ulta’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta brand, product offerings and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

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

We directly source the majority of our gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors, and these factors could have a material adverse effect on our business, financial condition, profitability and cash flows or may require us to modify our current business practices and incur increased costs.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the recent economic downturn which has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

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

We have no long-term supply agreements with vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our business depends to a significant extent on the willingness and ability of our vendors to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige vendors may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing vendors, or fail to continue acquiring and strengthening relationships with additional vendors of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2014, merchandise supplied to Ulta by our top ten vendors accounted for approximately 50% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendors, could have an adverse effect on our business, financial condition, profitability and cash flows.

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

If our manufacturers are unable to produce products manufactured uniquely for Ulta, including Ulta branded products and gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta, including Ulta branded products and gifts with purchase and other promotional products. Our third-party manufacturers of Ulta products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

As we grow the number of our stores in new cities and states, we are subject to local building codes in an increasing number of local jurisdictions. Our failure to comply with local building codes, and the failure of our landlords to obtain certificates of occupancy in a timely manner, could cause delays in our new store openings, which could increase our store opening costs, cause us to incur lost sales and profits and damage our public reputation.

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits and damage our public reputation and could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Our technologies, promotional products purchased from third-party vendors, or Ulta products or potential products in development may infringe rights under patents, patent applications, trademark, copyright or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing or sales of the product that is the subject of the suit.

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

Reporting obligations as a public company and our anticipated growth are likely to place a strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can periodically certify as to the effectiveness of our internal controls over financial reporting. As a result, we have been required to improve our financial and managerial controls, reporting systems and procedures and have incurred and will continue to incur expenses to test our systems and to make such improvements. If our management is unable to certify the effectiveness of our internal controls, or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

In addition, public announcements by our competitors, other retailers and vendors concerning, among other things, their performance, strategy or accounting practices could cause the market price of our common stock to decline regardless of our actual operating performance.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flows or subject us to fines or other penalties.

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

From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows.

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

Our previously announced stock repurchase program, and any subsequent stock purchase program put in place from time to time, could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. Repurchases pursuant to any such stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our retail stores, corporate offices and distribution and warehouse facilities are leased or subleased. Our retail stores are predominantly located in convenient, high-traffic, locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 31, 2015, we operated 774 retail stores in 47 states, as shown in the table below:

State	Number of stores
Alabama	12
Arizona	24
Arkansas	6
California	89
Colorado	16
Connecticut	8
Delaware	1
Florida	54
Georgia	26
Idaho	4
Illinois	45
Indiana	15
Iowa	7
Kansas	6
Kentucky	9
Louisiana	13
Maine	3
Maryland	12
Massachusetts	12
Michigan	36
Minnesota	11
Mississippi	5
Missouri	16
Montana	5
Nebraska	3
Nevada	8
New Hampshire	6
New Jersey	20
New Mexico	3
New York	28
North Carolina	25
North Dakota	1
Ohio	29
Oklahoma	9
Oregon	9
Pennsylvania	28
Rhode Island	2
South Carolina	13
South Dakota	2
Tennessee	10
Texas	77
Utah	11
Virginia	21
Washington	16
West Virginia	4
Wisconsin	13
Wyoming	1

Total	774

As of January 31, 2015, we operated three distribution facilities located in Romeoville, Illinois, Phoenix, Arizona and Chambersburg, Pennsylvania. The Romeoville warehouse contains approximately 317,000 square feet, including an overflow facility. The lease for the Romeoville warehouse expires on April 30, 2017. The Phoenix warehouse contains approximately 437,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each. The Chambersburg warehouse contains approximately 373,000 square feet. The lease for the Chambersburg warehouse expires on March 31, 2027 and has three renewal options with terms of five years each.

We have embarked on a multi-year supply chain project beginning in 2014, which will include adding additional capacity, including two additional distribution centers expected to open in 2015 and 2016, and system improvements to support expanded omni-channel capabilities.

In April 2014, we entered into a lease for a distribution center located in Greenwood, Indiana. The Greenwood warehouse contains approximately 671,000 square feet and is expected to open in fiscal 2015. The lease expires on July 31, 2025 and has four renewal options with terms of five years each.

In December 2014, we entered into a lease for a distribution center located in Dallas, Texas. The Dallas warehouse contains approximately 671,000 square feet and is expected to open in fiscal 2016. The lease expires on July 31, 2026 and has four renewal options with terms of five years each.

Our principal executive office is in Bolingbrook, Illinois. The lease for the Bolingbrook office expires on August 31, 2018. In 2013, the Company expanded its office space with an additional 42,000 square feet located at its current headquarters. This additional office space has a lease that will expire September 30, 2016 with an option to extend to August 31, 2018.

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below. On March 12, 2015, we announced the retirement of Janet Taake as Chief Merchandising Officer effective May 1, 2015 and the appointment of David Kimbell as the Chief Merchandising and Marketing Officer effective March 27, 2015.

Name	Age	Position
Mary N. Dillon	53	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	54	Chief Financial Officer and Assistant Secretary
Jeffrey J. Childs	57	Chief Human Resources Officer
Robert S. Guttman	62	Senior Vice President, General Counsel & Secretary
David Kimbell	48	Chief Merchandising and Marketing Officer
Janet Taake	57	Chief Merchandising Officer

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

Scott M. Settersten.    Mr. Settersten was named Chief Financial Officer and Assistant Secretary in March 2013 after having previously served as Acting Chief Financial Officer and Assistant Secretary since October 18, 2012. Prior to this role, Mr. Settersten served as Vice President of Accounting since 2010 and was responsible for accounting, tax, external reporting and investor relations. He joined Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to joining Ulta Beauty, Mr. Settersten spent 15 years with PricewaterhouseCoopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jeffrey J. Childs.    Mr. Childs was named Chief Human Resource Officer in October 2013. Prior to joining Ulta Beauty, he was Executive Vice President and Chief Human Resource Officer at U.S. Cellular after joining as Senior Vice President of Human Resources in 2004. From 2001 to 2004, he was President and Owner of Childs Consulting Services. Previously, he served from 1979 to 2001 in a variety of human resources, marketing, sales and operations roles at AT&T, Ameritech and SBC including Vice President, Human Resources and Corporate Services.

Robert S. Guttman.    Mr. Guttman has been our Senior Vice President, General Counsel & Secretary since August 2007. Prior to joining Ulta Beauty, Mr. Guttman was Vice President, General Counsel and Secretary of The Reynolds and Reynolds Company from August 2005 to October 2006. From 2000 to 2005, Mr. Guttman served as Senior Vice President, General Counsel and Secretary of CCC Information Services, Inc. Prior to that time, Mr. Guttman was an Associate General Counsel with Sears, Roebuck and Co., having served in various positions as a lawyer with Sears from 1986 to 2000.

David Kimbell.    Mr. Kimbell was named Chief Merchandising and Marketing Officer in March 2015 after having previously served as Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he was Chief Marketing Officer and Executive Vice President at U.S. Cellular since February 2011. From 2008 to 2011, Mr. Kimbell served as Chief Marketing Officer and Senior Vice President of Seventh Generation, a producer of environmentally friendly household and baby care products. Prior to that from 2001 to 2008, Mr. Kimbell held various positions at PepsiCo, Quaker Food Division, including Vice President of Marketing. Mr. Kimbell held a number of marketing roles for several brands at The Procter and Gamble Company from 1995 to 2001.

Janet Taake.    Ms. Taake was named Chief Merchandising Officer in January 2014, after serving as Senior Vice President – Merchandising since December 2008. Prior to joining Ulta Beauty, Ms. Taake was Senior Vice President of Merchandising for Babies “R” Us from 2006 to 2008. From 2004 to 2006, Ms. Taake served as Vice President and General Merchandise Manager – Home Fashions for Sears Corporation. From 1998 to 2006, she served in various senior merchandise management roles with Mervyn’s (Target Corporation). Prior to 1998, Ms.  Taake served in senior merchandise management and buyer roles with various national and regional retailers.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2014 and 2013:

Fiscal Year 2014	High	Low
First quarter	$104.30	$83.50
Second quarter	97.11	84.79
Third quarter	121.56	92.45
Fourth quarter	136.08	118.66

Fiscal Year 2013	High	Low
First quarter	$99.66	$73.96
Second quarter	103.47	84.13
Third quarter	128.85	97.24
Fourth quarter	131.50	80.93

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 26, 2015 was $150.01 per share. As of March 26, 2015, we had 49 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends were declared on our common stock in 2014 or 2013 nor have any decisions been made to pay a dividend in the foreseeable future. Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility as well as financial and other conditions existing at the time.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2014:

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands)(2)
November 2, 2014 to November 29, 2014	70,802	$123.66	70,802	$281,271
November 30, 2014 to December 27, 2014	72,161	127.32	72,161	272,082
December 28, 2014 to January 31, 2015	92,260	130.11	92,260	260,076

13 weeks ended January 31, 2015	235,223	127.31	235,223	260,076

(1)	There were 235,223 shares repurchased as part of our publicly announced share repurchase program during the three months ended January 31, 2015 and there were no shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112.7 million from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. As of January 31, 2015, $260.1 million remained available under the $300 million 2014 Share Repurchase Program. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta common stock that may be issued under our equity compensation plans as of January 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by security holders(1)	1,223,314	$72.12	4,408,748
Equity compensation plans not approved by security holders	—	—	—

Total	1,223,314	$72.12	4,408,748

(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the 2011 Incentive Award Plan.

(2)	Includes 1,072,717 shares issuable pursuant to the exercise of outstanding stock options and 150,597 shares issuable pursuant to restricted stock units.

(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include shares of restricted stock units that convert to shares of common stock for no consideration.

(4)	Represents shares that are available for issuance pursuant to the 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering January 29, 2010 through the end of Ulta’s fiscal year ended January 31, 2015. The graph assumes an investment of $100 made at the closing of trading on January 29, 2010, in (i) Ulta’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except per share and per square foot data)
Income statement:
Net sales(2)	$3,241,369	$2,670,573	$2,220,256	$1,776,151	$1,454,838
Cost of sales	2,104,582	1,729,325	1,436,582	1,159,311	970,753

Gross profit	1,136,787	941,248	783,674	616,840	484,085
Selling, general and administrative expenses	712,006	596,390	488,880	410,658	358,106
Pre-opening expenses	14,366	17,270	14,816	9,987	7,095

Operating income	410,415	327,588	279,978	196,195	118,884
Interest (income) expense, net	(894)	(118)	185	587	755

Income before income taxes	411,309	327,706	279,793	195,608	118,129
Income tax expense	154,174	124,857	107,244	75,344	47,099

Net income	$257,135	$202,849	$172,549	$120,264	$71,030

Net income per common share:
Basic	$4.00	$3.17	$2.73	$1.96	$1.20
Diluted	$3.98	$3.15	$2.68	$1.90	$1.16
Weighted average common shares outstanding:
Basic	64,335	63,992	63,250	61,259	58,959
Diluted	64,651	64,461	64,396	63,334	61,288
Dividends declared per common share	$—	$—	$1.00	$—	$—
Other operating data:
Comparable sales increase:(3)
Retail and salon comparable sales	8.1%	6.1%	8.8%	10.9%	11.0%
E-commerce comparable sales	56.4%	76.6%	30.7%	37.8%	76.8%

Total comparable sales increase	9.9%	7.9%	9.3%	11.5%	11.9%
Number of stores end of year	774	675	550	449	389
Total square footage end of year	8,182,404	7,158,286	5,847,393	4,747,148	4,094,808
Total square footage per store(4)	10,572	10,605	10,632	10,573	10,526
Average total square footage(5)	7,690,742	6,555,960	5,315,653	4,413,236	3,811,597
Net sales per average total square foot(6)	$421	$407	$418	$402	$382
Capital expenditures	249,067	226,024	188,578	128,636	97,115
Depreciation and amortization	131,764	106,283	88,233	75,931	64,936
Balance sheet data:
Cash and cash equivalents	$389,149	$419,476	$320,475	$253,738	$111,185
Short-term investments	150,209	—	—	—	—
Working capital	900,761	735,886	568,257	415,377	241,032
Property and equipment, net	717,159	595,736	483,059	376,985	326,099
Total assets	1,983,170	1,602,727	1,275,249	957,217	730,488
Total stockholders’ equity	1,247,509	1,003,094	786,942	584,704	402,533

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2012 was a 53-week operating year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(3)	Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.

(6)

Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; customer acceptance of our rewards programs and technological and marketing initiatives; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 31, 2015. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we”, “us”, “our”, “the Company”, “Ulta”, “Ulta Beauty” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores. We focus on delivering a compelling value proposition to our guests across all of our product categories. Our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our six strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health and brows, 5) grow stores and e-commerce to reach and serve more guests and 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta’s competitive strengths, positions us to capture additional market share in the industry.

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

Global economic conditions

Economic conditions in the U.S. continue to be uneven. Fiscal stress in Europe and economic uncertainty in the U.S. related to deficit issues, potential tax increases and federal spending cuts have resulted in significant fluctuations in the financial markets. While the U.S. credit markets have stabilized and credit availability has improved compared to the recent recessionary period, economic growth is expected to continue to be weak. Consumer spending habits are affected by levels of unemployment, unsettled financial markets, weakness in housing and real estate, higher interest rates, fuel and energy costs and consumer perception of economic conditions, among others. Sudden negative changes in one or more of the factors that affect consumer spending could adversely affect consumer spending levels which could lead to reduced consumer demand for our merchandise and adversely affect our sales levels and financial performance.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 were 52, 52 and 53 week years, respectively, and are hereafter referred to as fiscal 2014, fiscal 2013 and fiscal 2012.

As of January 31, 2015, we operated 774 stores across 47 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
(Dollars in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$3,241,369	$2,670,573	$2,220,256
Cost of sales	2,104,582	1,729,325	1,436,582

Gross profit	1,136,787	941,248	783,674
Selling, general and administrative expenses	712,006	596,390	488,880
Pre-opening expenses	14,366	17,270	14,816

Operating income	410,415	327,588	279,978
Interest (income) expense, net	(894)	(118)	185

Income before income taxes	411,309	327,706	279,793
Income tax expense	154,174	124,857	107,244

Net income	$257,135	$202,849	$172,549

Other operating data:
Number of stores end of period	774	675	550
Comparable sales increase:
Retail and salon comparable sales	8.1%	6.1%	8.8%
E-commerce comparable sales	56.4%	76.6%	30.7%

Total comparable sales increase	9.9%	7.9%	9.3%

	Fiscal year ended
(Percentage of net sales)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9%	64.8%	64.7%

Gross profit	35.1%	35.2%	35.3%
Selling, general and administrative expenses	22.0%	22.3%	22.0%
Pre-opening expenses	0.4%	0.6%	0.7%

Operating income	12.7%	12.3%	12.6%
Interest (income) expense, net	0.0%	0.0%	0.0%

Income before income taxes	12.7%	12.3%	12.6%
Income tax expense	4.8%	4.7%	4.8%

Net income	7.9%	7.6%	7.8%

Fiscal year 2014 versus fiscal year 2013

Net sales

Net sales increased $570.8 million, or 21.4%, to $3,241.4 million in fiscal 2014 compared to $2,670.6 million in fiscal 2013. Salon service sales increased $29.7 million, or 20.4% to $175.5 million compared to $145.8 million in fiscal 2013. E-commerce sales increased $54.1 million, or 56.4%, to $149.9 million compared to $95.8 million in fiscal 2013. The net sales increases are due to the opening of 99 net new stores in 2014 and a 9.9% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2014 as well as stores opened in fiscal 2013 which have not yet turned comparable, contributed $312.3 million of the net sales increase while comparable stores contributed $258.5 million of the total net sales increase.

The 9.9% comparable sales increase consisted of a 8.1% increase at the Company’s retail and salon stores and a 56.4% increase in the Company’s e-commerce business. The salon business contributed 10 basis points to the retail and salon comp of 8.1%. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for fiscal 2014 and 2013. The total comparable sales increase included a 4.3% increase in average ticket and a 5.6% increase in transaction. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $195.6 million, or 20.8%, to $1,136.8 million in fiscal 2014, compared to $941.2 million, in fiscal 2013. Gross profit as a percentage of net sales decreased 10 basis points to 35.1% in fiscal 2014 compared to 35.2% in fiscal 2013. The decrease in gross profit margin in fiscal 2014 was primarily due to 10 basis points of deleverage in merchandise margins driven primarily by product and channel mix shifts and converting the remaining 50% of our loyalty program members to the ULTAmate rewards loyalty program.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $115.6 million, or 19.4%, to $712.0 million in fiscal 2014 compared to $596.4 million in fiscal 2013. As a percentage of net sales, SG&A expenses decreased 30 basis points to 22.0% in fiscal 2014 compared to 22.3% in fiscal 2013. The leverage in SG&A expenses is primarily attributed to:

•	60 basis points in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; offset by

•	30 basis points deleverage in corporate overhead expense primarily driven by higher variable compensation, consulting and depreciation expense.

Pre-opening expenses

Pre-opening expenses decreased $2.9 million, or 16.8%, to $14.4 million in fiscal 2014 compared to $17.3 million in fiscal 2013. During fiscal 2014, we opened 100 new stores, remodeled 9 stores and relocated 2 stores. During fiscal 2013, we opened 127 new stores and remodeled 7 stores and relocated 4 stores.

Interest income and expense

Net interest income was $0.9 million in fiscal 2014, compared to $0.1 million in fiscal 2013. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2014 or 2013.

Income tax expense

Income tax expense of $154.2 million in fiscal 2014 represents an effective tax rate of 37.5%, compared to fiscal 2013 tax expense of $124.9 million and an effective tax rate of 38.1%. The lower tax rate in fiscal 2014 is primarily due to a decrease in state taxes compared to fiscal 2013.

Net income

Net income increased $54.3 million, or 26.8%, to $257.1 million in fiscal 2014 compared to $202.8 million in fiscal 2013. The increase in net income was primarily due to an increase in gross profit of $195.6 million, which was offset by a $115.6 million increase in SG&A expenses and a $29.3 million increase in income tax expense.

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

The 7.9% comparable store sales increase consisted of a 6.1% increase at the Company’s retail and salon stores and a 76.6% increase in the Company’s e-commerce business. The salon business contributed 10 basis points to the retail and salon comp of 6.1%. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for fiscal 2013 compared to 50 basis points for fiscal 2012. The total comparable store sales increase included a 6.9% increase in average ticket and a 1.0% increase in traffic. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

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

The following table presents a summary of our cash flows for fiscal years 2014, 2013 and 2012:

	Fiscal year ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Net cash provided by operating activities	$396,592	$327,725	$239,001
Purchases of short-term investments	(200,209)	—	—
Proceeds from short-term investments	50,000	—	—
Purchases of property and equipment	(249,067)	(226,024)	(188,578)

Net cash used in investing activities	(399,276)	(226,024)	(188,578)
Net cash (used in) provided by financing activities	(27,643)	(2,700)	16,314

Net (decrease) increase in cash and cash equivalents	$(30,327)	$99,001	$66,737

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $581.2 million at January 31, 2015, compared to $457.9 million at February 1, 2014, representing an increase of $123.3 million or 26.9%. Average inventory per store increased 10.7% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $67 million due to the addition of 99 net new stores opened since February 1, 2014; and

•	approximately $56 million related to new brand additions, boutiques and investments to improve store in-stock levels.

We had a current tax liability of $19.4 million at the end of fiscal 2014 compared to $15.3 million at the end of fiscal 2013. The increase in taxes payable is primarily due to an increase in taxable income.

Deferred rent liabilities were $294.1 million at January 31, 2015, an increase of $32.5 million compared to the prior year end. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 99 net new stores opened since February 1, 2014.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $249.1 million in fiscal 2014, compared to $226.0 million and $188.6 million in fiscal 2013 and 2012, respectively. Capital expenditures increased in fiscal 2014 compared to fiscal 2013 due to investments in supply chain initiatives, partially offset by the decrease in the number of new store openings during 2014. During fiscal 2014 we opened 100 new stores, remodeled 9 stores and relocated 2 stores, compared to 127 new stores, 7 remodels and 4 relocations during fiscal 2013 and 102 new stores, 21 remodels and 3 relocations during fiscal 2012. During fiscal 2014, the average investment required to open a new Ulta store was approximately $1.1 million, which includes capital investment net of landlord contributions, pre-opening expenses and initial inventory net of payables. The average investment required to remodel an Ulta store was approximately $1.1 million. Purchases of short-term investments were $150.2 million during fiscal 2014 and consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Capital expenditures for fiscal 2014, 2013 and 2012 and planned fiscal 2015 by major category are as follows:

	2015	Fiscal	Fiscal	Fiscal
(in millions)	Budget	2014	2013	2012
New, Remodeled, Relocated Stores	$121	$125	$140	$124
Merchandising	56	19	18	19
Information Systems	54	45	41	30
Supply Chain	49	46	10	5
Store Maintenance & Other	17	14	17	11

	$297	$249	$226	$189

Our future investments will depend primarily on the number of new, relocated and remodeled stores, supply chain investments and information technology systems that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $297 million for capital expenditures in fiscal 2015. In 2014, we embarked on a multi-year supply chain project which will include adding additional capacity, including a fourth distribution center expected to open in 2015, a fifth distribution center expected to open in 2016 and system improvements to support expanded omni-channel capabilities. The 2015 merchandising capital increase reflects expansion of prestige boutiques and related in-store merchandising upgrades.

Financing activities

Financing activities in fiscal 2014, 2013 and 2012 consist principally of capital stock transactions and the related income tax effects, a dividend payment and our stock repurchase program. Purchase of treasury shares in fiscal 2014, 2013 and 2012 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2014, 2013 and 2012. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

Share repurchase plan

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

On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the

Company’s common stock. The 2014 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $112.7 million from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

During fiscal year 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58 from the 2013 Share Repurchase Program. During fiscal 2014, we purchased 321,113 shares of common stock for $39.9 million at an average price of $124.31 from the 2014 Share Repurchase Program.

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

As of January 31, 2015 and February 1, 2014, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mothers’ Day as well as the “Back to School” season and Valentine’s Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Impact of inflation and changing prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs. In addition, inflation could materially increase the interest rates on our potential future debt.

Off-balance sheet arrangements

As of January 31, 2015, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do however, have off-balance sheet operating leases and purchases obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 31, 2015:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations(1)	$1,602,917	$214,479	$426,102	$362,794	$599,542
Purchase obligations	34,521	29,552	4,969	—	—

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2014 were $44.0 million.

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

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relate to commitments made to a third party for products and services for future distribution centers for which a lease had been signed, advertising and other goods and service contracts entered into in the ordinary course of business as of January 31, 2015.

As of January 31, 2015, the unrecognized tax benefit was $1.4 million, which is not included in the above table due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

Inventory valuation

Merchandise inventories are carried at the lower of average cost or market value. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market or shrink reserves. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2014, 2013 and 2012. A change in the lower of cost or market reserve of 10% would have had no material impact on our pre-tax income for fiscal 2014. A change in the shrink rate included in the shrink reserve calculation of 10% would have had no material impact on our pre-tax income for fiscal 2014.

Vendor allowances

The majority of cash consideration received from a supplier is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period, based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in net receivables at the amount we expect to collect. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. A change in inventory turns of 5 basis points would have affected pre-tax income by approximately $2.4 million in fiscal 2014.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. We have not recorded any significant impairment charges in any of the periods presented in the accompanying consolidated financial statements.

Customer loyalty program

We maintain a customer loyalty program, ULTAmate Rewards, in which program members earn points based on purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. We accrue the cost of anticipated redemptions related to this program at the time of the initial purchase based on historical experience. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our redemption rates. If our redemption rate were to change by 5%, it would have affected pre-tax income by approximately $3.2 million in fiscal 2014.

Share-based compensation

We account for share-based compensation in accordance with the Accounting Standards CodificationTM (ASC) rules for stock compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest.

We estimate the grant date fair value of stock options using a Black-Scholes valuation model. For fiscal 2014 and 2013, the expected volatility was based on the historical volatility of the ULTA Common Shares. The risk free interest rate was based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. For fiscal 2014 and 2013, the expected life of options granted was derived from historical data on Ulta stock option exercises. The historical exercise data is updated on an annual basis and the changes have not had a material impact on the calculation in any years presented. During fiscal 2013, we made changes to update the valuation assumptions to Company specific information. These changes had no material impact on the calculation. Prior to 2013, we had limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, we elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments and the expected volatility was based on the historical volatility of a peer group of publicly-traded companies.

Beginning in fiscal 2013, we introduced a forfeiture rate. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized. The forfeiture rate is updated on an annual basis and the changes have not had a material impact on compensation expense recognized in any years presented. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our grant date fair value of stock options or forfeiture rate.

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies — Share-based compensation,” for disclosure related to the Company’s stock compensation expense. See Note 10 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2014, 2013 or 2012. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

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

Based on management’s evaluation as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2015, based on the criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 31, 2015. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 31, 2015 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The additional information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after our fiscal year ended January 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
April 1, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2015 and our report dated April 1, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
April 1, 2015

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$389,149	$419,476
Short-term investments	150,209	—
Receivables, net	52,440	47,049
Merchandise inventories, net	581,229	457,933
Prepaid expenses and other current assets	66,548	55,993
Deferred income taxes	20,780	22,246

Total current assets	1,260,355	1,002,697
Property and equipment, net	717,159	595,736
Deferred compensation plan assets	5,656	4,294

Total assets	$1,983,170	$1,602,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$190,778	$148,282
Accrued liabilities	149,412	103,180
Accrued income taxes	19,404	15,349

Total current liabilities	359,594	266,811
Deferred rent	294,127	261,630
Deferred income taxes	74,498	66,718
Other long-term liabilities	7,442	4,474

Total liabilities	735,661	599,633
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,762 and 64,793 shares issued; 64,184 and 64,231 shares outstanding; at January 31, 2015, and February 1, 2014, respectively	647	647
Treasury stock-common, at cost	(9,713)	(8,125)
Additional paid-in capital	576,982	548,194
Retained earnings	679,593	462,378

Total stockholders’ equity	1,247,509	1,003,094

Total liabilities and stockholders’ equity	$1,983,170	$1,602,727

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

	Fiscal year ended
(In thousands, except per share data)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$3,241,369	$2,670,573	$2,220,256
Cost of sales	2,104,582	1,729,325	1,436,582

Gross profit	1,136,787	941,248	783,674
Selling, general and administrative expenses	712,006	596,390	488,880
Pre-opening expenses	14,366	17,270	14,816

Operating income	410,415	327,588	279,978
Interest (income) expense, net	(894)	(118)	185

Income before income taxes	411,309	327,706	279,793
Income tax expense	154,174	124,857	107,244

Net income	$257,135	$202,849	$172,549

Net income per common share:
Basic	$4.00	$3.17	$2.73
Diluted	$3.98	$3.15	$2.68
Weighted average common shares outstanding:
Basic	64,335	63,992	63,250
Diluted	64,651	64,461	64,396
Dividends declared per common share	$—	$—	$1.00

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	January 31,	February 1,	February 2,
(In thousands)	2015	2014	2013
Operating activities
Net income	$257,135	$202,849	$172,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,764	106,283	88,233
Deferred income taxes	9,246	3,868	8,673
Non-cash stock compensation charges	14,923	16,003	13,375
Excess tax benefits from stock-based compensation	(3,229)	(13,378)	(47,345)
Loss on disposal of property and equipment	4,468	3,902	1,074
Change in operating assets and liabilities:
Receivables	(5,391)	(5,534)	(15,362)
Merchandise inventories	(123,296)	(96,808)	(116,478)
Prepaid expenses and other current assets	(10,555)	(5,541)	(9,888)
Income taxes	7,284	18,673	53,397
Accounts payable	42,496	29,396	32,444
Accrued liabilities	37,644	14,215	13,789
Deferred rent	32,497	53,627	44,540
Other assets and liabilities	1,606	170	—

Net cash provided by operating activities	396,592	327,725	239,001
Investing activities
Purchases of short-term investments	(200,209)	—	—
Proceeds from short-term investments	50,000	—	—
Purchases of property and equipment	(249,067)	(226,024)	(188,578)

Net cash used in investing activities	(399,276)	(226,024)	(188,578)
Financing activities
Repurchase of common shares	(39,923)	(37,337)	—
Dividends paid	—	—	(62,482)
Stock options exercised	10,639	21,890	31,530
Excess tax benefits from stock-based compensation	3,229	13,378	47,345
Purchase of treasury shares	(1,588)	(631)	(79)

Net cash (used in) provided by financing activities	(27,643)	(2,700)	16,314

Net (decrease) increase in cash and cash equivalents	(30,327)	99,001	66,737
Cash and cash equivalents at beginning of year	419,476	320,475	253,738

Cash and cash equivalents at end of year	$389,149	$419,476	$320,475

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$137,180	$101,598	$45,354
Noncash investing activities:
Change in property and equipment included in accrued liabilities	$8,588	$(3,161)	$6,803

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — January 28, 2012	62,764	$627	(555)	$(7,415)	$404,698	$186,794	$584,704
Stock options exercised and other awards	1,801	18	—	—	31,512	—	31,530
Purchase of treasury shares	—	—	(1)	(79)	—	—	(79)
Net income	—	—	—	—	—	172,549	172,549
Excess tax benefits from stock-based compensation	—	—	—	—	47,345	—	47,345
Stock compensation charge	—	—	—	—	13,375	—	13,375
Dividends paid	—	—	—	—	—	(62,482)	(62,482)

Balance — February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942

Stock options exercised and other awards	729	7	—	—	21,883	—	21,890
Purchase of treasury shares	—	—	(6)	(631)	—	—	(631)
Net income	—	—	—	—	—	202,849	202,849
Excess tax benefits from stock-based compensation	—	—	—	—	13,378	—	13,378
Stock compensation charge	—	—	—	—	16,003	—	16,003
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance — February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094

Stock options exercised and other awards	290	3	—	—	10,636	—	10,639
Purchase of treasury shares	—	—	(16)	(1,588)	—	—	(1,588)
Net income	—	—	—	—	—	257,135	257,135
Excess tax benefits from stock-based compensation	—	—	—	—	3,229	—	3,229
Stock compensation charge	—	—	—	—	14,923	—	14,923
Repurchase of common shares	(321)	(3)	—	—	—	(39,920)	(39,923)

Balance — January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 31, 2015, the Company operated 774 stores in 47 states. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. The Company has combined its three operating segments: retail stores, salon services and e-commerce into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 31, 2015 (fiscal 2014), February 1, 2014 (fiscal 2013) and February 2, 2013 (fiscal 2012) were 52, 52 and 53 week years, respectively.

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

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments (see Note 9, “Investments”).

Receivables

Receivables consist principally of amounts receivable from vendors and landlord construction allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products and real estate developers and landlords. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The receivable for vendor allowances was $39,629 and $30,591 as of January 31, 2015 and February 1, 2014, respectively and the receivable for landlord allowances was $8,357 and $14,128 as of January 31, 2015 and February 1, 2014, respectively. The allowance for doubtful receivables totaled $1,346 and $915 as of January 31, 2015 and February 1, 2014, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of January 31, 2015 and February 1, 2014.

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

The Company capitalizes costs incurred during the application development stage in developing or purchasing internal use software. These costs are amortized over the estimated useful life of the software.

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. No significant impairments charges have been recognized in fiscal 2014, 2013 or 2012.

Customer loyalty program

In early fiscal 2014, we completed the conversion of all our loyalty members to ULTAmate Rewards, a points-based program. ULTAmate Rewards enables customers to earn points based on their purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. Prior to this conversion, we ran both ULTAmate Rewards and our prior program, The Club at Ulta. The Club at Ulta was a certificate program offering customers reward certificates for free beauty products based on the level of purchases. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to these loyalty programs at January 31, 2015 and February 1, 2014 was $15,032 and $7,740 respectively. The cost of these programs, which was $42,096, $27,588 and $22,044 in fiscal 2014, 2013 and 2012, respectively, is included in cost of sales in the statements of income.

Deferred rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. The lease term commences on the earlier of the date when the Company becomes legally obligated for rent payments or the date the Company takes possession of the leased space.

As part of many lease agreements, the Company receives construction allowances from landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of the lease term or 10 years. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.

Revenue recognition

Net sales include merchandise sales, salon service revenue and e-commerce revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $175,533, $145,815 and $121,357 for fiscal 2014, 2013 and 2012, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded based on delivery of merchandise to the customer. E-commerce revenue amounted to $149,857, $95,809 and $55,086 for fiscal 2014, 2013 and 2012, respectively.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage was $2,720 and $2,181 at January 31, 2015 and February 1, 2014, respectively, and is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $22,681 and $16,439 at January 31, 2015 and February 1, 2014, respectively, and is included in accrued liabilities – accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print and distribution costs related to the Company’s advertising circulars. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $157,847, $140,774 and $118,365 for fiscal 2014, 2013 and 2012, respectively. Advertising expense as a percentage of sales was 4.9%, 5.3% and 5.3% for fiscal 2014, 2013 and 2012, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $8,899 and $6,891 as of January 31, 2015 and February 1, 2014, respectively.

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $14,923, $16,003 and $13,375 for fiscal 2014, 2013 and 2012, respectively (see Note 10, “Share-based awards”).

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

3.    Property and equipment

Property and equipment consist of the following:

(In thousands)	January 31, 2015	February 1, 2014
Equipment and fixtures	$447,782	$390,650
Leasehold improvements	431,999	376,796
Electronic equipment and software	272,937	218,979
Construction-in-progress	90,531	36,231

	1,243,249	1,022,656
Less accumulated depreciation and amortization	(526,090)	(426,920)

Property and equipment, net	$717,159	$595,736

The Company had no capitalized interest for fiscal 2014 and 2013 as a result of not utilizing the credit facility during the year.

4.    Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2014, 2013 and 2012. Total rent expense under operating leases was $159,245, $138,086 and $115,755 for fiscal 2014, 2013 and 2012, respectively. Future minimum lease payments under operating leases as of January 31, 2015, are as follows:

Fiscal year	Operating Leases (in thousands)
2015	$214,479
2016	218,879
2017	207,223
2018	189,683
2019	173,111
2020 and thereafter	599,542

Total minimum lease payments	$1,602,917

Included in the operating lease schedule above is $184,376 of minimum lease payments for stores that are expected to open in fiscal 2015.

Contractual obligations — As of January 31, 2015, the Company had obligations of $34,521 related to commitments made to a third party for products and services for future distribution centers for which a lease had been signed, advertising and other goods and service contracts entered into in the ordinary course of business. The amount relates primarily to the multi-year supply chain initiatives and payments under this commitment were $38,212 and $6,222 for fiscal 2014 and 2013, respectively.

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

5.    Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	January 31, 2015	February 1, 2014
Accrued vendor liabilities (including accrued property and equipment costs)	$24,705	$15,631
Accrued customer liabilities	39,593	25,507
Accrued payroll, bonus and employee benefits	50,931	33,642
Accrued taxes, other	17,824	12,788
Other accrued liabilities	16,359	15,612

Accrued liabilities	$149,412	$103,180

6.    Income taxes

The provision for income taxes consists of the following:

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal	$128,159	$105,731	$83,606
State	16,909	15,310	14,832

Total current	145,068	121,041	98,438
Deferred:
Federal	8,392	3,891	8,950
State	714	(75)	(144)

Total deferred	9,106	3,816	8,806

Provision for income taxes	$154,174	$124,857	$107,244

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	2.8%	3.0%	3.4%
Other	(0.3%)	0.1%	(0.1%)

Effective tax rate	37.5%	38.1%	38.3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Reserves not currently deductible	$22,380	$24,721
Employee benefits	8,782	6,290
Credit carryforwards	338	402
Accrued liabilities	8,231	3,927
Inventory valuation	617	1,708

Total deferred tax assets	40,348	37,048
Deferred tax liabilities:
Property and equipment	44,882	44,288
Deferred rent obligation	38,409	28,529
Prepaid expenses	10,775	8,703

Total deferred tax liabilities	94,066	81,520

Net deferred tax liability	$(53,718)	$(44,472)

At January 31, 2015, the Company had $338 credit carryforwards for state income tax purposes.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $1,414 and $795 at January 31, 2015 and February 1, 2014, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

(In thousands)	January 31, 2015	February 1, 2014
Balance at beginning of the period	$795	$—
Increase due to a current year position	670	795
Decrease due to a prior period position	(51)	—

Balance at the end of the period	$1,414	$795

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2014 and 2013.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for years before 2011 and this applies to examinations by the State authorities before 2010.

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

As of January 31, 2015 and February 1, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of January 31, 2015, the Company held financial liabilities of $5,574 related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.    Investments

The Company’s short-term investments as of January 31, 2015 consist of $150,209 in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at January 31, 2015.

10.    Share-based awards

Equity incentive plans

The Company has had a number of equity incentive plans over the years. The plans were adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees, directors, and consultants to promote the success of the Company’s business. Incentive compensation was awarded under the Amended and Restated Restricted Stock Option Plan until April 2002 and under the 2002 Equity Incentive Plan through July 2007, at which time the 2007 Incentive Award Plan was adopted. All of the plans generally provided for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants and directors. Unless provided otherwise by the administrator of the plan, options vested over four years at the rate of 25% per year from the date of grant and most must be exercised within ten years. Options were granted with the exercise price equal to the fair value of the underlying stock on the date of grant.

2011 Incentive award plan

In June 2011, the Company adopted the 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock and cash-based awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of January 31, 2015, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 4,409 shares of the Company’s common stock.

The Company recorded stock compensation expense of $14,923, $16,003 and $13,375 for fiscal 2014, 2013 and 2012, respectively. Cash received from option exercises under all share-based payment arrangements for fiscal 2014, 2013 and 2012 was $10,639, $21,890 and $31,530, respectively. The total income tax benefit recognized in the income statement for equity compensation arrangements was $3,526, $4,812 and $5,364 for fiscal 2014, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $6,892, $18,169 and $51,886, respectively, for fiscal 2014, 2013 and 2012.

Employee stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Volatility rate	40.7%	49.2%	53.5%
Average risk-free interest rate	1.4%	0.9%	1.2%
Average expected life (in years)	3.8	4.4	6.3
Dividend yield	None	None	None

During fiscal 2013, the Company made changes to update the valuation assumptions to Company specific information. These changes are reflected in the table above and had no material impact on the calculation. For fiscal 2014 and 2013, the expected volatility was based on the historical volatility of the ULTA Common Shares. The risk free interest rate was based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. For fiscal 2014 and 2013, the expected life of options granted was derived from historical data on Ulta stock option exercises. Prior to 2013, we had limited historical data related to exercise behavior since our initial public offering on October 30, 2007. As a result, the Company elected to use the shortcut approach to determine the expected life in accordance with the SEC Staff Accounting Bulletin on share-based payments and the expected volatility was based on the historical volatility of a peer group of publicly-traded companies. Beginning in fiscal 2013, the Company introduced a forfeiture rate. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized. The Company does not currently pay a regular dividend. The dividend paid in May 2012 was a one-time special cash dividend.

The Company granted 371 stock options during fiscal 2014. The compensation cost that has been charged against income for stock option grants was $9,078, $10,214, and $11,967 for fiscal 2014, 2013, and 2012, respectively. The weighted-average grant date fair value of options granted in fiscal 2014, 2013 and 2012 was $32.38, $34.31 and $46.29, respectively. The total fair value of stock options issued that vested during fiscal 2014, 2013 and 2012 was $8,799, $10,544 and $12,089, respectively. At January 31, 2015, there was approximately $16,628 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years. The total intrinsic value of options exercised was $15,032, $49,404 and $138,291 in fiscal 2014, 2013 and 2012, respectively.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Common stock options outstanding
Beginning of year	1,090	$56.94	1,807	$41.60	3,559	$26.46
Granted	371	99.40	302	84.50	241	89.99
Exercised	(238)	44.79	(705)	31.07	(1,795)	17.57
Forfeited	(150)	72.57	(314)	53.15	(198)	46.28

End of year	1,073	$72.12	1,090	$56.94	1,807	$41.60

Exercisable at end of year	440	$43.98	363	$34.37	563	$24.85

Vested and Expected to vest	1,028	$71.28	1,046	$56.47	1,807	$41.60

The following table presents information related to options outstanding and options exercisable at January 31, 2015, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
Options outstanding	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$1.11 - 15.81	132	4	$12.20	132	4	$12.20
22.86 - 37.85	128	6	28.17	128	6	28.17
47.19 - 69.96	184	7	66.74	97	7	67.96
74.91 - 89.79	181	8	80.97	44	8	82.29
91.12 - 99.66	373	9	97.54	30	8	96.52
101.35 - 127.15	75	9	118.08	9	9	116.98

End of year	1,073	7	$72.12	440	6	$43.98

The aggregate intrinsic value of outstanding and exercisable options as of January 31, 2015 was $64,167 and $38,669, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 31, 2015 was $131.94 per share.

Restricted stock awards

The Company issues restricted stock to certain employees and its Board of Directors. Employee grants will generally cliff vest after 3 years and director grants will cliff vest within one year. The compensation expense recorded in fiscal 2014, 2013 and 2012 was $5,845, $5,789 and $1,408, respectively. Beginning in fiscal 2013, the Company introduced a forfeiture rate. Forfeitures of restricted stock awards are estimated at the grant date based on historical rates of the Company’s restricted stock award activity and reduce the compensation expense recognized. At January 31, 2015, unrecognized compensation cost related to restricted stock awards was $7,770. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s restricted stock activity is presented in the following table (shares in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Restricted stock outstanding
Beginning of year	162	$87.54	62	$81.81	22	$55.72
Granted	71	97.73	141	86.07	65	90.18
Vested	(52)	91.91	(25)	81.41	(5)	66.88
Forfeited	(30)	82.91	(16)	75.39	(20)	75.30

End of year	151	$91.74	162	$87.54	62	$81.81

Expected to vest	140	$91.74	152	$87.54	62	$81.81

11.    Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
(In thousands, except per share data)	January 31, 2015	February 1, 2014	February 2, 2013
Numerator for diluted net income per share — net income	$257,135	$202,849	$172,549
Denominator for basic net income per share — weighted-average common shares	64,335	63,992	63,250
Dilutive effect of stock options and non-vested stock	316	469	1,146

Denominator for diluted net income per share	64,651	64,461	64,396
Net income per common share:
Basic	$4.00	$3.17	$2.73
Diluted	$3.98	$3.15	$2.68

The denominator for diluted net income per common share for fiscal years 2014, 2013 and 2012 exclude 686, 658 and 533 employee options, respectively, due to their anti-dilutive effects.

12.    Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2014, 2013 and 2012, the Company match was 100% of the first 3.0% of eligible compensation. As of January 31, 2015 and February 1, 2014, the liability for the Company match was $4,104 and $3,532, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and, beginning in 2014, a Company match. In fiscal 2014, the Company match was 100% of the first 3.0% of salary. For fiscal year 2014, the liability for the Company match was $465. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities was $5,574 and $3,678 as of January 31, 2015 and February 1, 2014, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $5,656 and $4,294 as of January 31, 2015 and February 1, 2014, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2014 and 2013.

13.    Valuation and qualifying accounts

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
	(In thousands)
Fiscal 2014
Allowance for doubtful accounts	$915		$874	$(443	)(a)	$1,346
Shrink reserve	9,358		22,374	(20,134)		11,598
Inventory — lower of cost or market reserve	4,861		4,368	(3,976)		5,253
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,817	)(b)	6,899	(6,871)		(1,789)
Employee Health Care Accrued Liability	2,606		41,335	(41,506)		2,435
Fiscal 2013
Allowance for doubtful accounts	$973		$300	$(358	)(a)	$915
Shrink reserve	4,020		16,298	(10,960)		9,358
Inventory — lower of cost or market reserve	2,364		4,522	(2,025)		4,861
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,400	)(b)	7,060	(6,477)		(1,817)
Employee Health Care Accrued Liability	2,232		34,422	(34,048)		2,606
Fiscal 2012
Allowance for doubtful accounts	$556		$419	$(2	)(a)	$973
Shrink reserve	2,445		8,077	(6,502)		4,020
Inventory — lower of cost or market reserve	2,070		1,099	(805)		2,364
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,084	)(b)	4,864	(5,180)		(2,400)
Employee Health Care Accrued Liability	1,929		26,584	(26,281)		2,232

(a)	Represents write-off of uncollectible accounts

(b)	Represents prepaid insurance

14.    Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2014 and fiscal 2013. The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31.

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$713,770	$734,236	$745,722	$1,047,641	$582,712	$600,998	$618,781	$868,082
Cost of sales	467,817	474,894	463,967	697,904	378,763	388,921	387,120	574,521

Gross profit	245,953	259,342	281,755	349,737	203,949	212,077	231,661	293,561
Selling, general and administrative expenses	162,443	157,768	181,093	210,702	133,048	134,400	151,306	177,636
Pre-opening expenses	2,629	3,595	6,574	1,568	3,206	4,809	7,468	1,787

Operating income	80,881	97,979	94,088	137,467	67,695	72,868	72,887	114,138
Interest income, net	(200)	(209)	(254)	(231)	(24)	(18)	(7)	(69)

Income before income taxes	81,081	98,188	94,342	137,698	67,719	72,886	72,894	114,207
Income tax expense	31,128	37,394	35,218	50,434	25,893	27,975	27,464	43,525

Net income	$49,953	$60,794	$59,124	$87,264	$41,826	$44,911	$45,430	$70,682

Net income per common share:
Basic	$0.78	$0.94	$0.92	$1.36	$0.66	$0.70	$0.71	$1.10
Diluted	$0.77	$0.94	$0.91	$1.35	$0.65	$0.70	$0.70	$1.09

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

During fiscal year 2013, we purchased 501 shares of common stock for $37,337 at an average price of $74.58 from the 2013 Share Repurchase Program. During fiscal 2014, we purchased 321 shares of common stock for $39,923 at an average price of $124.31 from the 2014 Share Repurchase Program.

16.    Subsequent event

On March 12, 2015, the Company announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

Exhibits

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1		333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007

10.1	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7		333-144405	8/17/2007

10.1(a)	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan		S-1	10.7	(a)	333-144405	8/17/2007

10.2	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan		S-1	10.9		333-144405	8/17/2007

10.3	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan		S-1	10.10		333-144405	9/27/2007

10.4	Ulta Salon, Cosmetics & Fragrance, Inc. 2011 Incentive Award Plan		DEF 14-A	Appendix A		001-33764	5/5/2011

10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Nonqualified Deferred Compensation Plan		10-K	10.17		001-33764	4/2/2009

10.6	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon		8-K	10.1		001-33764	12/9/2013

10.7	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1		001-33764	10/25/2011

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.8	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of September 5, 2012, by and among Ulta Salon, Cosmetics and Fragrance Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		10-Q	10.1	001-33764	9/6/2012

10.9	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 6, 2013, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1	001-33764	12/9/2013

10.10	Form of Retention and Severance Agreement		8-K	10.1	001-33764	3/13/2013

14.1	Code of Business Conduct		10-K	14.1	001-33764	4/3/2013

21.1	List of Subsidiaries		10-K	21.1	001-33764	4/2/2014

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 1, 2015.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon Mary N. Dillon	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2015

/s/ Scott M. Settersten Scott M. Settersten	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	April 1, 2015

/s/ Michelle L. Collins Michelle L. Collins	Director	April 1, 2015

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	April 1, 2015

/s/ Dennis K. Eck Dennis K. Eck	Director	April 1, 2015

/s/ Catherine Halligan Catherine Halligan	Director	April 1, 2015

/s/ Charles Heilbronn Charles Heilbronn	Director	April 1, 2015

/s/ Michael R. MacDonald Michael R. MacDonald	Director	April 1, 2015

/s/ Lorna E. Nagler Lorna E. Nagler	Director	April 1, 2015

/s/ Charles J. Philippin Charles J. Philippin	Chairman of the Board of Directors	April 1, 2015

/s/ Vanessa A. Wittman Vanessa A. Wittman	Director	April 1, 2015