Form 10-Q
period 2015-05-02
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2015-06-04
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 28, 2015 was 64,232,738 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	May 2, 2015	January 31, 2015	May 3, 2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,007	$389,149	$456,709
Short-term investments	150,209	150,209	—
Receivables, net	43,558	52,440	26,722
Merchandise inventories, net	662,936	581,229	531,427
Prepaid expenses and other current assets	61,725	66,548	53,391
Deferred income taxes	20,766	20,780	22,241

Total current assets	1,325,201	1,260,355	1,090,490
Property and equipment, net	744,665	717,159	603,933
Deferred compensation plan assets	8,085	5,656	4,802

Total assets	$2,077,951	$1,983,170	$1,699,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$209,509	$190,778	$184,148
Accrued liabilities	139,284	149,412	90,343
Accrued income taxes	34,871	19,404	27,928

Total current liabilities	383,664	359,594	302,419
Deferred rent	305,355	294,127	264,679
Deferred income taxes	75,135	74,498	67,019
Other long-term liabilities	10,812	7,442	5,352

Total liabilities	774,966	735,661	639,469

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	May 2, 2015	January 31, 2015	May 3, 2014
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,770, 64,762 and 64,899 shares issued; 64,185, 64,184 and 64,324 shares outstanding; at May 2, 2015 (unaudited), January 31, 2015 and May 3, 2014 (unaudited), respectively	$647	$647	$649
Treasury stock-common, at cost	(10,726)	(9,713)	(9,378)
Additional paid-in capital	594,479	576,982	556,154
Retained earnings	718,585	679,593	512,331

Total stockholders’ equity	1,302,985	1,247,509	1,059,756

Total liabilities and stockholders’ equity	$2,077,951	$1,983,170	$1,699,225

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
(In thousands, except per share data)	May 2, 2015	May 3, 2014
Net sales	$868,122	$713,770
Cost of sales	564,938	467,817

Gross profit	303,184	245,953
Selling, general and administrative expenses	192,485	162,443
Pre-opening expenses	3,117	2,629

Operating income	107,582	80,881
Interest income, net	(311)	(200)

Income before income taxes	107,893	81,081
Income tax expense	40,947	31,128

Net income	$66,946	$49,953

Net income per common share:
Basic	$1.04	$0.78
Diluted	$1.04	$0.77
Weighted average common shares outstanding:
Basic	64,180	64,273
Diluted	64,555	64,607

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Operating activities
Net income	$66,946	$49,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,967	30,473
Deferred income taxes	651	306
Non-cash stock compensation charges	3,342	4,063
Excess tax benefits from stock-based compensation	(4,003)	(901)
Loss on disposal of property and equipment	1,121	874
Change in operating assets and liabilities:
Receivables	8,882	20,327
Merchandise inventories	(81,707)	(73,494)
Prepaid expenses and other current assets	4,823	2,602
Income taxes	19,470	13,480
Accounts payable	18,731	35,866
Accrued liabilities	(20,100)	(13,275)
Deferred rent	11,228	3,049
Other assets and liabilities	941	370

Net cash provided by operating activities	68,292	73,693
Investing activities
Purchases of property and equipment	(56,622)	(39,106)

Net cash used in investing activities	(56,622)	(39,106)
Financing activities
Repurchase of common shares	(27,956)	—
Stock options exercised	10,154	2,998
Excess tax benefits from stock-based compensation	4,003	901
Purchase of treasury shares	(1,013)	(1,253)

Net cash (used in) provided by financing activities	(14,812)	2,646

Net (decrease) increase in cash and cash equivalents	(3,142)	37,233
Cash and cash equivalents at beginning of period	389,149	419,476

Cash and cash equivalents at end of period	$386,007	$456,709

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$20,645	$17,160
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$9,972	$436

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509
Stock options exercised and other awards	200	2	—	—	10,152	—	10,154
Purchase of treasury shares	—	—	(7)	(1,013)	—	—	(1,013)
Net income for the 13 weeks ended May 2, 2015	—	—	—	—	—	66,946	66,946
Excess tax benefits from stock-based compensation	—	—	—	—	4,003	—	4,003
Stock compensation charge	—	—	—	—	3,342	—	3,342
Repurchase of common shares	(192)	(2)	—	—	—	(27,954)	(27,956)

Balance – May 2, 2015	64,770	$647	(585)	$(10,726)	$594,479	$718,585	$1,302,985

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of May 2, 2015, the Company operated 797 stores in 48 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or “the Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	12	Montana	5
Alaska	2	Nebraska	3
Arizona	24	Nevada	9
Arkansas	6	New Hampshire	6
California	93	New Jersey	20
Colorado	17	New Mexico	3
Connecticut	8	New York	29
Delaware	1	North Carolina	25
Florida	55	North Dakota	1
Georgia	26	Ohio	29
Idaho	4	Oklahoma	9
Illinois	45	Oregon	9
Indiana	15	Pennsylvania	29
Iowa	7	Rhode Island	2
Kansas	6	South Carolina	13
Kentucky	10	South Dakota	2
Louisiana	16	Tennessee	11
Maine	3	Texas	80
Maryland	12	Utah	11
Massachusetts	13	Virginia	21
Michigan	37	Washington	16
Minnesota	12	West Virginia	4
Mississippi	5	Wisconsin	14
Missouri	16	Wyoming	1

		Total	797

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 2, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2015 and 2014 ended on May 2, 2015 and May 3, 2014, respectively.

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

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Volatility rate	38.0%	41.1%
Average risk-free interest rate	1.1%	1.4%
Average expected life (in years)	3.6	3.8
Dividend yield	None	None

The Company granted 87 and 287 stock options during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. The compensation cost that has been charged against operating income for stock option grants was $2,031 and $2,133 for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. The weighted-average grant date fair value of these options was $44.84 and $32.04, respectively. At May 2, 2015, there was approximately $17,440 of unrecognized compensation expense related to unvested stock options.

The Company issued 63 and 46 restricted stock awards during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. The compensation cost that has been charged against operating income for restricted stock awards was $1,311 and $1,930 for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. At May 2, 2015, there was approximately $15,322 of unrecognized compensation expense related to restricted stock awards.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017. In April 2015, the FASB voted for a proposed one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will be effective beginning in fiscal year 2018 with early adoption as of the original effective date permitted. The standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

3.	Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts were insignificant in the 13 weeks ended May 2, 2015 and May 3, 2014. Total rent expense under operating leases was $44,558 and $38,538 for 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

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

On December 4, 2013, a putative employment class action lawsuit was filed against us in the Superior Court of California, Santa Clara County and was removed to the U.S. Northern District Court of California on January 8, 2014. It seeks class action certification for claims involving payment of wages using an ATM card; allegedly failing to provide accurate and complete wage statements; allegedly failing to pay all minimum and overtime wages; and allegedly failing to pay meal and rest break premiums due to Ulta’s exit inspection practice. On August 29, 2014, the court stayed the exit inspection portion of the litigation, thus the case is proceeding with respect to the paycard-related claims. The issue in this class action is whether Ulta was required by law to obtain employee consent to use pay cards for purposes of supplemental and final pay, and whether the pay statements issued in conjunction with pay cards complied with California’s Labor Code provision. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter. The parties have agreed to private mediation, which is set for September 2, 2015.

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

As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company held financial liabilities of $8,269, $5,574 and $4,376, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
(In thousands, except per share data)	May 2, 2015	May 3, 2014
Numerator for diluted net income per share – net income	$66,946	$49,953
Denominator for basic net income per share – weighted-average common shares	64,180	64,273
Dilutive effect of stock options and non-vested stock	375	334

Denominator for diluted net income per share	64,555	64,607
Net income per common share:
Basic	$1.04	$0.78
Diluted	$1.04	$0.77

The denominators for diluted net income per common share for the 13 weeks ended May 2, 2015 and May 3, 2014 exclude 200 and 665 employee stock options, respectively, due to their anti-dilutive effects.

7.	Share repurchase program

On September 11, 2014, the Company announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300,000 of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $112,664 from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

On March 12, 2015, the Company announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

During the 13 weeks ended May 2, 2015, we purchased 192 shares of common stock for $27,956 at an average price of $145.26. There were no repurchases during the 13 weeks ended May 3, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; customer acceptance of our rewards program and technological and marketing initiatives; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 31, 2015. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” “the Company,” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives customer loyalty. Our stores are predominantly located in convenient, high-traffic locations such as power centers. As of May 2, 2015, we operated 797 stores across 48 states.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2015 and 2014 ended on May 2, 2015 and May 3, 2014, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	2015	2014	2015	2014
Net sales	$868,122	$713,770	100.0%	100.0%
Cost of sales	564,938	467,817	65.1%	65.5%

Gross profit	303,184	245,953	34.9%	34.5%
Selling, general and administrative expenses	192,485	162,443	22.2%	22.8%
Pre-opening expenses	3,117	2,629	0.4%	0.4%

Operating income	107,582	80,881	12.4%	11.3%
Interest income, net	(311)	(200)	0.0%	0.0%

Income before income taxes	107,893	81,081	12.4%	11.4%
Income tax expense	40,947	31,128	4.7%	4.4%

Net income	$66,946	$49,953	7.7%	7.0%

Other operating data:
Number of stores end of period	797	696
Comparable sales increase:
Retail and salon comparable sales	9.7%	6.8%
E-commerce comparable sales	49.8%	72.3%

Total comparable sales increase	11.4%	8.7%

Comparison of 13 weeks ended May 2, 2015 to 13 weeks ended May 3, 2014

Net sales

Net sales increased $154.3 million, or 21.6%, to $868.1 million for the 13 weeks ended May 2, 2015, compared to $713.8 million for the 13 weeks ended May 3, 2014. Salon service sales increased $8.7 million or 20.5%, to $51.3 million compared to $42.6 million in the first quarter of 2014. E-commerce sales increased $14.6 million or 49.8%, to $44.0 million compared to $29.4 million in the first quarter of 2014. The net sales increases are due to comparable stores driving an increase of $80.4 million and non-comparable store increases of $73.9 million compared to the first quarter of 2014.

The 11.4% comparable sales increase consisted of a 9.7% increase at the Company’s retail and salon stores and a 49.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 170 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended May 2, 2015 compared to 190 basis points for the 13 weeks ended May 3, 2014. The total comparable store sales increase included a 7.2% increase in transactions and a 4.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $57.2 million or 23.3%, to $303.2 million for the 13 weeks ended May 2, 2015, compared to $246.0 million for the 13 weeks ended May 3, 2014. Gross profit as a percentage of net sales increased 40 basis points to 34.9% for the 13 weeks ended May 2, 2015, compared to 34.5% for the 13 weeks ended May 3, 2014. The increase in gross profit margin was primarily due to:

•	30 basis points of improvement in merchandise margins driven by our marketing and merchandising strategies; and

•	10 basis points of leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $30.1 million or 18.5%, to $192.5 million for the 13 weeks ended May 2, 2015, compared to $162.4 million for the 13 weeks ended May 3, 2014. SG&A expenses as a percentage of net sales decreased 60 basis points to 22.2% for the 13 weeks ended May 2, 2015, compared to 22.8% for the 13 weeks ended May 3, 2014. The leverage in SG&A expenses is primarily due to:

•	70 basis points of improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume; offset by

•	10 basis points deleverage in corporate overhead expense primarily driven by higher consulting and depreciation expense.

Pre-opening expenses

Pre-opening expenses increased $0.5 million to $3.1 million for the 13 weeks ended May 2, 2015, compared to $2.6 million for the 13 weeks ended May 3, 2014. During the 13 weeks ended May 2, 2015, we opened 24 new stores and relocated one store compared to 21 new store openings during the 13 weeks ended May 3, 2014.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended May 2, 2015 and May 3, 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first quarter of fiscal 2015 or 2014.

Income tax expense

Income tax expense of $40.9 million for the 13 weeks ended May 2, 2015 represents an effective tax rate of 38.0%, compared to $31.1 million of tax expense representing an effective tax rate of 38.4% for the 13 weeks ended May 3, 2014. The lower tax rate is primarily due to a decrease in book expense on incentive stock options and an increase in disqualifying dispositions on incentive stock options.

Net income

Net income increased $16.9 million or 34.0%, to $66.9 million for the 13 weeks ended May 2, 2015, compared to $50.0 million for the 13 weeks ended May 3, 2014. The increase is primarily related to the $57.2 million increase in gross profit, offset by a $30.1 million increase in SG&A expenses and a $9.8 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand and cash flows from operations, including changes in working capital and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

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

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2015	2014
Net cash provided by operating activities	$68,292	$73,693
Net cash used in investing activities	(56,622)	(39,106)
Net cash (used in) provided by financing activities	(14,812)	2,646

Net (decrease) increase in cash and cash equivalents	$(3,142)	$37,233

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $662.9 million at May 2, 2015, compared to $531.4 million at May 3, 2014, representing an increase of $131.5 million. Average inventory per store increased 8.9% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $77 million due to the addition of 101 net new stores opened since May 3, 2014; and

•	approximately $54 million due to strong sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

We had a current tax liability of $34.9 at May 2, 2015, compared to $27.9 million at May 3, 2014. The increase in taxes payable is primarily due to an increase in pre-tax book income.

Deferred rent liabilities were $305.4 million at May 2, 2015, an increase of $40.7 million compared to $264.7 million at May 3, 2014. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 101 net new stores opened since May 3, 2014.

The $11.5 million cash flow benefit from income taxes is due to timing of estimated payments and tax deductible stock option exercises.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $56.6 million during the 13 weeks ended May 2, 2015, compared to $39.1 million during the 13 weeks ended May 3, 2014. The increase in capital expenditures year over year is primarily due to investments in information technology systems, supply chain initiatives and the increased number of new store openings during the 13 weeks ended May 2, 2015, compared to the 13 weeks ended May 3, 2014.

Financing activities

Financing activities in fiscal 2015 and 2014 consist principally of capital stock transactions and the related income tax effects and our share repurchase program. Purchase of treasury shares in fiscal 2015 and 2014 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of May 2, 2015, January 31, 2015 and May 3, 2014. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

Share repurchase program

On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which we may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $112.7 million from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

During the 13 weeks ended May 2, 2015, we purchased 192,422 shares of common stock for $28.0 million at an average price of $145.26. There were no repurchases during the 13 weeks ended May 3, 2014.

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

As of May 2, 2015, January 31, 2015 and May 3, 2014, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of May 2, 2015, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 2, 2015.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017. In April 2015, the FASB voted for a proposed one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will be effective beginning in fiscal year 2018 with early adoption as of the original effective date permitted. This standard allows for either full retrospective or modified retrospective adoption. We are currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 13 weeks ended May 2, 2015. The interest expense recognized in our statement of income is primarily related to unused facility fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 2, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 4, 2013, a putative employment class action lawsuit was filed against us in the Superior Court of California, Santa Clara County and was removed to the U.S. Northern District Court of California on January 8, 2014. It seeks class action certification for claims involving payment of wages using an ATM card; allegedly failing to provide accurate and complete wage statements; allegedly failing to pay all minimum and overtime wages; and allegedly failing to pay meal and rest break premiums due to Ulta’s exit inspection practice. On August 29, 2014, the court stayed the exit inspection portion of the litigation, thus the case is proceeding with respect to the paycard-related claims. The issue in this class action is whether Ulta was required by law to obtain employee consent to use pay cards for purposes of supplemental and final pay, and whether the pay statements issued in conjunction with pay cards complied with California’s Labor Code provision. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter. The parties have agreed to private mediation, which is set for September 2, 2015.

We are also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth repurchases of our common stock during the first quarter of 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
February 1, 2015 to February 28, 2015	66,327	$135.56	66,327	$251,083
March 1, 2015 to March 28, 2015	41,230	144.15	35,949	245,948
March 29, 2015 to May 2, 2015	91,573	153.34	90,146	332,120

13 weeks ended May 2, 2015	199,130	145.52	192,422	332,120

(1)	There were 192,422 shares repurchased as part of our publicly announced share repurchase program during the three months ended May 2, 2015 and there were 6,708 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $112.7 million from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. As of May 2, 2015, $332.1 million remained available under the $400 million 2014 Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10.1	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 4, 2015 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary