Form 10-Q
period 2015-08-01
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2015-09-03
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 27, 2015 was 63,939,120 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,214	$389,149	$363,058
Short-term investments	150,209	150,209	100,146
Receivables, net	45,277	52,440	42,110
Merchandise inventories, net	705,660	581,229	541,508
Prepaid expenses and other current assets	67,076	66,548	58,859
Prepaid income taxes	1,883	—	—
Deferred income taxes	20,766	20,780	22,012

Total current assets	1,316,085	1,260,355	1,127,693

Property and equipment, net	791,904	717,159	646,890
Deferred compensation plan assets	7,921	5,656	5,229

Total assets	$2,115,910	$1,983,170	$1,779,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$215,720	$190,778	$163,459
Accrued liabilities	154,494	149,412	126,792
Accrued income taxes	—	19,404	9,890

Total current liabilities	370,214	359,594	300,141

Deferred rent	315,931	294,127	281,348
Deferred income taxes	75,167	74,498	65,842
Other long-term liabilities	10,809	7,442	6,440

Total liabilities	772,121	735,661	653,771

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,595, 64,762 and 64,951 shares issued; 64,007, 64,184 and 64,375 shares outstanding; at August 1, 2015 (unaudited), January 31, 2015 and August 2, 2014 (unaudited), respectively	$646	$647	$650
Treasury stock-common, at cost	(11,191)	(9,713)	(9,461)
Additional paid-in capital	607,375	576,982	561,727
Retained earnings	746,959	679,593	573,125

Total stockholders’ equity	1,343,789	1,247,509	1,126,041

Total liabilities and stockholders’ equity	$2,115,910	$1,983,170	$1,779,812

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$876,999	$734,236	$1,745,121	$1,448,006
Cost of sales	570,524	474,894	1,135,462	942,711

Gross profit	306,475	259,342	609,659	505,295

Selling, general and administrative expenses	183,937	157,768	376,422	320,211
Pre-opening expenses	4,078	3,595	7,195	6,224

Operating income	118,460	97,979	226,042	178,860
Interest income, net	(276)	(209)	(587)	(409)

Income before income taxes	118,736	98,188	226,629	179,269
Income tax expense	44,567	37,394	85,514	68,522

Net income	$74,169	$60,794	$141,115	$110,747

Net income per common share:
Basic	$1.16	$0.94	$2.20	$1.72
Diluted	$1.15	$0.94	$2.19	$1.71

Weighted average common shares outstanding:
Basic	64,087	64,349	64,134	64,311
Diluted	64,410	64,636	64,484	64,618

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014
Operating activities
Net income	$141,115	$110,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,738	62,372
Deferred income taxes	683	(642)
Non-cash stock compensation charges	7,578	7,603
Excess tax benefits from stock-based compensation	(7,257)	(1,423)
Loss on disposal of property and equipment	1,629	2,582
Change in operating assets and liabilities:
Receivables	7,163	4,939
Merchandise inventories	(124,431)	(83,575)
Prepaid expenses and other current assets	(528)	(2,866)
Income taxes	(14,030)	(4,036)
Accounts payable	24,942	15,177
Accrued liabilities	(10,812)	1,601
Deferred rent	21,804	19,718
Other assets and liabilities	1,102	1,031

Net cash provided by operating activities	125,696	133,228

Investing activities
Purchases of short-term investments	(50,000)	(100,146)
Proceeds from short-term investments	50,000	—
Purchases of property and equipment	(137,218)	(94,097)

Net cash used in investing activities	(137,218)	(194,243)

Financing activities
Repurchase of common shares	(73,753)	—
Stock options exercised	15,561	4,510
Excess tax benefits from stock-based compensation	7,257	1,423
Purchase of treasury shares	(1,478)	(1,336)

Net cash (used in) provided by financing activities	(52,413)	4,597

Net decrease in cash and cash equivalents	(63,935)	(56,418)
Cash and cash equivalents at beginning of period	389,149	419,476

Cash and cash equivalents at end of period	$325,214	$363,058

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$98,437	$72,855
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$15,893	$22,010

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509
Stock options exercised and other awards	317	3	—	—	15,558	—	15,561
Purchase of treasury shares	—	—	(10)	(1,478)	—	—	(1,478)
Net income for the 26 weeks ended August 1, 2015	—	—	—	—	—	141,115	141,115
Excess tax benefits from stock-based compensation	—	—	—	—	7,257	—	7,257
Stock compensation charge	—	—	—	—	7,578	—	7,578
Repurchase of common shares	(484)	(4)	—	—	—	(73,749)	(73,753)

Balance – August 1, 2015	64,595	$646	(588)	$(11,191)	$607,375	$746,959	$1,343,789

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of August 1, 2015, the Company operated 817 stores in 48 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or “the Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	12	Montana	5
Alaska	2	Nebraska	3
Arizona	24	Nevada	10
Arkansas	6	New Hampshire	6
California	97	New Jersey	21
Colorado	17	New Mexico	4
Connecticut	9	New York	29
Delaware	1	North Carolina	25
Florida	57	North Dakota	1
Georgia	26	Ohio	29
Idaho	6	Oklahoma	10
Illinois	45	Oregon	9
Indiana	15	Pennsylvania	29
Iowa	8	Rhode Island	2
Kansas	6	South Carolina	14
Kentucky	10	South Dakota	2
Louisiana	16	Tennessee	13
Maine	3	Texas	80
Maryland	13	Utah	11
Massachusetts	13	Virginia	21
Michigan	38	Washington	17
Minnesota	12	West Virginia	4
Mississippi	5	Wisconsin	14
Missouri	16	Wyoming	1

		Total	817

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 1, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2015 and 2014 ended on August 1, 2015 and August 2, 2014, respectively.

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

	26 Weeks Ended
	August 1, 2015	August 2, 2014
Volatility rate	38.0%	40.9%
Average risk-free interest rate	1.1%	1.4%
Average expected life (in years)	3.6	3.8
Dividend yield	None	None

The Company granted 89 and 320 stock options during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. The compensation cost that has been charged against operating income was $1,908 and $2,471 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. The compensation cost that has been charged against operating income was $3,939 and $4,604 for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. The weighted-average grant date fair value of these options was $44.79 and $31.74, respectively. At August 1, 2015, there was approximately $32,441 of unrecognized compensation expense related to unvested stock options.

The Company issued 73 and 68 restricted stock awards during 26 weeks ended August 1, 2015 and August 2, 2014, respectively. The compensation cost that has been charged against operating income was $2,328 and $1,069 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. The compensation cost that has been charged against operating income was $3,639 and $2,999 for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. At August 1, 2015, there was approximately $29,931 of unrecognized compensation expense related to restricted stock awards.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective beginning in fiscal year 2018 with early adoption permitted beginning in fiscal 2017. The standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

3. Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years and leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts were insignificant in the 13 and 26 weeks ended August 1, 2015 and August 2, 2014. Total rent expense under operating leases was $43,743 and $38,941 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Total rent expense under operating leases was $88,301 and $77,480 for 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

General litigation – On March 2, 2012, a putative employment class action lawsuit (Moore v. Ulta) was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class, the Company opposed the plaintiff’s request and is waiting for the court to issue a decision. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of California’s labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay, all related to exit inspections of employees. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

The Company has not recorded any accruals for this matter because the Company’s potential liability for the matter is not probable and cannot be reasonably estimated based on currently available information and early stage of the pending litigation. Although the maximum amount of liability that may ultimately result from this matter cannot be predicted with certainty, management expects that this matter, when ultimately resolved, will not have a material adverse effect on the Company’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of this matter could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in a significant liability for the Company.

On December 4, 2013, a putative employment class action lawsuit (Galvez v. Ulta) was filed against us in the Superior Court of California, Santa Clara County and was removed to the United States District Court for the Northern District of California on January 8, 2014. It seeks class action certification for claims involving payment of wages using an ATM card (“pay card” related claims); as well as claims related to allegedly failing to provide accurate and complete wage statements; allegedly failing to pay all minimum and overtime wages; and allegedly failing to pay meal and rest break premiums due to exit inspections of employees (exit inspection related claims). On August 29, 2014, the court stayed the exit inspection portion of the litigation, thus the case is proceeding only with respect to the pay card-related claims. The suit alleges that Ulta was required by law to obtain employee consent to use pay cards for purposes of supplemental and final pay and that pay statements issued in conjunction with pay cards did not comply with California’s Labor Code. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter. The parties have agreed to private mediation, which is set for September 2, 2015.

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

On May 19, 2015, a putative employment class action lawsuit (Paez v. Ulta) was filed against us in the Superior Court of California, San Bernardino County, and was removed to the U.S. District Court for the Central District of California on June 24, 2015. As with the Moore class action noted above, it also alleges that Ulta violated various provisions of California’s labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay, all related to exit inspections of employees. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

The Company has not recorded any accruals for this matter because the Company’s potential liability for the matter is not probable and cannot be reasonably estimated based on currently available information and the early stage of the pending litigation. Although the maximum amount of liability that may ultimately result from this matter cannot be predicted with certainty, management expects that this matter, when ultimately resolved, will not have a material adverse effect on the Company’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of this matter could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in a significant liability for the Company.

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

As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5. Investments

The Company’s short-term investments as of August 1, 2015 consist of $150,209 in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at August 1, 2015.

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

As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company held financial liabilities of $8,026, $5,574 and $4,494, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7. Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator for diluted net income per share – net income	$74,169	$60,794	$141,115	$110,747
Denominator for basic net income per share – weighted-average common shares	64,087	64,349	64,134	64,311
Dilutive effect of stock options and non-vested stock	323	287	350	307

Denominator for diluted net income per share	64,410	64,636	64,484	64,618

Net income per common share:
Basic	$1.16	$0.94	$2.20	$1.72
Diluted	$1.15	$0.94	$2.19	$1.71

The denominators for diluted net income per common share for the 13 weeks ended August 1, 2015 and August 2, 2014 exclude 119 and 621 employee stock options and restricted stock, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 26 weeks ended August 1, 2015 and August 2, 2014 exclude 185 and 743 employee stock options and restricted stock, respectively, due to their anti-dilutive effects.

8. Share repurchase program

On September 11, 2014, the Company announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300,000 of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amount of $112,664 from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

On March 12, 2015, the Company announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

During the 26 weeks ended August 1, 2015, we purchased 484 shares of common stock for $73,753 at an average price of $152.48. There were no repurchases during the 26 weeks ended August 2, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; customer acceptance of our rewards program and technological and marketing initiatives; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened distribution center may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” “the Company,” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives customer loyalty. Our stores are predominantly located in convenient, high-traffic locations such as power centers. As of August 1, 2015, we operated 817 stores across 48 states.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable sales, by opening new stores and by increasing sales in our e-commerce channel. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a more than 1,200 store chain with a successful e-commerce business and competitive omni-channel capabilities.

Basis of presentation

We have determined the operating segments on the same basis that we use to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumers, economic characteristics, nature of products and distribution methods.

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

Interest expense includes unused facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure, which can result in increased cost in periods of rising interest rates. Interest income represents interest from short-term investments with maturities of twelve months or less from the date of purchase.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2015 and 2014 ended on August 1, 2015 and August 2, 2014, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
(Dollars in thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$876,999	$734,236	$1,745,121	$1,448,006
Cost of sales	570,524	474,894	1,135,462	942,711

Gross profit	306,475	259,342	609,659	505,295

Selling, general and administrative expenses	183,937	157,768	376,422	320,211
Pre-opening expenses	4,078	3,595	7,195	6,224

Operating income	118,460	97,979	226,042	178,860
Interest income, net	(276)	(209)	(587)	(409)

Income before income taxes	118,736	98,188	226,629	179,269
Income tax expense	44,567	37,394	85,514	68,522

Net income	$74,169	$60,794	$141,115	$110,747

Other operating data:
Number of stores end of period	817	715	817	715
Comparable sales increase:
Retail and salon comparable sales	8.9%	8.3%	9.3%	7.6%
E-commerce comparable sales	43.4%	54.9%	46.8%	63.8%

Total comparable sales increase	10.1%	9.6%	10.8%	9.2%

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1%	64.7%	65.1%	65.1%

Gross profit	34.9%	35.3%	34.9%	34.9%

Selling, general and administrative expenses	21.0%	21.5%	21.6%	22.1%
Pre-opening expenses	0.5%	0.5%	0.4%	0.4%

Operating income	13.5%	13.3%	13.0%	12.4%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	13.5%	13.4%	13.0%	12.4%
Income tax expense	5.1%	5.1%	4.9%	4.7%

Net income	8.5%	8.3%	8.1%	7.6%

Comparison of 13 weeks ended August 1, 2015 to 13 weeks ended August 2, 2014

Net sales

Net sales increased $142.8 million or 19.4%, to $877.0 million for the 13 weeks ended August 1, 2015, compared to $734.2 million for the 13 weeks ended August 2, 2014. Salon service sales increased $8.5 million or 19.7%, to $51.6 million compared to $43.1 million in the second quarter of 2014. E-commerce sales increased $10.9 million or 43.4%, to $36.1 million compared to $25.2 million in the second quarter of 2014. The net sales increase is due to comparable stores driving an increase of $73.3 million and an increase in non-comparable stores of $69.5 million compared to the second quarter of 2014.

The 10.1% comparable sales increase consisted of an 8.9% increase at the Company’s retail and salon stores and a 43.4% increase in the Company’s e-commerce business. The salon business contributed 10 basis points to the retail and salon comp of 8.9%. The inclusion of the e-commerce business resulted in an increase of approximately 120 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended August 1, 2015 compared to 130 basis points for the 13 weeks ended August 2, 2014. The total comparable sales increase included a 7.0% increase in transactions and a 3.1% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $47.1 million or 18.2%, to $306.5 million for the 13 weeks ended August 1, 2015, compared to $259.3 million for the 13 weeks ended August 2, 2014. Gross profit as a percentage of net sales decreased 40 basis points to 34.9% for the 13 weeks ended August 1, 2015, compared to 35.3% for the 13 weeks ended August 2, 2014. The decrease in gross profit margin was primarily due to supply chain deleverage related to the addition of our new Greenwood, Indiana distribution center offset by a slight improvement in merchandise margins driven by our marketing and merchandising strategies.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $26.2 million or 16.6%, to $183.9 million for the 13 weeks ended August 1, 2015, compared to $157.8 million for the 13 weeks ended August 2, 2014. As a percentage of net sales, SG&A expenses decreased 50 basis points to 21.0% for the 13 weeks ended August 1, 2015, compared to 21.5% for the 13 weeks ended August 2, 2014. The leverage in SG&A expenses is primarily due to improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $0.5 million to $4.1 million for the 13 weeks ended August 1, 2015, compared to $3.6 million for the 13 weeks ended August 2, 2014. During the 13 weeks ended August 1, 2015, we opened 20 new stores, relocated one store and remodeled two stores, compared to 19 new store openings and four remodeled stores during the 13 weeks ended August 2, 2014.

Interest income and expense

Interest income and expense was insignificant for the 13 weeks ended August 1, 2015 and August 2, 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the second quarter of fiscal 2015 or 2014.

Income tax expense

Income tax expense of $44.6 million for the 13 weeks ended August 1, 2015 represents an effective tax rate of 37.5%, compared to $37.4 million of tax expense representing an effective tax rate of 38.1% for the 13 weeks ended August 2, 2014. The lower tax rate is primarily due to an increase in tax deductible incentive stock option exercises and a decrease in state taxes.

Net income

Net income increased $13.4 million or 22.0%, to $74.2 million for the 13 weeks ended August 1, 2015, compared to $60.8 million for the 13 weeks ended August 2, 2014. The increase is primarily related to the $47.1 million increase in gross profit, offset by a $26.2 million increase in SG&A expenses and a $7.2 million increase in income tax expense.

Comparison of 26 weeks ended August 1, 2015 to 26 weeks ended August 2, 2014

Net sales

Net sales increased $297.1 million or 20.5%, to $1,745.1 million for the 26 weeks ended August 1, 2015, compared to $1,448.0 million for the 26 weeks ended August 2, 2014. Salon service sales increased $17.2 million or 20.1%, to $102.9 million compared to $85.7 million in the first 26 weeks of fiscal 2014. E-commerce sales increased $25.6 million or 46.8%, to $80.1 million compared to $54.5 million in the first 26 weeks of fiscal 2014. The net sales increase is due to comparable stores driving an increase of $153.7 million and an increase in non-comparable stores of $143.4 million compared to the first 26 weeks of fiscal 2014.

The 10.8% comparable sales increase consisted of a 9.3% increase at the Company’s retail and salon stores and a 46.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 150 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended August 1, 2015 compared to 160 basis points for the 26 weeks ended August 2, 2014. The total comparable sales increase included a 7.2% increase in transactions and a 3.6% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $104.4 million or 20.7%, to $609.7 million for the 26 weeks ended August 1, 2015, compared to $505.3 million for the 26 weeks ended August 2, 2014. Gross profit as a percentage of net sales was 34.9% for the 26 weeks ended August 1, 2015 and August 2, 2014. Compared to the prior year’s gross profit margin, the current year was positively impacted by improvement in merchandise margins driven by our marketing and merchandising strategies offset by supply chain deleverage related to the addition of our new Greenwood, Indiana distribution leading to the same gross margin percentage as the prior year.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $56.2 million or 17.6%, to $376.4 million for the 26 weeks ended August 1, 2015, compared to $320.2 million for the 26 weeks ended August 2, 2014. As a percentage of net sales, SG&A expenses decreased 50 basis points to 21.6% for the 26 weeks ended August 1, 2015, compared to 22.1% for the 26 weeks ended August 2, 2014. The leverage in SG&A expenses is primarily due to improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $1.0 million to $7.2 million for the 26 weeks ended August 1, 2015, compared to $6.2 million for the 26 weeks ended August 2, 2014. During the 26 weeks ended August 1, 2015, we opened 44 new stores, relocated two stores and remodeled two stores, compared to 40 new store openings and four remodeled stores during the 26 weeks ended August 2, 2014.

Interest income and expense

Interest income and expense was insignificant for the 26 weeks ended August 1, 2015 and August 2, 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first 26 weeks of fiscal 2015 or 2014.

Income tax expense

Income tax expense of $85.5 million for the 26 weeks ended August 1, 2015 represents an effective tax rate of 37.7%, compared to $68.5 million of tax expense representing an effective tax rate of 38.2% for the 26 weeks ended August 2, 2014. The lower tax rate is primarily due to an increase in tax deductible incentive stock option exercises and a decrease in state taxes.

Net income

Net income increased $30.4 million or 27.4%, to $141.1 million for the 26 weeks ended August 1, 2015, compared to $110.7 million for the 26 weeks ended August 2, 2014. The increase is primarily related to the $104.4 million increase in gross profit, offset by a $56.2 million increase in SG&A expenses and a $17.0 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand, short-term investments and cash flows from operations, including changes in working capital and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$125,696	$133,228
Purchases of short-term investments	(50,000)	(100,146)
Proceeds from short-term investments	50,000	—
Purchases of property and equipment	(137,218)	(94,097)

Net cash used in investing activities	(137,218)	(194,243)

Net cash (used in) provided by financing activities	(52,413)	4,597

Net decrease in cash and cash equivalents	$(63,935)	$(56,418)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $705.7 million at August 1, 2015, compared to $541.5 million at August 2, 2014, representing an increase of $164.2 million. Average inventory per store increased 14% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $77 million due to the addition of 102 net new stores opened since August 2, 2014;

•	approximately $67 million due to strong sales, new brand additions and incremental inventory for in-store prestige brand boutiques; and

•	approximately $20 million due to the opening of the Company’s fourth distribution center in Greenwood, Indiana.

We had a prepaid tax asset of $1.9 million at August 1, 2015, compared to a current tax liability of $9.9 million at August 2, 2014. The decrease in taxes payable is primarily due to an increase in tax deductible stock option exercises.

Deferred rent liabilities were $315.9 million at August 1, 2015, an increase of $34.6 million compared to $281.3 million at August 2, 2014. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 102 net new stores opened since August 2, 2014.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $137.2 million during the 26 weeks ended August 1, 2015, compared to $94.1 million during the 26 weeks ended August 2, 2014. The increase in capital expenditures year over year is primarily due to investments in information technology systems, supply chain initiatives, merchandise fixtures and the increased number of new store openings during the 26 weeks ended August 1, 2015, compared to the 26 weeks ended August 2, 2014. As of August 1, 2015, we had $150.2 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2015 and 2014 consist principally of capital stock transactions and the related income tax effects and our share repurchase program. Purchase of treasury shares represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of August 1, 2015, January 31, 2015 or August 2, 2014. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

During the 26 weeks ended August 1, 2015, we purchased 483,649 shares of common stock for $73.8 million at an average price of $152.48. There were no repurchases during the 26 weeks ended August 2, 2014.

Credit facility

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200 million, or a percentage of eligible owned inventory, contains a $10 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50 million, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times.

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

As of August 1, 2015, January 31, 2015 and August 2, 2014, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of August 1, 2015, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended August 1, 2015.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective beginning in fiscal year 2018 with early adoption permitted beginning in fiscal 2017. This standard allows for either full retrospective or modified retrospective adoption. We are currently evaluating the application method and the impact of this new standard on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended August 1, 2015. The interest expense recognized in our statement of income is primarily related to unused facility fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 1, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 26 weeks ended August 1, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

General litigation – On March 2, 2012, a putative employment class action lawsuit (Moore v. Ulta) was filed against us and certain unnamed defendants in state court in Los Angeles County, California. On April 12, 2012, the Company removed the case to the United States District Court for the Central District of California. On August 8, 2013, the plaintiff asked the court to certify the proposed class, the Company opposed the plaintiff’s request and is waiting for the court to issue a decision. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of California’s labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay, all related to exit inspections of employees. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

On December 4, 2013, a putative employment class action lawsuit (Galvez v. Ulta) was filed against us in the Superior Court of California, Santa Clara County and was removed to the United States District Court for the Northern District of California on January 8, 2014. It seeks class action certification for claims involving payment of wages using an ATM card (“pay card” related claims); as well as claims related to allegedly failing to provide accurate and complete wage statements; allegedly failing to pay all minimum and overtime wages; and allegedly failing to pay meal and rest break premiums due to exit inspections of employees (exit inspection related claims). On August 29, 2014, the court stayed the exit inspection portion of the litigation, thus the case is proceeding only with respect to the pay card-related claims. The suit alleges that Ulta was required by law to obtain employee consent to use pay cards for purposes of supplemental and final pay and that pay statements issued in conjunction with pay cards did not comply with California’s Labor Code. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter. The parties have agreed to private mediation, which is set for September 2, 2015.

On May 19, 2015, a putative employment class action lawsuit (Paez v. Ulta) was filed against us in the Superior Court of California, San Bernardino County, and was removed to the U.S. District Court for the Central District of California on June 24, 2015. As with the Moore class action noted above, it also alleges that Ulta violated various provisions of California’s labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay, all related to exit inspections of employees. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
May 3, 2015 to May 30, 2015	102,355	$152.54	100,125	$316,837
May 31, 2015 to June 27, 2015	88,984	155.46	88,199	303,124
June 28, 2015 to August 1, 2015	102,903	163.28	102,903	286,322

13 weeks ended August 1, 2015	294,242	157.18	291,227	286,322

(1) There were 291,227 shares repurchased as part of our publicly announced share repurchase program during the three months ended August 1, 2015 and there were 3,015 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2) On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $112.7 million from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. As of August 1, 2015, $286.3 million remained available under the $400 million 2014 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 3, 2015 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary