Form 10-Q
period 2015-10-31
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2015-12-03
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 25, 2015 was 63,699,389 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	October 31,	January 31,	November 1,
(In thousands)	2015	2015	2014
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,552	$389,149	$295,060
Short-term investments	150,209	150,209	100,000
Receivables, net	50,939	52,440	49,399
Merchandise inventories, net	884,407	581,229	709,667
Prepaid expenses and other current assets	70,467	66,548	60,907
Prepaid income taxes	2,133	—	—
Deferred income taxes	20,483	20,780	15,709

Total current assets	1,388,190	1,260,355	1,230,742
Property and equipment, net	844,238	717,159	686,898
Deferred compensation plan assets	7,570	5,656	5,119

Total assets	$2,239,998	$1,983,170	$1,922,759

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$291,269	$190,778	$236,329
Accrued liabilities	166,707	149,412	128,465
Accrued income taxes	—	19,404	4,917

Total current liabilities	457,976	359,594	369,711
Deferred rent	324,314	294,127	293,895
Deferred income taxes	72,646	74,498	65,880
Other long-term liabilities	10,903	7,442	6,940

Total liabilities	865,839	735,661	736,426
Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	October 31,	January 31,	November 1,
(In thousands, except per share data)	2015	2015	2014
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,355, 64,762 and 64,992 shares issued; 63,765, 64,184 and 64,414 shares outstanding; at October 31, 2015 (unaudited), January 31, 2015 and November 1, 2014 (unaudited), respectively	$643	$647	$650
Treasury stock-common, at cost	(11,587)	(9,713)	(9,713)
Additional paid-in capital	614,589	576,982	573,118
Retained earnings	770,514	679,593	622,278

Total stockholders’ equity	1,374,159	1,247,509	1,186,333

Total liabilities and stockholders’ equity	$2,239,998	$1,983,170	$1,922,759

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share data)	2015	2014	2015	2014
Net sales	$910,700	$745,722	$2,655,821	$2,193,728
Cost of sales	575,062	463,967	1,710,524	1,406,678

Gross profit	335,638	281,755	945,297	787,050
Selling, general and administrative expenses	218,763	181,093	595,185	501,304
Pre-opening expenses	6,106	6,574	13,301	12,798

Operating income	110,769	94,088	336,811	272,948
Interest income, net	(283)	(254)	(870)	(663)

Income before income taxes	111,052	94,342	337,681	273,611
Income tax expense	39,982	35,218	125,496	103,740

Net income	$71,070	$59,124	$212,185	$169,871

Net income per common share:
Basic	$1.11	$0.92	$3.31	$2.64
Diluted	$1.11	$0.91	$3.30	$2.63
Weighted average common shares outstanding:
Basic	63,882	64,419	64,050	64,347
Diluted	64,196	64,738	64,383	64,655

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
(In thousands)	2015	2014
Operating activities
Net income	$212,185	$169,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,051	96,055
Deferred income taxes	(1,555)	5,699
Non-cash stock compensation charges	11,126	11,436
Excess tax benefits from stock-based compensation	(8,608)	(3,290)
Loss on disposal of property and equipment	2,647	2,945
Change in operating assets and liabilities:
Receivables	1,501	(2,350)
Merchandise inventories	(303,178)	(251,734)
Prepaid expenses and other current assets	(3,919)	(4,914)
Income taxes	(12,929)	(7,142)
Accounts payable	100,491	88,047
Accrued liabilities	427	7,621
Deferred rent	30,187	32,265
Other assets and liabilities	1,547	1,641

Net cash provided by operating activities	148,973	146,150
Investing activities
Purchases of short-term investments	(50,000)	(100,000)
Proceeds from short-term investments	50,000	—
Purchases of property and equipment	(231,909)	(172,498)

Net cash used in investing activities	(231,909)	(272,498)
Financing activities
Repurchase of common shares	(121,272)	(9,972)
Stock options exercised	17,877	10,202
Excess tax benefits from stock-based compensation	8,608	3,290
Purchase of treasury shares	(1,874)	(1,588)

Net cash (used in) provided by financing activities	(96,661)	1,932

Net decrease in cash and cash equivalents	(179,597)	(124,416)
Cash and cash equivalents at beginning of period	389,149	419,476

Cash and cash equivalents at end of period	$209,552	$295,060

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$139,405	$104,891
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$16,868	$17,664

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Issued		Treasury			Retained
(In thousands)	Shares	Amount	Shares	Amount		Earnings
Balance – January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509
Stock options exercised and other awards	365	4	—	—	17,873	—	17,877
Purchase of treasury shares	—	—	(12)	(1,874)	—	—	(1,874)
Net income for the 39 weeks ended October 31, 2015	—	—	—	—	—	212,185	212,185
Excess tax benefits from stock-based compensation	—	—	—	—	8,608	—	8,608
Stock compensation charge	—	—	—	—	11,126	—	11,126
Repurchase of common shares	(772)	(8)	—	—	—	(121,264)	(121,272)

Balance – October 31, 2015	64,355	$643	(590)	$(11,587)	$614,589	$770,514	$1,374,159

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and store data)

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of October 31, 2015, the Company operated 860 stores in 48 states, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” or “the Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc.

State	Number of stores	State	Number of stores
Alabama	13	Montana	5
Alaska	3	Nebraska	3
Arizona	24	Nevada	11
Arkansas	6	New Hampshire	6
California	101	New Jersey	22
Colorado	18	New Mexico	4
Connecticut	10	New York	31
Delaware	2	North Carolina	25
Florida	59	North Dakota	2
Georgia	27	Ohio	33
Idaho	6	Oklahoma	10
Illinois	46	Oregon	11
Indiana	16	Pennsylvania	32
Iowa	8	Rhode Island	2
Kansas	7	South Carolina	15
Kentucky	10	South Dakota	2
Louisiana	16	Tennessee	15
Maine	3	Texas	82
Maryland	14	Utah	11
Massachusetts	13	Virginia	23
Michigan	38	Washington	19
Minnesota	12	West Virginia	5
Mississippi	6	Wisconsin	16
Missouri	16	Wyoming	1

		Total	860

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2015 and 2014 ended on October 31, 2015 and November 1, 2014, respectively.

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

	39 Weeks Ended
	October 31, 2015	November 1, 2014
Volatility rate	38.6%	40.8%
Average risk-free interest rate	1.6%	1.4%
Average expected life (in years)	5.0	3.8
Dividend yield	None	None

The Company granted 295 and 362 stock options during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. The compensation cost that has been charged against operating income was $1,743 and $2,386 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. The compensation cost that has been charged against operating income was $5,682 and $6,990 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. The weighted-average grant date fair value of these options was $57.40 and $32.22, respectively. At October 31, 2015, there was approximately $25,543 of unrecognized compensation expense related to unvested stock options.

The Company issued 77 and 70 restricted stock awards during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. The compensation cost that has been charged against operating income was $1,805 and $1,447 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. The compensation cost that has been charged against operating income was $5,444 and $4,446 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. At October 31, 2015, there was approximately $12,880 of unrecognized compensation expense related to restricted stock awards.

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

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years and leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts were insignificant in the 13 and 39 weeks ended October 31, 2015 and November 1, 2014. Total rent expense under operating leases was $46,550 and $40,840 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Total rent expense under operating leases was $134,851 and $118,319 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

General litigation – On March 2, 2012, a putative employment class action lawsuit (Moore v. Ulta) was filed against us and certain unnamed defendants in state court in Los Angeles County, California, and was removed to the United States District Court for the Central District of California on April 12, 2012. On August 8, 2013, the plaintiff asked the court to certify the proposed class; the court issued an order certifying the class on November 16, 2015. Ulta filed an appeal of the court’s certification order on November 30, 2015. The plaintiff and members of the proposed class are alleged to be (or to have been) non-exempt hourly employees. The suit alleges that Ulta violated various provisions of California’s labor laws and failed to provide plaintiff and members of the proposed class with full meal periods, paid rest breaks, certain wages, overtime compensation and premium pay, all related to exit inspections of employees. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiff’s allegations and is vigorously defending the matter.

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

On December 4, 2013, a putative employment class action lawsuit (Galvez v. Ulta) was filed against us in the Superior Court of California, Santa Clara County and was removed to the United States District Court for the Northern District of California on January 8, 2014. It seeks class action certification for claims involving payment of wages using an ATM card (“pay card” related claims); as well as claims related to allegedly failing to provide accurate and complete wage statements; allegedly failing to pay all minimum and overtime wages; and allegedly failing to pay meal and rest break premiums due to exit inspections of employees (exit inspection related claims). On August 29, 2014, the court stayed the exit inspection portion of the litigation, thus the case is proceeding only with respect to the pay card-related claims. The suit alleges that Ulta was required by law to obtain employee consent to use pay cards for purposes of supplemental and final pay and that pay statements issued in conjunction with pay cards did not comply with California’s Labor Code. The suit seeks to recover damages and penalties as a result of these alleged practices. The parties have agreed to settle the suit for $1,750, a significant portion of which will be allocated to attorneys’ fees for plaintiff’s counsel. Under the terms of the settlement, Ulta admits no liability and the parties fully and finally release all claims. The settlement agreement is subject to court approval, which we expect will be granted in 2016.

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

On September 9, 2015, a putative employment class action lawsuit (Quinby et al. v. Ulta) was filed against us in the U.S. District Court for the Northern District of California. The plaintiffs and proposed class members are salaried General Managers who worked for Ulta in California. The suit alleges that the General Managers should have been treated as hourly-paid employees, paid overtime and provided with meal and rest breaks under California’s labor laws. The suit seeks to recover damages and penalties as a result of these alleged practices. The Company denies plaintiffs’ allegations and is vigorously defending the matter.

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

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 sub-facility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times.

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

As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5.	Investments

The Company’s short-term investments as of October 31, 2015 consist of $150,209 in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at October 31, 2015.

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

As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company held financial liabilities of $7,858, $5,574 and $5,121, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator for diluted net income per share – net income	$71,070	$59,124	$212,185	$169,871
Denominator for basic net income per share – weighted-average common shares	63,882	64,419	64,050	64,347
Dilutive effect of stock options and non-vested stock	314	319	333	308

Denominator for diluted net income per share	64,196	64,738	64,383	64,655
Net income per common share:
Basic	$1.11	$0.92	$3.31	$2.64
Diluted	$1.11	$0.91	$3.30	$2.63

The denominators for diluted net income per common share for the 13 weeks ended October 31, 2015 and November 1, 2014 exclude 293 and 500 employee stock options and restricted stock, respectively, due to their anti-dilutive effects.

The denominators for diluted net income per common share for the 39 weeks ended October 31, 2015 and November 1, 2014 exclude 409 and 744 employee stock options and restricted stock, respectively, due to their anti-dilutive effects.

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

During the 39 weeks ended November 1, 2014, the Company purchased 86 shares of common stock for $9,972 at an average price of $116.09. During the 39 weeks ended October 31, 2015, the Company purchased 772 shares of common stock for $121,272 at an average price of $157.05.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation: the impact of weakness in the economy; changes in the overall level of consumer spending; customer acceptance of our rewards program and technological and marketing initiatives; changes in the wholesale cost of our products; the possibility that we may be unable to compete effectively in our highly competitive markets; the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance; the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues; the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened distribution center may not be adequate to support our recent growth and expected future growth plans; the possibility of material disruptions to our information systems; weather conditions that could negatively impact sales; our ability to attract and retain key executive personnel; our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan; and other risk factors detailed in our public filings with the Securities and Exchange Commission (the “SEC”), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q (including this report). We assume no obligation to update any forward-looking statements as a result of new information, future events or developments. References in the following discussion to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” “the Company,” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc., unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept by combining one-stop shopping, a compelling value proposition, convenient locations and a welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

We are currently the largest beauty retailer that provides one-stop shopping for prestige, mass and salon products and salon services in the United States. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon and a wide range of salon haircare products in all of our stores. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives customer loyalty. Our stores are predominantly located in convenient, high-traffic locations such as power centers. As of October 31, 2015, we operated 860 stores across 48 states.

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

Our cost of sales may be negatively impacted as we open an increasing number of new stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative expenses include:

•	payroll, bonus and benefit costs for retail and corporate employees;

•	advertising and marketing costs;

•	occupancy costs related to our corporate office facilities;

•	stock-based compensation expense;

•	depreciation and amortization for all assets, except those related to our retail and warehouse operations, which are included in cost of sales; and

•	legal, finance, information systems and other corporate overhead costs.

This presentation of items in selling, general and administrative expenses may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Pre-opening expense includes non-capital expenditures during the period prior to store opening for new, remodeled and relocated stores, including rent during the construction period for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2015 and 2014 ended on October 31, 2015 and November 1, 2014, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(Dollars in thousands)	2015	2014	2015	2014
Net sales	$910,700	$745,722	$2,655,821	$2,193,728
Cost of sales	575,062	463,967	1,710,524	1,406,678

Gross profit	335,638	281,755	945,297	787,050
Selling, general and administrative expenses	218,763	181,093	595,185	501,304
Pre-opening expenses	6,106	6,574	13,301	12,798

Operating income	110,769	94,088	336,811	272,948
Interest income, net	(283)	(254)	(870)	(663)

Income before income taxes	111,052	94,342	337,681	273,611
Income tax expense	39,982	35,218	125,496	103,740

Net income	$71,070	$59,124	$212,185	$169,871

Other operating data:
Number of stores end of period	860	765	860	765
Comparable sales increase:
Retail and salon comparable sales	10.9%	8.2%	9.9%	7.8%
E-commerce comparable sales	56.3%	46.7%	50.2%	57.4%

Total comparable sales increase	12.8%	9.5%	11.4%	9.3%

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(Percentage of net sales)	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1%	62.2%	64.4%	64.1%

Gross profit	36.9%	37.8%	35.6%	35.9%
Selling, general and administrative expenses	24.0%	24.3%	22.4%	22.9%
Pre-opening expenses	0.7%	0.9%	0.5%	0.6%

Operating income	12.2%	12.6%	12.7%	12.4%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	12.2%	12.7%	12.7%	12.5%
Income tax expense	4.4%	4.7%	4.7%	4.7%

Net income	7.8%	7.9%	8.0%	7.7%

Comparison of 13 weeks ended October 31, 2015 to 13 weeks ended November 1, 2014

Net sales

Net sales increased $165.0 million or 22.1%, to $910.7 million for the 13 weeks ended October 31, 2015, compared to $745.7 million for the 13 weeks ended November 1, 2014. Salon service sales increased $8.6 million or 20.0%, to $51.7 million compared to $43.1 million in the third quarter of 2014. E-commerce sales increased $16.7 million or 56.3%, to $46.2 million compared to $29.6 million in the third quarter of 2014. The net sales increase is due to comparable stores driving an increase of $92.9 million and an increase in non-comparable stores of $72.1 million compared to the third quarter of 2014.

The 12.8% comparable sales increase consisted of a 10.9% increase at the Company’s retail and salon stores and a 56.3% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 190 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 31, 2015 compared to 130 basis points for the 13 weeks ended November 1, 2014. The total comparable sales increase included a 10.6% increase in transactions and a 2.2% increase in average ticket. We attribute the increase in comparable sales to our marketing and merchandising strategies.

Gross profit

Gross profit increased $53.9 million or 19.1%, to $335.6 million for the 13 weeks ended October 31, 2015, compared to $281.8 million for the 13 weeks ended November 1, 2014. Gross profit as a percentage of net sales decreased 90 basis points to 36.9% for the 13 weeks ended October 31, 2015, compared to 37.8% for the 13 weeks ended November 1, 2014. The decrease in gross profit margin was primarily due to supply chain deleverage related to the addition of our new Greenwood, Indiana distribution center.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $37.7 million or 20.8%, to $218.8 million for the 13 weeks ended October 31, 2015, compared to $181.1 million for the 13 weeks ended November 1, 2014. As a percentage of net sales, SG&A expenses decreased 30 basis points to 24.0% for the 13 weeks ended October 31, 2015, compared to 24.3% for the 13 weeks ended November 1, 2014. The leverage in SG&A expenses was primarily due to leverage in variable store expenses on higher sales volume and lower incentive compensation compared to prior year, partly offset by marketing deleverage related to marketing investments to enhance brand awareness.

Pre-opening expenses

Pre-opening expenses decreased $0.5 million to $6.1 million for the 13 weeks ended October 31, 2015, compared to $6.6 million for the 13 weeks ended November 1, 2014. During the 13 weeks ended October 31, 2015, we opened 45 new stores, relocated two stores and remodeled two stores, compared to 50 new store openings, two relocated stores and five remodeled stores during the 13 weeks ended November 1, 2014.

Interest income, net

Interest income and expense was insignificant for the 13 weeks ended October 31, 2015 and November 1, 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the third quarter of fiscal 2015 or 2014.

Income tax expense

Income tax expense of $40.0 million for the 13 weeks ended October 31, 2015 represents an effective tax rate of 36.0%, compared to $35.2 million of tax expense representing an effective tax rate of 37.3% for the 13 weeks ended November 1, 2014. The lower tax rate was primarily due to changes in state taxes.

Net income

Net income increased $11.9 million or 20.2%, to $71.1 million for the 13 weeks ended October 31, 2015, compared to $59.1 million for the 13 weeks ended November 1, 2014. The increase is primarily related to the $53.9 million increase in gross profit, partly offset by a $37.7 million increase in SG&A expenses and a $4.8 million increase in income tax expense.

Comparison of 39 weeks ended October 31, 2015 to 39 weeks ended November 1, 2014

Net sales

Net sales increased $462.1 million or 21.1%, to $2,655.8 million for the 39 weeks ended October 31, 2015, compared to $2,193.7 million for the 39 weeks ended November 1, 2014. Salon service sales increased $25.9 million or 20.1%, to $154.7 million compared to $128.8 million in the first 39 weeks of fiscal 2014. E-commerce sales increased $42.2 million or 50.2%, to $126.3 million compared to $84.1 million in the first 39 weeks of fiscal 2014. The net sales increase is due to comparable stores driving an increase of $246.6 million and an increase in non-comparable stores of $215.5 million compared to the first 39 weeks of fiscal 2014.

The 11.4% comparable sales increase consisted of a 9.9% increase at the Company’s retail and salon stores and a 50.2% increase in the Company’s e-commerce business. The salon business contributed 50 basis points to the retail and salon comp of 9.9%. The inclusion of the e-commerce business resulted in an increase of approximately 150 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 31, 2015 and November 1, 2014. The total comparable sales increase included an 8.3% increase in transactions and a 3.1% increase in average ticket. We attribute the increase in comparable sales to our marketing and merchandising strategies.

Gross profit

Gross profit increased $158.2 million or 20.1%, to $945.3 million for the 39 weeks ended October 31, 2015, compared to $787.1 million for the 39 weeks ended November 1, 2014. Gross profit as a percentage of net sales decreased 30 basis points to 35.6% for the 39 weeks ended October 31, 2015 compared to 35.9% for the 39 weeks ended November 1, 2014. The decrease in gross profit margin was primarily due to supply chain deleverage related to the addition of our new Greenwood, Indiana distribution center, partly offset by leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $93.9 million or 18.7%, to $595.2 million for the 39 weeks ended October 31, 2015, compared to $501.3 million for the 39 weeks ended November 1, 2014. As a percentage of net sales, SG&A expenses decreased 50 basis points to 22.4% for the 39 weeks ended October 31, 2015, compared to 22.9% for the 39 weeks ended November 1, 2014. The leverage in SG&A expenses was primarily due to improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $0.5 million to $13.3 million for the 39 weeks ended October 31, 2015, compared to $12.8 million for the 39 weeks ended November 1, 2014. During the 39 weeks ended October 31, 2015, we opened 89 new stores, relocated four stores and remodeled four stores, compared to 90 new store openings, two relocated stores and nine remodeled stores during the 39 weeks ended November 1, 2014.

Interest income, net

Net interest income was $0.9 million for the 39 weeks ended October 31, 2015, compared to $0.7 million for the 39 weeks ended November 1, 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first 39 weeks of fiscal 2015 or 2014.

Income tax expense

Income tax expense of $125.5 million for the 39 weeks ended October 31, 2015 represents an effective tax rate of 37.2%, compared to $103.7 million of tax expense representing an effective tax rate of 37.9% for the 39 weeks ended November 1, 2014. The lower tax rate was primarily due to changes in state taxes.

Net income

Net income increased $42.3 million or 24.9%, to $212.2 million for the 39 weeks ended October 31, 2015, compared to $169.9 million for the 39 weeks ended November 1, 2014. The increase is primarily related to the $158.2 million increase in gross profit, partly offset by a $93.9 million increase in SG&A expenses and a $21.8 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash on hand, short-term investments and cash flows from operations, including changes in working capital, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or within several days of the related sale, while we typically have up to 30 days to pay our vendors.

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, short-term investments, cash generated from operations and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	October 31,	November 1,
(In thousands)	2015	2014
Net cash provided by operating activities	$148,973	$146,150
Net cash used in investing activities	(231,909)	(272,498)
Net cash (used in) provided by financing activities	(96,661)	1,932

Net decrease in cash and cash equivalents	$(179,597)	$(124,416)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $884.4 million at October 31, 2015, compared to $709.7 million at November 1, 2014, representing an increase of $174.7 million. Average inventory per store increased 10.9% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $88 million due to the addition of 95 net new stores opened since November 1, 2014;

•	approximately $50 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques; and

•	approximately $37 million due to the opening of the Company’s fourth distribution center in Greenwood, Indiana.

Deferred rent liabilities were $324.3 million at October 31, 2015, an increase of $30.4 million compared to $293.9 million at November 1, 2014. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 95 net new stores opened since November 1, 2014.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $231.9 million during the 39 weeks ended October 31, 2015, compared to $172.5 million during the 39 weeks ended November 1, 2014. The increase in capital expenditures year over year is primarily due to investments in information technology systems, merchandise fixtures and supply chain initiatives during the 39 weeks ended October 31, 2015, compared to the 39 weeks ended November 1, 2014. As of October 31, 2015, we had $150.2 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

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

We had no borrowings outstanding under our credit facility as of October 31, 2015, January 31, 2015 or November 1, 2014. The zero outstanding borrowings position is due to a combination of factors including sales growth, overall performance of management initiatives, including expense control, and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

During the 39 weeks ended November 1, 2014, we purchased 85,890 shares of common stock for $10.0 million at an average price of $116.09. During the 39 weeks ended October 31, 2015, we purchased 772,076 shares of common stock for $121.3 million at an average price of $157.05.

Credit facility

On October 19, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200 million, or a percentage of eligible owned inventory, contains a $10 million sub-facility for letters of credit and allows the Company to increase the revolving facility by an additional $50 million, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times.

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

As of October 31, 2015, January 31, 2015 and November 1, 2014, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of October 31, 2015, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended October 31, 2015.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 39 week period ended October 31, 2015. The interest expense recognized in our statement of income is primarily related to unused facility fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 39 weeks ended October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Note 3, Commitments and contingencies, under the caption “General litigation,” for information on legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
August 2, 2015 to August 29, 2015	91,730	$165.22	91,730	$271,167
August 30, 2015 to September 26, 2015	88,093	162.88	85,883	257,183
September 27, 2015 to October 31, 2015	111,007	165.85	110,814	238,804

13 weeks ended October 31, 2015	290,830	164.75	288,427	238,804

(1)	There were 288,427 shares repurchased as part of our publicly announced share repurchase program during the three months ended October 31, 2015 and there were 2,403 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $112.7 million from the share repurchase program adopted in 2013. The 2014 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. As of October 31, 2015, $238.8 million remained available under the $400 million 2014 Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 3, 2015 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer and Assistant Secretary

Ulta Salon, Cosmetics & Fragrance, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended October 31, 2015

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X