Form 10-K
period 2016-01-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2016-03-30
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes      ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 31, 2015, as reported on the NASDAQ Global Select Market, was approximately $9,282,171,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 31, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2016 was 62,618,206 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held during 2016.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

FORWARD LOOKING STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” the “Company” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc., unless otherwise expressly stated or the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

•	the impact of weakness in the economy;

•	changes in the overall level of consumer spending;

•	the possibility that we may be unable to compete effectively in our highly competitive markets;

•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;

•

the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;

•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;

•	our ability to attract and retain key executive personnel;

•	customer acceptance of our rewards program and technological and marketing initiatives;

•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;

•	the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance;

•	the possibility of material disruptions to our information systems;

•	changes in the wholesale cost of our products;

•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;

•	weather conditions that could negatively impact sales;

•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and

•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 30, 2016.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

Overview

Ulta Beauty is the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products and salon services. We focus on providing affordable indulgences to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include:

All Things Beauty, All in One Place™.    Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores and website offer more than 20,000 products from over 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. The beauty products are arranged in self-service displays and full-service boutiques in a bright open store environment that encourages our guests to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon in every store featuring hair, skin and brow services.

Our Value Proposition.    We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and targeted promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events and gifts with purchase.

Convenience.    Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of January 30, 2016, we operated 874 retail stores across 48 states and distributed our products through our website, which includes a collection of tips, tutorials and social content.

We were founded as a Delaware corporation in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty, All in One Place™, a compelling value proposition, and a convenient and a welcoming shopping environment.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Our competitive strengths

We believe the following competitive strengths differentiate us and are critical to our success:

Differentiated merchandising strategy with broad appeal.    We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our guests. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer all of these products in one retail format so that our guests can find everything they need in one shopping trip. We offer more than 500 brands, such as Bare Minerals, Clinique and Urban Decay prestige cosmetics, NYX and Maybelline mass cosmetics, Coty and Estée Lauder Companies fragrances, Redken and Matrix haircare, as well as Dermalogica and Philosophy skincare and Clarisonic, CHI and Helen of Troy personal care appliances. We also offer Ulta Beauty Collection products in key categories such as cosmetics, skincare and bath and exclusive products such as IT Brushes for Ulta. Because we offer a broad array of products in prestige, mass and salon, we appeal to a wide range of consumers including women of all ages, demographics and lifestyles.

Our unique guest experience.    We combine unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Our well-trained, non-commissioned beauty advisors provide unbiased and customized advice tailored to our guests’ needs. Our customer service strategy, convenient locations, attractive store design and compelling e-commerce offerings combine to create a unique shopping experience.

Loyal and active customer base.    Over 18 million Ulta Beauty guests are active members of our Ultamate Rewards loyalty program. We use this valuable proprietary database to drive traffic, better understand our guests’ purchasing patterns and support new store site selection. We regularly employ a broad range of media, including digital, catalogs and newspaper inserts and targeted promotions driven by our CRM platform, to drive traffic to our stores and website.

Strong vendor partnerships across product categories.    We have strong, active relationships with over 350 vendor partners, including Bare Minerals, Coty, Estée Lauder Companies, L’Oréal and Procter & Gamble. We believe that the scope of these long-term relationships, which span the three beauty categories of prestige, mass and salon creates an impediment for other retailers to replicate our model. We work closely with our vendor partners to market both new and existing brands in a collaborative manner.

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

Six strategic imperatives

We are committed to the following six strategic imperatives to drive sustainable long-term growth:

Acquire new guests and deepen loyalty with existing guests.    We believe there is an opportunity to use consumer insights and effective marketing tactics to acquire new guests and increase our “share of wallet” of existing guests. We have sharpened our brand positioning, and are increasing awareness of the Ulta Beauty brand by communicating our brand differentiation through broad scale advertising. We continue to leverage our direct mail advertising, catalogs and newspaper inserts to communicate with our guests. We are also deploying additional marketing tactics, such as digital, in-store events and public relations to drive brand engagement, deepen the guest connection to Ulta Beauty and strengthen our authority in the beauty category. In addition, we plan to grow and further leverage our loyalty program and CRM platform. We have over 18 million active Ulta Beauty guests enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent more than 80% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. The customer data captured by our loyalty program, together with our CRM platform, enable customer segmentation and targeted marketing communications tailored to our guests’ unique beauty needs. We believe our loyalty program, combined with our growing CRM capabilities, provide a significant long-term competitive advantage for Ulta Beauty.

Differentiate by delivering a distinctive and personalized guest experience across all channels.    The Ulta Beauty guest experience today is differentiated by our broad array of categories, brands and price points, high quality services and friendly and helpful associates. Our opportunity is to sharpen that experience, by making it more relevant, differentiated and personalized in-store and online. Our store associates are the key to delivering a distinctive guest experience that is personal, informative and fun. We continue to invest in labor and technology to enable this experience. For example, we are testing in-store technology solutions like clienteling and have rolled out task management tools. At the same time, we are improving our e-commerce guest experience to ensure it is easy and informative with content that inspires, educates and enables sharing and social engagement. Through our loyalty and CRM capabilities, we are gaining efficiencies in our marketing by targeting communications and promotions to be more personalized and relevant to our guests.

Offer relevant, innovative and often exclusive products that excite our guests.    Our strategy is to continue to partner with existing and new key vendor partners to bring new and exclusive products to delight our guests and to introduce new brands both in-store and online. We regularly add new brands across product categories, especially in prestige cosmetics, currently the beauty industry’s highest growth category. We continue to increase the presence of prestige brands and boutiques in our stores. We are also refining and growing the Ulta Beauty Collection, our private label products. Our private label strategy could include partnerships or acquisitions to create more exclusive brands for Ulta Beauty in the future.

Deliver exceptional services in three core areas: hair, skin health and brows.    The salon represents a small percent of our total sales, but salon guests are our best guests. Salon guests shop more frequently and spend more than twice as much as non-salon guests based on loyalty guest data. We provide haircare services in our full service salons, using high quality Redken products and offering trend-right hairstyles and color in partnership with Rodney Cutler of Redken. We also offer skin services in partnership with Dermalogica in all stores and brow services through Benefit Brow Bars in most of our stores. We plan to establish Ulta Beauty as a leading salon authority by providing high quality and consistent services from our licensed stylists, with a focus on the key pillars of hair, skin health and brows. Our strategy is to drive awareness and trial of our salon services with new guests as well as accelerate the frequency of existing guests’ visits. We plan to grow the expertise and tenure of our salon professionals through more frequent training and programs to reduce turnover.

Grow stores and e-commerce to reach and serve more guests.    We believe that over the long-term, we have the potential to grow our store base to more than 1,200 Ulta Beauty stores in the United States and significantly grow our e-commerce business. We have a solid track record of executing an aggressive store growth program and a rigorous analytical approach to site selection that has translated into a high performing real estate portfolio. We plan to continue opening stores both in markets in which we currently operate and new markets. We expect to open approximately 100 new stores per year for the next several years.

We opened 103 new stores during our fiscal year ended January 30, 2016 (fiscal 2015), representing a 13% increase in square footage growth compared to 100 new stores in fiscal 2014. We also remodeled four stores and relocated five stores in fiscal 2015. Our fiscal 2015 new store program was comprised of approximately 70% new stores opened in existing shopping centers and 30% in new shopping centers. In fiscal 2015, approximately one third of new stores were in new markets and two thirds were filling-in existing markets.

	Fiscal Year
	2011	2012	2013	2014	2015
Total stores beginning of period	389	449	550	675	774
Stores opened	61	102	127	100	103
Stores closed	(1)	(1)	(2)	(1)	(3)

Total stores end of period	449	550	675	774	874
Stores remodeled	17	21	7	9	4
Total square footage	4,747,148	5,847,393	7,158,286	8,182,404	9,225,957
Average square footage per store	10,573	10,632	10,605	10,572	10,556

Our e-commerce platform serves two roles: to generate direct channel sales and profits and to communicate with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand and drives traffic to our stores and website. Our omni-channel guests are extremely valuable, spending two to four times as much as single channel guests. We continue to develop and add new website features and functionality, marketing programs, product assortment, new brands and omni-channel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality and social media content. In addition, our investment and focus in 2015 continued to build out our order fulfillment capabilities resulting in increased capacity, faster order and delivery time, enhanced guest shipping communications and improved order quality. Our long-term goal is to grow our e-commerce business from approximately 6% of sales as of January 30, 2016 to approximately 10% of total sales over the next several years. We believe our website and retail stores provide our guests with an integrated shopping experience and increased flexibility for their beauty buying needs.

Invest in infrastructure to support our guest experience and growth and capture scale efficiencies.    We expect to continue to grow enterprise inventory capabilities to better anticipate and respond to our guests’ demand across all channels. This includes optimizing our distribution network, improving inventory turns by moving product faster and more frequently through all channels and improving inventory visibility, forecast accuracy, and product life cycle through investments in people, process and technology. We also plan to invest in guest-facing labor hours, training and tools to deliver a differentiated and personalized guest experience. We expect to capture operational efficiencies in new enterprise inventory capabilities to help fund those investments in-store labor and tools. We will also pursue opportunities to optimize our marketing spend to maximize effectiveness. Finally, we plan to drive scale and cost efficiencies across the enterprise.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $127 billion in sales, according to Euromonitor International and IBIS World Inc. The approximately $74 billion beauty products industry includes cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $53 billion salon services industry consists of hair, skin and nail services.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, drug stores, mass merchandisers and the online businesses of national retailers as well as pure-play e-commerce businesses. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Stores

Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We opened 103 (100 net of closings) stores in fiscal 2015 and the average investment required to open a new Ulta Beauty store is approximately $1.2 million, which includes capital investments, net of landlord contributions, pre-opening expenses and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. Our retail store concept, including physical layout, displays, lighting and quality of finishes, has evolved over time to match the rising expectations of our guests and to keep pace with our merchandising and operating strategies. Approximately 98% of our stores feature our most current store design. We expect the net investment to open a new store in 2016 will increase due to store enhancements and boutique additions. As of January 30, 2016, we operated 874 stores in 48 states.

Salon

We offer a full range of services in all of our stores, focusing on the three key pillars of hair, skin health and brow services. Our current Ulta Beauty store format includes an open and modern salon area with approximately eight to ten stations and the majority of our stores offer brow services. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, semi-private shampoo and hair color processing area. We employ licensed professional stylists and estheticians who offer highly skilled services as well as an educational experience, including consultations, styling lessons, skincare regimens and at-home care recommendations.

Ulta.com

Our e-commerce business represented approximately 6% of our total sales and grew 47.5% in fiscal 2015. We offer more than 20,000 beauty products from hundreds of brands. Ulta.com is also an important resource for our guests to access product and store information, beauty trends and techniques. We continue to enhance the site with a collection of tips, tutorials and social content. We expect Ulta.com to maintain rapid growth with the long-term goal of 10% of total sales. We are in the process of significantly improving our e-commerce fulfillment capabilities through new distribution centers and systems.

Merchandising

Strategy

We focus on offering one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. A typical Ulta Beauty store carries more than 20,000 prestige, mass and professional beauty products. We present these products in an assisted self-service environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends and new product launches to keep Ulta Beauty’s product assortment fresh and relevant to our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, offers a unique shopping experience for our guests. Many of the products we sell can also be found in department stores, specialty stores, salons, mass merchandisers and drug stores, but we offer all of these products in a single store environment that represents All Things Beauty, All in One Place TM. We offer a comprehensive customer loyalty program, Ultamate Rewards, and targeted promotions through our CRM platform. We also offer promotions and coupons, in-store events and gifts with purchase.

We believe our private label products, the Ulta Beauty Collection, are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. The Ulta Beauty Collection has a strong following and we may expand our private label products into additional categories. We also offer products such as IT Brushes for Ulta, Japonesque cosmetics and Ultra CHI hair care appliances that are exclusive to Ulta Beauty. The Ulta Beauty Collection and Ulta Beauty exclusive products represented approximately 6% of total Company sales in fiscal 2015.

Assortment

We offer products in the following categories:

•	Cosmetics, which includes products for the face, eyes, cheeks, lips, nails and brushes;

•	Haircare, which includes shampoos, conditioners, styling products, hair accessories and hair brushes;

•	Salon styling tools, which includes hair dryers, curling irons and flat irons;

•	Skincare and bath and body, which includes products for the face, hands and body;

•	Fragrance;

•	Nail polish and nail care products;

•	Men’s skincare, haircare and fragrance products;

•	Ulta Beauty Collection, consisting of cosmetics, skincare, bath and body products and haircare; and

•	Other health and beauty products.

Organization

Our merchandising team consists of a Chief Merchandising and Marketing Officer overseeing two Senior Vice Presidents who in turn oversee a team of category Vice Presidents, Divisional Merchandise Managers and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure a consistent execution across our store base and e-commerce platform.

Our planogram department assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on strategic placement of promotional merchandise, along with functional and educational signage and creative product presentation standards in all of our stores. All stores receive a centrally produced promotional planner to ensure consistent implementation of our marketing programs.

Planning and allocation

Our merchandising team works to ensure consistent execution across our store base and e-commerce platform. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales history from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis. In 2015, we began to implement a new merchandising planning and forecasting system, which we expect to fully roll out in 2016.

Vendor partnerships

We have close relationships with our more than 350 vendor partners. Our top ten vendor partners, such as Bare Minerals, Coty, Estée Lauder Companies, L’Oréal and Procter & Gamble, among others, represented approximately 50% of our total net sales in fiscal 2015. We believe our vendor partners view us as a significant distribution channel for growth and brand enhancement.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and website, acquire new guests, improve guest retention and increase frequency of shopping. We communicate with our guests and prospective guests through multiple vehicles, including direct mail catalogs, free-standing newspaper inserts, television, radio and digital advertising. These vehicles highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services and special offers and are designed to increase brand awareness. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts on behalf of The Breast Cancer Research Foundation, and drives awareness of new products, in-store events and new store openings.

Our loyalty program, Ultamate Rewards, is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Over 18 million active loyalty program members generated more than 80% of Ulta Beauty’s annual total net sales. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell. Our CRM platform enables sophisticated mining of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns.

A growing percentage of our marketing expense is being directed toward email marketing, digital marketing, and national TV and radio advertising. We believe these channels are highly effective in communicating with existing guests, as well as reaching those who have not yet shopped with us. Our email marketing program has been effective in communicating with our existing online and retail guests in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, affiliate relationships such as online coupon sites, social media, display advertising, and other digital marketing channels.

Digital marketing, coupled with our national TV and radio advertising, has helped us grow brand awareness among those not familiar with Ulta Beauty, which we believe has resulted in new guests and reactivation of guests who have not shopped at Ulta Beauty within the last year.

Staffing and operations

Retail

Our current Ulta Beauty store format is staffed with a general manager, a salon manager, two associate managers, a part-time manager and approximately twenty full and part-time associates; including approximately four to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to the Senior Vice President of Store Operations, who in turn reports to our Chief Store Operations Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers and vendor partners.

Ulta Beauty stores are open seven days a week, eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor partner education classes create a comprehensive educational program for approximately 6,800 Ulta Beauty salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and we consistently reward high performance. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta Beauty’s mission, vision and values. Training for new store managers, prestige beauty advisors and sales associates familiarizes them with our beauty products and services, opening and closing routines, guest service expectations, loss prevention practices, our policies and procedures and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta Beauty. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige beauty advisors are trained to work across all prestige lines and within our prestige boutiques, where guests can receive makeup demonstrations, skin analysis and assistance in selecting the products and services that suit them best.

Distribution

We operate four distribution facilities. The first facility, located in Romeoville, Illinois, is approximately 291,000 square feet. The second distribution facility is in Phoenix, Arizona and is approximately 437,000 square feet. The third distribution center, located in Chambersburg, Pennsylvania, opened in April 2012. The Chambersburg warehouse is approximately 373,000 square feet. We embarked on a multi-year supply chain project beginning in 2014. As a result, the fourth distribution facility, located in Greenwood, Indiana, opened in August of 2015 and is approximately 671,000 square feet. We also expect to open a fifth distribution center in 2016 in Dallas, Texas and to implement system improvements to support expanded omni-channel capabilities. The Dallas warehouse is approximately 671,000 square feet.

Inventory is shipped from our suppliers to our distribution facilities. We carry more than 20,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution facilities use warehouse management and warehouse control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers. We fulfill e-commerce orders from our Romeoville, Illinois, Chambersburg, Pennsylvania and Greenwood, Indiana distribution centers.

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

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. Many of the products we sell in our stores, such as cosmetic, dietary supplement, food and over-the-counter (OTC) drugs, medical devices and styling tools, including our Ulta branded products, are subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), state regulatory agencies and State Attorneys General (AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, packaging and distribution of the products.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic Act (FDC Act)) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific ingredient, labeling and manufacturing requirements. The labeling of these products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g. blow dryers, curling irons) are regulated by the CPSC, which has strict requirements with respect to reporting possible product defects.

Further, claims we make in advertising, including claims about the safety or efficacy of products, pricing claims and environmental claims, are subject to regulation by the FTC and State AGs who generally prohibit unfair or deceptive practices.

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

Employees

As of January 30, 2016, we employed approximately 9,700 people on a full-time basis and approximately 16,800 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

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

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K before making an investment decision. If any of the following risks occur, our business, financial condition, results of operations or future growth could suffer. In these circumstances, the market price of our common stock could decline, and you may lose part or all of your investment.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally, both in the U.S. and internationally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.

In addition, the continued volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. While these declines have moderated, the level of consumer spending is not where it was prior to the global recession, and economic conditions could lead to further declines in consumer spending in the future. Additionally, there can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability and cash flows.

Additionally, the general deterioration in economic conditions could adversely affect our commercial partners including our vendor partners as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, e-commerce businesses, catalog retailers and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our guests’ shopping experience and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Cybersecurity breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company and/or business partners’ information, damage our reputation and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third party service providers may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows.

The capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our historical growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We currently operate four distribution facilities, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce business. In 2014, we began a multi-year supply chain project, which focuses on, among other things, adding capacity and system improvements to support expanded omni-channel capabilities. In order to support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers will be added in the future. We opened our fourth distribution center in August 2015 and expect to open our fifth in 2016. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our newly opened distribution center and our distribution center to be opened in 2016 could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales may decrease.

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

We offer most of our beauty products for sale through our website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our internet channel could cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new guests, of conflicts between product offerings online and through our stores and of opening up our channels to increased internet competition could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plans and successfully open and operate new stores on a profitable basis. There can be no assurance that we will be successful in implementing our growth plans or long-range strategic imperatives, and our failure to do so could have a material adverse effect on our business, financial condition, profitability and cash flows. We intend to continue to grow our number of stores for the foreseeable future. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems or any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are increasingly dependent on a variety of information systems, including management, supply chain and financial information and various other processes and transactions, to effectively manage our business. We have also identified the need to expand and upgrade our information systems to support historical and expected future growth. The failure of our information systems to perform as designed or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders and/or the reporting of financial results.

Our e-commerce operations are increasingly important to our business. The Ulta.com website serves as an effective extension of Ulta Beauty’s marketing and prospecting strategies (beyond catalogs, newspaper inserts and national advertising) by exposing potential new customers to the Ulta Beauty brand, product offerings and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment or receipt of some of our merchandise, which would result in lost sales and could increase our costs.

We directly source the majority of our Ulta branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors and these factors could have a material adverse effect on our business, financial condition, profitability and cash flows or may require us to modify our current business practices and incur increased costs.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows. We may respond by increasing markdowns, initiating marketing promotions or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Diversion of exclusive salon products, or a decision by manufacturers of exclusive salon products to utilize other distribution channels, could negatively impact our revenue from the sale of such products, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

The retail products that we sell in our salons are meant to be sold exclusively by professional salons and authorized professional retail outlets. However, incidents of product diversion occur, which involve the selling of salon exclusive haircare products to unauthorized channels such as drug stores, grocery stores or mass merchandisers. Diversion could result in adverse publicity that harms the commercial prospects of our products (if diverted products are old, tainted or damaged), as well as lower product revenues should consumers choose to purchase diverted product from these channels rather than purchasing from one of our salons. Additionally, the various product manufacturers could, in the future, decide to utilize other distribution channels for such products, therefore widening the availability of these products in other retail channels, which could negatively impact the revenue we earn from the sale of such products.

We rely on our good relationships with vendor partners to purchase prestige, mass and salon beauty products on reasonable terms. If these relationships were to be impaired, or if certain vendor partners were to change their distribution model or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability and cash flows.

We have no long-term supply agreements with vendor partners and, therefore, our success depends on maintaining good relationships with our vendor partners. Our business depends to a significant extent on the willingness and ability of our vendor partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige vendor partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing vendor partners, or fail to continue acquiring and strengthening relationships with additional vendor partners of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2015, merchandise supplied to Ulta Beauty by our top ten vendor partners accounted for approximately 50% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendor partners, or by any of our other vendors, could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on our name, “Ulta,” “All Things Beauty, All in One PlaceTM” and other marks incorporating our name, copyrights in our website content, rights to our domain name www.ulta.com and trade secrets and know-how with respect to our Ulta branded product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

If our manufacturers are unable to produce products manufactured uniquely for Ulta Beauty, including Ulta branded products and gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta branded gifts with purchase and other promotional products. Our third-party manufacturers of Ulta products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

•

Comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (collectively, the Acts) was signed into law in 2010. This healthcare reform legislation significantly expanded healthcare coverage and future changes could significantly impact our business.

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

In addition, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our vendors’ products and our Ulta branded products are subject to extensive regulation by various federal agencies, including FDA, FTC, CPSC and State AGs. If we, our vendors or the manufacturers of our Ulta branded products fail to comply with those regulations, we could become subject to significant penalties, claims, or product recalls, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta branded products, resulting in significant loss of net sales. Our failure to comply with FTC or state requirements when we advertise our products (including prices) or services, or engage in other promotional activities, in digital (including social media), television or print may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes. Any such increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our Ulta branded products and salon services may cause unexpected and undesirable side effects that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Unexpected and undesirable side effects caused by our Ulta branded products for which we have not provided sufficient label warnings or salon services, which may have been performed negligently, could result in the discontinuance of sales of our products or of certain salon services or prevent us from achieving or maintaining market acceptance of the affected products and services. Such side effects could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. These events could cause negative publicity regarding our Company, brand or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Legal proceedings or third-party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing certain aspects of our business operations, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our technologies, promotional products purchased from third-party vendors, and/or Ulta branded products or potential products in development may infringe rights under patents, patent applications, trademark, copyright or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing or sales of the product that is the subject of the suit.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened intellectual property infringement claims, we are unable to enter into licenses on acceptable terms. Even if we were able to obtain a license, the rights may be non-exclusive, which would give our competitors access to the same intellectual property. The inability to enter into licenses could harm our business significantly.

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

Increases in costs of mailing, paper and printing will affect the cost of our catalog and promotional mailings, which could reduce our profitability.

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

We have a $200 million secured revolving credit facility with a term expiring in December 2018. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at the prime rate or London Interbank Offered Rate (LIBOR) plus 1.50% and the unused line fee is 0.20%. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

The market price for our common stock may be volatile, and an investor may not be able to sell our stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak retail seasons such as the holiday season;

•	market conditions in our industry and the economy as a whole;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock or any failure to meet the estimates made by research analysts;

•	investors’ perceptions of our prospects and the prospects of the beauty products and salon services industries;

•	the performance of our key vendor partners;

•	announcements by us, our vendor partners or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	introductions of new products or new pricing policies by us or by our competitors;

•	stock transactions by our principal stockholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common stock.

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

From time to time, we are subject to litigation claims in the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows.

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

Our previously announced stock repurchase programs, and any subsequent stock purchase program put in place from time to time, could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. We may effect repurchases under any stock repurchase program from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. Repurchases pursuant to any such stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our retail stores, distribution and warehouse facilities and corporate offices are leased or subleased.

Stores

Our retail stores are predominantly located in convenient, high-traffic, locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 30, 2016, we operated 874 retail stores in 48 states, as shown in the table below:

State	Number of stores
Alabama	14
Alaska	3
Arizona	24
Arkansas	6
California	104
Colorado	18
Connecticut	10
Delaware	2
Florida	61
Georgia	27
Idaho	6
Illinois	46
Indiana	16
Iowa	8
Kansas	7
Kentucky	10
Louisiana	16
Maine	3
Maryland	14
Massachusetts	13
Michigan	38
Minnesota	12
Mississippi	7
Missouri	16
Montana	5
Nebraska	3
Nevada	11
New Hampshire	6
New Jersey	23
New Mexico	4
New York	32
North Carolina	25
North Dakota	2
Ohio	33
Oklahoma	11
Oregon	11
Pennsylvania	32
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	16
Texas	84
Utah	11
Virginia	23
Washington	20
West Virginia	5
Wisconsin	16
Wyoming	1

Total	874

Distribution Centers

As of January 30, 2016, we operated four distribution facilities located in Romeoville, Illinois, Phoenix, Arizona, Chambersburg, Pennsylvania and Greenwood, Indiana. The Romeoville warehouse is approximately 291,000 square feet. The lease for the Romeoville warehouse expires on April 30, 2017. The Phoenix warehouse is approximately 437,000 square feet. The lease for the Phoenix warehouse expires on March 31, 2019 and has three renewal options with terms of five years each. The Chambersburg warehouse is approximately 373,000 square feet. The lease for the Chambersburg warehouse expires on March 31, 2027 and has three renewal options with terms of five years each. The Greenwood warehouse is approximately 671,000 square feet. The lease for the Greenwood warehouse expires on July 31, 2025 and has four renewal options with terms of five years each.

In December 2014, we entered into a lease for a distribution center located in Dallas, Texas. The Dallas warehouse is approximately 671,000 square feet and is expected to open in fiscal 2016. The lease expires on July 31, 2026 and has four renewal options with terms of five years each.

Corporate Office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 157,000 square feet with lease terms expiring from 2020 to 2028.

Item 3.	Legal Proceedings

See Note 4 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 4.	Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below.

Name	Age	Position
Mary N. Dillon	54	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	55	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	50	General Counsel and Corporate Secretary
Jeffrey J. Childs	58	Chief Human Resources Officer
David C. Kimbell	49	Chief Merchandising and Marketing Officer

There is no family relationship between any of the Directors or executive officers and any other Director or executive officer of Ulta Beauty.

Mary N. Dillon.    Ms. Dillon was named Chief Executive Officer effective July 2013. Prior to joining Ulta Beauty, she was President and Chief Executive Officer and a director of U.S. Cellular from June 2010 to July 2013. From 2005 to 2010, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President for McDonald’s Corporation. Prior to joining McDonald’s Corporation, she held various positions at PepsiCo, including President of the Quaker Foods division. Ms. Dillon serves as a member of the Board of Directors for Starbucks Corporation and previously served on the board of Target Corporation from 2007 to 2013.

Scott M. Settersten.    Mr. Settersten was named Chief Financial Officer, Treasurer and Assistant Secretary in March 2013 after having previously served as Acting Chief Financial Officer and Assistant Secretary since October 18, 2012. Prior to this role, Mr. Settersten served as Vice President of Accounting since 2010 and was responsible for accounting, tax, external reporting and investor relations. He joined Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to joining Ulta Beauty, Mr. Settersten spent 15 years with PricewaterhouseCoopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jodi J. Caro.    Ms. Caro was named General Counsel and Corporate Secretary in August 2015. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM.

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

David C. Kimbell.    Mr. Kimbell was named Chief Merchandising and Marketing Officer in March 2015 after having previously served as Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he was Chief Marketing Officer and Executive Vice President at U.S. Cellular since February 2011. From 2008 to 2011, Mr. Kimbell served as Chief Marketing Officer and Senior Vice President of Seventh Generation, a producer of environmentally friendly household and baby care products. Prior to that from 2001 to 2008, Mr. Kimbell held various positions at PepsiCo, Quaker Food Division, including Vice President of Marketing. Mr. Kimbell held a number of marketing roles for several brands at The Procter and Gamble Company from 1995 to 2001.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2015 and 2014:

Fiscal Year 2015	High	Low
First quarter	$158.97	$128.11
Second quarter	171.21	149.12
Third quarter	176.77	120.38
Fourth quarter	188.48	151.52

Fiscal Year 2014	High	Low
First quarter	$104.30	$83.50
Second quarter	97.11	84.79
Third quarter	121.56	92.45
Fourth quarter	136.08	118.66

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 24, 2016 was $191.76 per share. As of March 24, 2016, we had 48 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends were declared on our common stock in 2015 or 2014 nor have any decisions been made to pay a dividend in the foreseeable future. Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility as well as financial and other conditions existing at the time.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands)(2)
November 1, 2015 to November 28, 2015	83,970	$167.90	83,970	$224,705
November 29, 2015 to December 26, 2015	74,821	179.46	74,821	211,277
December 27, 2015 to January 30, 2016	104,089	179.62	103,551	192,680

13 weeks ended January 30, 2016	262,880	175.83	262,342	192,680

(1)	There were 262,342 shares repurchased as part of our publicly announced share repurchase program during the three months ended January 30, 2016 and there were 538 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company may repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112.7 million from our prior 2013 Share Repurchase Program. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. As of January 30, 2016, $192.7 million remained available under the $400 million 2014 Share Repurchase Program.

On March 10, 2016, we announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2014 Share Repurchase Program. As part of the 2016 Share Repurchase Program, the Company entered into an Accelerated Share Repurchase agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock. For additional information, see Note 16 to our consolidated financial statements, “Subsequent Event” included in this Annual Report on Form 10-K.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of January 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by security holders(1)	1,103,517	$104.58	4,095,792
Equity compensation plans not approved by security holders	—	—	—

Total	1,103,517	$104.58	4,095,792

(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the 2011 Incentive Award Plan.

(2)	Includes 939,415 shares issuable pursuant to the exercise of outstanding stock options, 143,850 shares issuable pursuant to restricted stock units and 20,252 shares issuable pursuant to performance-based units.

(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.

(4)	Represents shares that are available for issuance pursuant to the 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering January 29, 2011 through the end of Ulta Beauty’s fiscal year ended January 30, 2016. The graph assumes an investment of $100 made at the closing of trading on January 29, 2011, in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

		Fiscal year ended
Company / Index	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016
Ulta	$100.00	$205.60	$267.05	$232.51	$360.20	$494.59
NASDAQ Global Select Market Com	100.00	104.69	116.88	152.20	172.59	172.82
S&P 500 Retailing Index	100.00	111.34	140.19	174.22	206.88	239.07

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands, except per share and per square foot data)
Income statement:
Net sales(2)	$3,924,116	$3,241,369	$2,670,573	$2,220,256	$1,776,151
Cost of sales	2,539,783	2,104,582	1,729,325	1,436,582	1,159,311

Gross profit	1,384,333	1,136,787	941,248	783,674	616,840
Selling, general and administrative expenses	863,354	712,006	596,390	488,880	410,658
Pre-opening expenses	14,682	14,366	17,270	14,816	9,987

Operating income	506,297	410,415	327,588	279,978	196,195
Interest (income) expense, net	(1,143)	(894)	(118)	185	587

Income before income taxes	507,440	411,309	327,706	279,793	195,608
Income tax expense	187,432	154,174	124,857	107,244	75,344

Net income	$320,008	$257,135	$202,849	$172,549	$120,264

Net income per common share:
Basic	$5.00	$4.00	$3.17	$2.73	$1.96
Diluted	$4.98	$3.98	$3.15	$2.68	$1.90
Weighted average common shares outstanding:
Basic	63,949	64,335	63,992	63,250	61,259
Diluted	64,275	64,651	64,461	64,396	63,334
Dividends declared per common share	$—	$—	$—	$1.00	$—
Other operating data:
Comparable sales increase:(3)
Retail and salon comparable sales	10.0%	8.1%	6.1%	8.8%	10.9%
E-commerce comparable sales	47.5%	56.4%	76.6%	30.7%	37.8%

Total comparable sales increase	11.8%	9.9%	7.9%	9.3%	11.5%
Number of stores end of year	874	774	675	550	449
Total square footage end of year	9,225,957	8,182,404	7,158,286	5,847,393	4,747,148
Total square footage per store(4)	10,556	10,572	10,605	10,632	10,573
Average total square footage(5)	8,724,581	7,690,742	6,555,960	5,315,653	4,413,236
Net sales per average total square foot(6)	$450	$421	$407	$418	$402
Capital expenditures	299,167	249,067	226,024	188,578	128,636
Depreciation and amortization	165,049	131,764	106,283	88,233	75,931
Repurchase of common shares	167,396	39,923	37,337	—	—
Balance sheet data:
Cash and cash equivalents	$345,840	$389,149	$419,476	$320,475	$253,738
Short-term investments	130,000	150,209	—	—	—
Working capital(7)	978,946	900,761	735,886	568,257	415,377
Property and equipment, net	847,600	717,159	595,736	483,059	376,985
Total assets	2,230,918	1,983,170	1,602,727	1,275,249	957,217
Total stockholders’ equity	1,442,886	1,247,509	1,003,094	786,942	584,704

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2012 was a 53-week operating year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(3)	Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.

(6)

Net sales per average total square foot was calculated by dividing net sales for the year by the average square footage for those stores open during each year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(7)	The Company prospectively adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of fiscal 2015. As a result of this adoption at January 30, 2016, current deferred tax assets were classified as non-current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty, All in One PlaceTM, a compelling value proposition and a convenient and welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

We are currently the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include: our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as a full-service salon in every store featuring hair, skin and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our six strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health and brows, 5) grow stores and e-commerce to reach and serve more guests and 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and e-commerce sales are recorded based on delivery of merchandise to the guest. Merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

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

Interest income, net includes both interest income and expense. Interest income represents interest from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense includes interest costs and unused facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 were 52 week years and are hereafter referred to as fiscal 2015, fiscal 2014 and fiscal 2013.

As of January 30, 2016, we operated 874 stores across 48 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
(Dollars in thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$3,924,116	$3,241,369	$2,670,573
Cost of sales	2,539,783	2,104,582	1,729,325

Gross profit	1,384,333	1,136,787	941,248
Selling, general and administrative expenses	863,354	712,006	596,390
Pre-opening expenses	14,682	14,366	17,270

Operating income	506,297	410,415	327,588
Interest income, net	(1,143)	(894)	(118)

Income before income taxes	507,440	411,309	327,706
Income tax expense	187,432	154,174	124,857

Net income	$320,008	$257,135	$202,849

Other operating data:
Number of stores end of period	874	774	675
Comparable sales increase:
Retail and salon comparable sales	10.0%	8.1%	6.1%
E-commerce comparable sales	47.5%	56.4%	76.6%

Total comparable sales increase	11.8%	9.9%	7.9%

	Fiscal year ended
(Percentage of net sales)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7%	64.9%	64.8%

Gross profit	35.3%	35.1%	35.2%
Selling, general and administrative expenses	22.0%	22.0%	22.3%
Pre-opening expenses	0.4%	0.4%	0.6%

Operating income	12.9%	12.7%	12.3%
Interest income, net	0.0%	0.0%	0.0%

Income before income taxes	12.9%	12.7%	12.3%
Income tax expense	4.8%	4.8%	4.7%

Net income	8.2%	7.9%	7.6%

Fiscal year 2015 versus fiscal year 2014

Net sales

Net sales increased $682.7 million, or 21.1%, to $3,924.1 million in fiscal 2015 compared to $3,241.4 million in fiscal 2014. Salon service sales increased $33.7 million, or 19.2% to $209.2 million compared to $175.5 million in fiscal 2014. E-commerce sales increased $71.2 million, or 47.5%, to $221.1 million compared to $149.9 million in fiscal 2014. The net sales increases are due to the opening of 100 net new stores in 2015 and a 11.8% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2015 as well as stores opened in fiscal 2014, which have not yet turned comparable, contributed $306.5 million of the net sales increase, while comparable stores contributed $376.2 million of the total net sales increase.

The 11.8% comparable sales increase consisted of a 10.0% increase at the Company’s retail and salon stores and a 47.5% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for fiscal 2015 and 2014. The total comparable sales increase included a 3.4% increase in average ticket and an 8.4% increase in transactions. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $247.5 million, or 21.8%, to $1,384.3 million in fiscal 2015, compared to $1,136.8 million, in fiscal 2014. Gross profit as a percentage of net sales increased 20 basis points to 35.3% in fiscal 2015 compared to 35.1% in fiscal 2014. The increase in gross profit margin was primarily due:

•	20 basis points improvement in merchandise margins driven by our marketing and merchandising strategies, including improvement in e-commerce profit contribution;

•	30 basis points of leverage in fixed store costs attributed to the impact of higher sales volume, offset by;

•	30 basis points of supply chain deleverage related to the addition of our new Greenwood, Indiana distribution center.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $151.3 million, or 21.3%, to $863.4 million in fiscal 2015 compared to $712.0 million in fiscal 2014. As a percentage of net sales, SG&A expense was 22.0% in fiscal 2015 and fiscal 2014. Compared to fiscal 2014’s SG&A expense, fiscal 2015 had 10 basis points of leverage in marketing expense attributed to strong sales growth, offset by 10 basis points of deleverage in corporate overhead expense primarily driven by higher consulting expense.

Pre-opening expenses

Pre-opening expenses increased $0.3 million, or 2.2%, to $14.7 million in fiscal 2015 compared to $14.4 million in fiscal 2014. During fiscal 2015, we opened 103 new stores, remodeled four stores and relocated five stores. During fiscal 2014, we opened 100 new stores and remodeled nine stores and relocated two stores.

Interest income, net

Interest income, net was $1.1 million in fiscal 2015, compared to $0.9 million in fiscal 2014. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2015 or 2014.

Income tax expense

Income tax expense of $187.4 million in fiscal 2015 represents an effective tax rate of 36.9%, compared to fiscal 2014 tax expense of $154.2 million and an effective tax rate of 37.5%. The lower tax rate in fiscal 2015 is primarily due to a decrease in state taxes and increase in federal income tax credits compared to fiscal 2014.

Net income

Net income increased $62.9 million, or 24.5%, to $320.0 million in fiscal 2015 compared to $257.1 million in fiscal 2014. The increase in net income was primarily due to an increase in gross profit of $247.5 million, which was offset by a $151.3 million increase in SG&A expenses and a $33.3 million increase in income tax expense.

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

The 9.9% comparable sales increase consisted of an 8.1% increase at the Company’s retail and salon stores and a 56.4% increase in the Company’s e-commerce business. The salon business contributed 10 basis points to the retail and salon comp of 8.1%. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for fiscal 2014 and 2013. The total comparable sales increase included a 4.3% increase in average ticket and a 5.6% increase in transactions. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

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

Selling, general and administrative expenses

SG&A expenses increased $115.6 million, or 19.4%, to $712.0 million in fiscal 2014 compared to $596.4 million in fiscal 2013. As a percentage of net sales, SG&A expenses decreased 30 basis points to 22.0% in fiscal 2014 compared to 22.3% in fiscal 2013. The leverage in SG&A expenses is primarily attributed to:

•	60 basis points in variable store and marketing expense leverage attributed to cost efficiencies and higher sales volume; offset by

•	30 basis points deleverage in corporate overhead expense primarily driven by higher variable compensation, consulting and depreciation expense.

Pre-opening expenses

Pre-opening expenses decreased $2.9 million, or 16.8%, to $14.4 million in fiscal 2014 compared to $17.3 million in fiscal 2013. During fiscal 2014, we opened 100 new stores, remodeled nine stores and relocated two stores. During fiscal 2013, we opened 127 new stores, remodeled seven stores and relocated four stores.

Interest income, net

Interest income, net was $0.9 million in fiscal 2014, compared to $0.1 million in fiscal 2013. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2014 or 2013.

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

The following table presents a summary of our cash flows for fiscal years 2015, 2014 and 2013:

	Fiscal year ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Net cash provided by operating activities	$375,874	$396,592	$327,725
Net cash used in investing activities	(278,958)	(399,276)	(226,024)
Net cash used in financing activities	(140,225)	(27,643)	(2,700)

Net (decrease) increase in cash and cash equivalents	$(43,309)	$(30,327)	$99,001

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $761.8 million at January 30, 2016, compared to $581.2 million at January 31, 2015, representing an increase of $180.6 million or 31.1%. Average inventory per store increased 16.1% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $75 million due to the addition of 100 net new stores opened since January 31, 2015;

•	approximately $62 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques; and

•	approximately $43 million due to the opening of the Company’s fourth distribution center in Greenwood, Indiana.

We had a current tax liability of $12.7 million at the end of fiscal 2015 compared to $19.4 million at the end of fiscal 2014. The decrease in taxes payable is primarily due to an increase in tax deductible stock option exercises and a decrease in state taxes.

Deferred rent liabilities were $321.8 million at January 30, 2016, an increase of $27.7 million compared to $294.1 million at January 31, 2015. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 100 net new stores opened since January 31, 2015.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $299.2 million in fiscal 2015, compared to $249.1 million and $226.0 million in fiscal 2014 and 2013, respectively. Capital expenditures increased in fiscal 2015 compared to fiscal 2014 due to investments in information technology systems, merchandise fixtures and supply chain initiatives during 2015. During fiscal 2015, we opened 103 new stores, remodeled four stores and relocated five stores, compared to 100 new stores, nine remodels and two relocations during fiscal 2014 and 127 new stores, seven remodels and four relocations during fiscal 2013. During fiscal 2015, the average investment required to open a new Ulta store was approximately $1.2 million, which includes capital investment net of landlord contributions, pre-opening expenses and initial inventory net of payables. The average investment required to remodel an Ulta Beauty store was also approximately $1.2 million. Purchases of short-term investments were $130 million during fiscal 2015 and consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Capital expenditures for fiscal 2015, 2014 and 2013 and planned fiscal 2016 by major category are as follows:

(in millions)	2016 Budget	Fiscal 2015	Fiscal 2014	Fiscal 2013
New, Remodeled, Relocated Stores	$159	$122	$125	$140
Merchandising	91	42	19	18
Information Systems	58	63	45	41
Supply Chain	46	49	46	10
Store Maintenance & Other	37	23	14	17

	$391	$299	$249	$226

Our future investments will depend primarily on the number of new, relocated and remodeled stores, supply chain investments and information technology systems that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $391 million for capital expenditures in fiscal 2016. In 2016, new, remodeled and relocated stores and merchandising capital expenditure increases reflect the expansion of prestige boutiques and related in-store merchandising upgrades. In 2014, we embarked on a multi-year supply chain project which included adding capacity, with a fourth distribution center launched in August 2015 in Greenwood, Indiana, a fifth distribution center expected to open in 2016 in Dallas, Texas and system improvements to support expanded omni-channel capabilities.

Financing activities

Financing activities in fiscal 2015, 2014 and 2013 consist principally of capital stock transactions and the related income tax effects and our stock repurchase program. Purchase of treasury shares in fiscal 2015, 2014 and 2013 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2015, 2014 and 2013. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

On September 11, 2014, we announced that our Board of Directors authorized the 2014 Share Repurchase Program pursuant to which the Company could repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amount of $112.7 million from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015.

During fiscal year 2013, we purchased 500,500 shares of common stock for $37.3 million at an average price of $74.58 from the 2013 Share Repurchase Program. During fiscal 2014, we purchased 321,113 shares of common stock for $39.9 million at an average price of $124.31 from the 2014 Share Repurchase Program. During fiscal 2015, we purchased 1,034,418 shares of common stock for $167.4 million at an average price of $161.81 from the 2014 Share Repurchase Program.

On March 10, 2016, we announced that the Board of Directors authorized the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. As part of the 2016 Share Repurchase Program, we entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock. Under the ASR agreement, we paid $200 million to Goldman, Sachs & Co. and received an initial delivery of 851,653 shares in the first quarter of 2016, which represents 80% of the total shares we expect to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

Credit facility

On October 19, 2011, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender. The Loan Agreement amended and restated the Loan and Security Agreement, dated as of August 31, 2010, by and among the Company and the lenders. The Loan Agreement extended the maturity of the Company’s credit facility to October 2016, provides maximum revolving loans equal to the lesser of $200 million or a percentage of eligible owned inventory, contains a $10 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50 million , subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times.

On September 5, 2012, we entered into Amendment No. 1 to the Loan Agreement (the First Amendment) with the lender group. The First Amendment updated certain administrative terms and conditions and provides us greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

On December 6, 2013, we entered into Amendment No. 2 to the Loan Agreement (the Second Amendment) with the lender group. The Second Amendment further extended the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or LIBOR plus 1.50% and the unused line fee is 0.20%.

As of January 30, 2016 and January 31, 2015, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

Off-balance sheet arrangements

As of January 30, 2016, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet operating leases and purchases obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 30, 2016:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations(1)	$1,759,133	$238,837	$465,841	$406,819	$647,636
Purchase obligations	26,913	26,913	—	—	—

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2015 were $52 million.

We lease retail stores, warehouses, corporate offices and certain equipment under operating leases with various expiration dates through fiscal 2028. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable. While a number of our store leases include contingent rentals, contingent rent amounts are insignificant.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to a third party for products and services for a future distribution center for which a lease has been signed, advertising and other goods and service contracts entered into as of January 30, 2016.

As of January 30, 2016, the unrecognized tax benefit was $2.3 million, which is not included in the above table due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market or shrink reserves. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2015, 2014 and 2013. An increase or decrease in the lower of cost or market reserve of 10% would have had no material impact on our pre-tax income for fiscal 2015. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would have had no material impact on our pre-tax income for fiscal 2015.

Vendor allowances

The majority of cash consideration received from a supplier is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period, based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in net receivables at the amount we expect to collect. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of 5 basis points would have affected pre-tax income by approximately $3.3 million in fiscal 2015.

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

Customer loyalty program

We maintain a customer loyalty program, Ultamate Rewards, in which program members earn points based on purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. We accrue the cost of anticipated redemptions related to this program at the time of the initial purchase based on historical experience. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our redemption rates. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2015, 2014 and 2013. If our redemption rate were to increase or decrease by 5%, it would have affected pre-tax income by approximately $4.1 million in fiscal 2015.

Share-based compensation

We account for share-based compensation in accordance with the Accounting Standards Codification (ASC) rules for stock compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest.

We estimate the grant date fair value of stock options using a Black-Scholes valuation model. The expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The expected life of options granted is derived from historical data on Ulta Beauty stock option exercises. The historical exercise data is updated on an annual basis and the changes have not had a material impact on the calculation in any years presented.

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

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Share-based compensation,” for disclosure related to the Company’s stock compensation expense. See Note 10 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. This standard allows for either full retrospective or modified retrospective adoption. We are currently evaluating the application method and the impact of this new standard on our consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation, Accounting Standards Codification Topic 718. This update clarifies the accounting for share-based awards with performance targets.

The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. We will not be affected by this guidance as we currently account for these awards in a manner consistent with the new guidance.

In April 2015, the FASB issued ASU No. 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, Accounting Standards Codification Topic 842. This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. We are currently evaluating the impact of this new standard on our consolidated financial position, results of operations and cash flows.

Recently adopted accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires that all deferred tax assets and liabilities, and any related valuation allowance, be reported as non-current in a classified balance sheet instead of separating deferred taxes and related valuation allowances into current and non-current amounts. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early adoption is permitted. As permitted, the Company adopted this standard, prospectively, in the fourth quarter of its fiscal year ended January 30, 2016. As a result of the adoption at January 30, 2016 current deferred income tax assets were classified as non-current liabilities on the Company’s consolidated balance sheets. The adoption of this standard did not have any other impact on our consolidated financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2015, 2014 or 2013. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 8.    Financial Statements and Supplementary Data

See the index, financial statements and notes to financial statements included under Item 15, “Exhibits and Financial Statement Schedules”.

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

Based on management’s evaluation as of January 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 30, 2016. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 30, 2016 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the three months ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The additional information required by this item is included under the captions “Corporate Governance and the Board of

Directors – Election of Directors,” “Independent Registered Public Accounting Firm and Audit Committee – Audit Committee” and “Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

We have a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We have posted a copy of our Code of Business Conduct under “Corporate Governance” in the Investor Relations section of our website located at http://ir.ulta.com, and such Code of Business Conduct is available in print, without charge, to any stockholder who requests it from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information under “Corporate Governance” in the Investor Relations section of our website located at http://ir.ulta.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Compensation Committee Report and Compensation Discussion and Analysis” and “Corporate Governance and the Board of Directors – Non-Executive Director Compensation for Fiscal 2015” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 30, 2016 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Corporate Governance and the Board of Directors – Corporate Governance – Independence,” Compensation Committee Report and Compensation Discussion and Analysis – Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Transactions” in the Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Registered Public Accounting Firm and Audit Committee — Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited the accompanying consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Salon, Cosmetics & Fragrance, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 30, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Salon, Cosmetics & Fragrance, Inc.

We have audited Ulta Salon, Cosmetics & Fragrance, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ulta Salon, Cosmetics & Fragrance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Salon, Cosmetics & Fragrance, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ulta Salon, Cosmetics & Fragrance, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 30, 2016 and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 30, 2016

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$345,840	$389,149
Short-term investments	130,000	150,209
Receivables, net	64,992	52,440
Merchandise inventories, net	761,793	581,229
Prepaid expenses and other current assets	72,548	66,548
Deferred income taxes	—	20,780

Total current assets	1,375,173	1,260,355
Property and equipment, net	847,600	717,159
Deferred compensation plan assets	8,145	5,656

Total assets	$2,230,918	$1,983,170

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$196,174	$190,778
Accrued liabilities	187,351	149,412
Accrued income taxes	12,702	19,404

Total current liabilities	396,227	359,594
Deferred rent	321,789	294,127
Deferred income taxes	59,527	74,498
Other long-term liabilities	10,489	7,442

Total liabilities	788,032	735,661
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 64,131 and 64,762 shares issued; 63,540 and 64,184 shares outstanding; at January 30, 2016, and January 31, 2015, respectively	641	647
Treasury stock-common, at cost	(11,685)	(9,713)
Additional paid-in capital	621,715	576,982
Retained earnings	832,215	679,593

Total stockholders’ equity	1,442,886	1,247,509

Total liabilities and stockholders’ equity	$2,230,918	$1,983,170

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

	Fiscal year ended
(In thousands, except per share data)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$3,924,116	$3,241,369	$2,670,573
Cost of sales	2,539,783	2,104,582	1,729,325

Gross profit	1,384,333	1,136,787	941,248
Selling, general and administrative expenses	863,354	712,006	596,390
Pre-opening expenses	14,682	14,366	17,270

Operating income	506,297	410,415	327,588
Interest income, net	(1,143)	(894)	(118)

Income before income taxes	507,440	411,309	327,706
Income tax expense	187,432	154,174	124,857

Net income	$320,008	$257,135	$202,849

Net income per common share:
Basic	$5.00	$4.00	$3.17
Diluted	$4.98	$3.98	$3.15
Weighted average common shares outstanding:
Basic	63,949	64,335	63,992
Diluted	64,275	64,651	64,461

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	January 30,	January 31,	February 1,
(In thousands)	2016	2015	2014
Operating activities
Net income	$320,008	$257,135	$202,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,049	131,764	106,283
Deferred income taxes	5,809	9,246	3,868
Non-cash stock compensation charges	15,594	14,923	16,003
Excess tax benefits from stock-based compensation	(9,497)	(3,229)	(13,378)
Loss on disposal of property and equipment	3,690	4,468	3,902
Change in operating assets and liabilities:
Receivables	(12,552)	(5,391)	(5,534)
Merchandise inventories	(180,564)	(123,296)	(96,808)
Prepaid expenses and other current assets	(6,000)	(10,555)	(5,541)
Income taxes	2,795	7,284	18,673
Accounts payable	5,396	42,496	29,396
Accrued liabilities	37,926	37,644	14,215
Deferred rent	27,662	32,497	53,627
Other assets and liabilities	558	1,606	170

Net cash provided by operating activities	375,874	396,592	327,725
Investing activities
Purchases of short-term investments	(130,000)	(200,209)	—
Proceeds from short-term investments	150,209	50,000	—
Purchases of property and equipment	(299,167)	(249,067)	(226,024)

Net cash used in investing activities	(278,958)	(399,276)	(226,024)
Financing activities
Repurchase of common shares	(167,396)	(39,923)	(37,337)
Stock options exercised	19,646	10,639	21,890
Excess tax benefits from stock-based compensation	9,497	3,229	13,378
Purchase of treasury shares	(1,972)	(1,588)	(631)

Net cash used in financing activities	(140,225)	(27,643)	(2,700)

Net (decrease) increase in cash and cash equivalents	(43,309)	(30,327)	99,001
Cash and cash equivalents at beginning of year	389,149	419,476	320,475

Cash and cash equivalents at end of year	$345,840	$389,149	$419,476

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$179,248	$137,180	$101,598
Noncash investing activities:
Change in property and equipment included in accrued liabilities	$13	$8,588	$(3,161)

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — February 2, 2013	64,565	$645	(556)	$(7,494)	$496,930	$296,861	$786,942
Stock options exercised and other awards	729	7	—	—	21,883	—	21,890
Purchase of treasury shares	—	—	(6)	(631)	—	—	(631)
Net income	—	—	—	—	—	202,849	202,849
Excess tax benefits from stock-based compensation	—	—	—	—	13,378	—	13,378
Stock compensation charge	—	—	—	—	16,003	—	16,003
Repurchase of common shares	(501)	(5)	—	—	—	(37,332)	(37,337)

Balance — February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094

Stock options exercised and other awards	290	3	—	—	10,636	—	10,639
Purchase of treasury shares	—	—	(16)	(1,588)	—	—	(1,588)
Net income	—	—	—	—	—	257,135	257,135
Excess tax benefits from stock-based compensation	—	—	—	—	3,229	—	3,229
Stock compensation charge	—	—	—	—	14,923	—	14,923
Repurchase of common shares	(321)	(3)	—	—	—	(39,920)	(39,923)

Balance — January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509

Stock options exercised and other awards	403	4	—	—	19,642	—	19,646
Purchase of treasury shares	—	—	(13)	(1,972)	—	—	(1,972)
Net income	—	—	—	—	—	320,008	320,008
Excess tax benefits from stock-based compensation	—	—	—	—	9,497	—	9,497
Stock compensation charge	—	—	—	—	15,594	—	15,594
Repurchase of common shares	(1,034)	(10)	—	—	—	(167,386)	(167,396)

Balance — January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886

See accompanying notes to financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 30, 2016, the Company operated 874 stores in 48 states. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or the “Company,” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiary, Ulta Inc. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. The Company has combined its three operating segments, retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2016 (fiscal 2015), January 31, 2015 (fiscal 2014) and February 1, 2014 (fiscal 2013) were 52 week years.

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

Receivables

Receivables consist principally of amounts receivable from vendors and landlord construction allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company’s vendors are primarily U.S.-based producers of consumer products and real estate developers and landlords. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The receivable for vendor allowances was $46,932 and $39,629 as of January 30, 2016 and January 31, 2015, respectively and the receivable for landlord allowances was $10,250 and $8,357 as of January 30, 2016 and January 31, 2015, respectively. The allowance for doubtful receivables totaled $1,112 and $1,346 as of January 30, 2016 and January 31, 2015, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of January 30, 2016 and January 31, 2015.

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

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. No significant impairments charges have been recognized in fiscal 2015, 2014 or 2013.

Customer loyalty program

In early fiscal 2014, we completed the conversion of all our loyalty members to Ultamate Rewards, a points-based program. Ultamate Rewards enables customers to earn points based on their purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. Prior to this conversion, we ran both Ultamate Rewards and our prior program, The Club at Ulta. The Club at Ulta was a certificate program offering customers reward certificates for free beauty products based on the level of purchases. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to these loyalty programs at January 30, 2016 and January 31, 2015 was $20,026 and $15,032 respectively. The cost of these programs, which was $54,464, $42,096 and $27,588 in fiscal 2015, 2014 and 2013, respectively, is included in cost of sales in the statements of income.

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

Revenue recognition

Net sales include merchandise sales, salon service revenue and e-commerce revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $209,249, $175,533 and $145,815 for fiscal 2015, 2014 and 2013, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded based on delivery of merchandise to the customer. E-commerce revenue amounted to $221,077, $149,857 and $95,809 for fiscal 2015, 2014 and 2013, respectively.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage was $3,728 and $2,720 at January 30, 2016 and January 31, 2015, respectively, and is recorded as a decrease in selling, general and administrative expense in the statements of income. Deferred gift card revenue was $31,830 and $22,681 at January 30, 2016 and January 31, 2015, respectively, and is included in accrued liabilities – accrued customer liabilities (Note 5).

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

Advertising

Advertising expense consists principally of paper, print and distribution costs related to the Company’s advertising circulars, as well as television, radio and digital advertising. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $187,158, $157,847 and $140,774 for fiscal 2015, 2014 and 2013, respectively. Advertising expense as a percentage of sales was 4.8%, 4.9% and 5.3% for fiscal 2015, 2014 and 2013, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $6,413 and $8,899 as of January 30, 2016 and January 31, 2015, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs related to our corporate office facilities; public company expense including Sarbanes-Oxley Act of 2002 compliance expenses; stock-based compensation expense; depreciation and amortization for all assets except those related to our retail and warehouse operations, which are included in cost of sales; and legal, finance, information systems and other corporate overhead costs.

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $15,594, $14,923 and $16,003 for fiscal 2015, 2014 and 2013, respectively (see Note 10, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles and stop loss coverage. Current stop loss coverage per claim is $200 for employee health claims, $100 for general liability claims and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method (see Note 11, “Net income per common share”).

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. This standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation, Accounting Standards Codification Topic 718. This update clarifies the accounting for share-based awards with performance targets. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company will not be affected by this guidance as the Company currently accounts for these awards in a manner consistent with the new guidance.

In April 2015, the FASB issued ASU No. 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. Early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, Accounting Standards Codification Topic 842. This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

Recently adopted accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires that all deferred tax assets and liabilities, and any related valuation allowance, be reported as non-current in a classified balance sheet instead of separating deferred taxes and related valuation allowances into current and non-current amounts. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods. As permitted, the Company adopted this standard, prospectively, in the fourth quarter of its fiscal year ended January 30, 2016. As a result of the adoption at January 30, 2016, current deferred income tax assets were classified as non-current liabilities on the Company’s consolidated balance sheet at January 30, 2016. The adoption of this standard did not have any other impact on our consolidated financial position, results of operations and cash flows.

3.    Property and equipment

Property and equipment consists of the following:

(In thousands)	January 30, 2016	January 31, 2015
Equipment and fixtures	$556,499	$447,782
Leasehold improvements	515,712	431,999
Electronic equipment and software	353,940	272,937
Construction-in-progress	75,804	90,531

	1,501,955	1,243,249
Less accumulated depreciation and amortization	(654,355)	(526,090)

Property and equipment, net	$847,600	$717,159

The Company had no capitalized interest for fiscal 2015 and 2014 as a result of not utilizing the credit facility during the year.

4.    Commitments and contingencies

Leases — The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rentals based upon sales. Contingent rent amounts were insignificant in fiscal 2015, 2014 and 2013. Total rent expense under operating leases was $181,487, $159,245 and $138,086 for fiscal 2015, 2014 and 2013, respectively. Future minimum lease payments under operating leases as of January 30, 2016, are as follows:

Fiscal year	Operating Leases (in thousands)
2016	$238,837
2017	240,654
2018	225,187
2019	209,867
2020	196,952
2021 and thereafter	647,636

Total minimum lease payments	$1,759,133

Included in the operating lease schedule above is $176,749 of minimum lease payments for stores that are expected to open in fiscal 2016.

Contractual obligations — As of January 30, 2016, the Company had obligations of $4,908 related to commitments made to a third party for products and services for a future distribution center for which a lease has been signed. Payments under these commitments were $28,044 and $38,212 for fiscal 2015 and 2014, respectively. In addition, the Company has entered into various non-cancelable advertising and other goods and service contracts. These agreements expire over one year and the obligations under these agreements were $22,005 as of January 30, 2016.

General litigation — The Company is the defendant in four putative employment class action lawsuits that allege that the Company violated various provisions of California’s labor laws. All four of these lawsuits seek to recover damages and penalties as a result of these alleged practices. The Company has agreed to settle one of the suits for $1,750 (a significant portion of which will be allocated to attorneys’ fees for plaintiff’s counsel). The settlement, which is fully reserved for, remains subject to final court approval; preliminary approval was granted on March 11, 2016. Under the terms of the settlement, the Company admits no liability and the parties fully and finally release all claims. The Company denies the plaintiff’s allegations in the other three suits and is vigorously defending these matters.

The Company is also involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

5.    Accrued liabilities

Accrued liabilities consist of the following:

(In thousands)	January 30, 2016	January 31, 2015
Accrued vendor liabilities (including accrued property and equipment costs)	$27,894	$24,705
Accrued customer liabilities	54,496	39,593
Accrued payroll, bonus and employee benefits	61,068	50,931
Accrued taxes, other	20,486	17,824
Other accrued liabilities	23,407	16,359

Accrued liabilities	$187,351	$149,412

6. Income taxes

The provision for income taxes consists of the following:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal	$163,048	$128,159	$105,731
State	18,694	16,909	15,310

Total current	181,742	145,068	121,041
Deferred:
Federal	6,981	8,392	3,891
State	(1,291)	714	(75)

Total deferred	5,690	9,106	3,816

Provision for income taxes	$187,432	$154,174	$124,857

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	2.2%	2.8%	3.0%
Other	(0.3%)	(0.3%)	0.1%

Effective tax rate	36.9%	37.5%	38.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	January 30, 2016	January 31, 2015
Deferred tax assets:
Reserves not currently deductible	$27,734	$22,380
Employee benefits	10,594	8,782
Credit carryforwards	441	338
Accrued liabilities	10,704	8,231
Inventory valuation	257	617

Total deferred tax assets	49,730	40,348
Deferred tax liabilities:
Property and equipment	48,898	44,882
Deferred rent obligation	49,548	38,409
Prepaid expenses	10,811	10,775

Total deferred tax liabilities	109,257	94,066

Net deferred tax liability	$(59,527)	$(53,718)

The Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, prospectively, in the fourth quarter of fiscal 2015. As a result of the adoption at January 30, 2016, current deferred income tax assets were classified as non-current liabilities on the Company’s consolidated balance sheet.

At January 30, 2016 and January 31, 2015, the Company had $441 and $338, respectively, credit carryforwards for state income tax purposes.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $2,262 and $1,414 at January 30, 2016 and January 31, 2015, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

(In thousands)	January 30, 2016	January 31, 2015
Balance at beginning of the period	$1,414	$795
Increase due to a current year position	900	670
Decrease due to a prior period position	(52)	(51)

Balance at the end of the period	$2,262	$1,414

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2015 and 2014.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for years before 2012 and is no longer subject to examinations by State authorities before 2011.

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

On September 5, 2012, the Company entered into Amendment No. 1 to the Loan Agreement (the First Amendment) with the lender group. The First Amendment updated certain administrative terms and conditions and provides the Company greater flexibility to take certain corporate actions. There were no changes to the revolving loan amounts available, interest rates, covenants or maturity date under terms of the Loan Agreement.

On December 6, 2013, the Company entered into Amendment No. 2 to the Loan Agreement (the Second Amendment) with the lender group. The Second Amendment further extended the maturity of the facility to December 2018. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or London Interbank Offered Rate plus 1.50% and the unused line fee is 0.20%.

As of January 30, 2016 and January 31, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of January 30, 2016 and January 31, 2015, the Company held financial liabilities of $7,491 and $5,574, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.    Investments

The Company’s short-term investments as of January 30, 2016 and January 31, 2015, consist of $130,000 and $150,209, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at January 30, 2016.

10.    Share-based awards

Equity incentive plans

The Company has had a number of equity incentive plans over the years. The plans were adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees, directors, and consultants to promote the success of the Company’s business. Incentive compensation was awarded under the Amended and Restated Restricted Stock Option Plan until April 2002 and under the 2002 Equity Incentive Plan through July 2007, at which time the 2007 Incentive Award Plan was adopted. All of the plans generally provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants and directors. Unless provided otherwise by the administrator of the plan, options vested over four years at the rate of 25% per year from the date of grant and most must be exercised within ten years. Options were granted with the exercise price equal to the fair value of the underlying stock on the date of grant.

2011 Incentive award plan

In June 2011, the Company adopted the 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock and cash-based awards to employees, consultants, and directors. Following its adoption, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of January 30, 2016, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 4,096 shares of the Company’s common stock.

The Company recorded stock compensation expense of $15,594, $14,923 and $16,003 for fiscal 2015, 2014 and 2013, respectively. Cash received from option exercises under all share-based payment arrangements for fiscal 2015, 2014 and 2013 was $19,646, $10,639 and $21,890, respectively. The total income tax benefit recognized in the income statement for equity compensation arrangements was $5,354, $3,526 and $4,812 for fiscal 2015, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $14,970, $6,892 and $18,169, respectively, for fiscal 2015, 2014 and 2013.

Employee stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Volatility rate	37.9%	40.7%	49.2%
Average risk-free interest rate	1.6%	1.4%	0.9%
Average expected life (in years)	4.9	3.8	4.4
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The expected life of options granted is derived from historical data on Ulta Beauty stock option exercises. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized. The Company does not currently pay a regular dividend.

The Company granted 294 stock options during fiscal 2015. The compensation cost that has been charged against income for stock option grants was $7,899, $9,078, and $10,214 for fiscal 2015, 2014, and 2013, respectively. The weighted-average grant date fair value of options granted in fiscal 2015, 2014 and 2013 was $56.44, $32.38 and $34.31, respectively. The total fair value of stock options issued that vested during fiscal 2015, 2014 and 2013 was $8,236, $8,799 and $10,544, respectively. At January 30, 2016, there was approximately $23,032 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years. The total intrinsic value of options exercised was $36,610, $15,032 and $49,404 in fiscal 2015, 2014 and 2013, respectively.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Common stock options outstanding
Beginning of year	1,073	$72.12	1,090	$56.94	1,807	$41.60
Granted	294	160.01	371	99.40	302	84.50
Exercised	(356)	55.20	(238)	44.79	(705)	31.07
Forfeited	(72)	91.74	(150)	72.57	(314)	53.15

End of year	939	$104.58	1,073	$72.12	1,090	$56.94

Exercisable at end of year	316	$61.44	440	$43.98	363	$34.37

Vested and Expected to vest	890	$103.36	1,028	$71.28	1,046	$56.47

The following table presents information related to options outstanding and options exercisable at January 30, 2016, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
Options outstanding	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$1.11 - 15.81	64	3	$13.28	64	3	$13.28
22.86 - 37.85	55	5	27.49	55	5	27.49
47.19 - 69.96	72	5	66.64	72	5	66.64
74.91 - 89.79	94	7	80.73	28	7	80.90
91.12 - 99.66	295	8	97.63	75	8	97.46
101.35 - 165.27	359	9	152.14	22	8	119.38

End of year	939	8	$104.58	316	6	$61.44

The aggregate intrinsic value of outstanding and exercisable options as of January 30, 2016 was $71,947 and $37,819, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 30, 2016 was $181.17 per share.

Restricted stock units

The Company issues restricted stock units to certain employees and its Board of Directors. Employee grants will generally cliff vest after three years and director grants will cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed straight-line over the requisite service period. The compensation expense recorded in fiscal 2015, 2014 and 2013 was $6,040, $5,845 and $5,789, respectively. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At January 30, 2016, unrecognized compensation cost related to restricted stock awards was $9,445. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of units	Weighted- average grant date fair value	Number of units	Weighted- average grant date fair value	Number of units	Weighted- average grant date fair value
Restricted stock units outstanding
Beginning of year	151	$91.74	162	$87.54	62	$81.81
Granted	60	154.77	71	97.73	141	86.07
Vested	(47)	102.36	(52)	91.91	(25)	81.41
Forfeited	(20)	96.11	(30)	82.91	(16)	75.39

End of year	144	$116.42	151	$91.74	162	$87.54

Expected to vest	132	$116.42	140	$91.74	152	$87.54

Performance-based restricted stock units

The Company began granting performance-based restricted stock units in fiscal 2015 to certain employees. These awards will cliff vest after three years based upon achievement of pre-established goals at the end of the second year of the term. Consistent with restricted stock units, the grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The compensation expense recorded in fiscal 2015 was $1,655. Forfeitures of performance-based restricted stock awards are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At January 30, 2016, unrecognized compensation cost related to performance-based restricted stock units was $2,239. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2015
	Number of units	Weighted- average grant date fair value
Performance-based restricted stock units outstanding
Beginning of year	—	$—
Granted	22	151.20
Vested	—	—
Forfeited	(2)	151.20

End of year	20	$151.20

Expected to vest	19	$151.20

The number of performance-based units presented is based on achieving the targeted performance goals as defined in the performance-based unit agreements. As of January 30, 2016, the maximum number of units that could vest under the provisions of the agreements was 40.

11.    Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
(In thousands, except per share data)	January 30, 2016	January 31, 2015	February 1, 2014
Numerator for diluted net income per share — net income	$320,008	$257,135	$202,849
Denominator for basic net income per share — weighted-average common shares	63,949	64,335	63,992
Dilutive effect of stock options and non-vested stock	326	316	469

Denominator for diluted net income per share	64,275	64,651	64,461
Net income per common share:
Basic	$5.00	$4.00	$3.17
Diluted	$4.98	$3.98	$3.15

The denominator for diluted net income per common share for fiscal years 2015, 2014 and 2013 exclude 370, 686 and 658 employee options, respectively, due to their anti-dilutive effects. As of January 30, 2016, outstanding performance-based restricted stock units were excluded from the computation of diluted shares because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company and the performance period is not yet complete.

12.    Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2015, 2014 and 2013, the Company match was 100% of the first 3.0% of eligible compensation. As of January 30, 2016 and January 31, 2015, the liability for the Company match was $5,031 and $4,104, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and, beginning in 2014, a Company match. In fiscal 2015 and 2014, the Company match was 100% of the first 3.0% of salary. For fiscal year 2015 and 2014, the liability for the Company match was $554 and $465, respectively. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities was $7,491 and $5,574 as of January 30, 2016 and January 31, 2015, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $8,145 and $5,656 as of January 30, 2016 and January 31, 2015, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2015 and 2014.

13.    Valuation and qualifying accounts

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
	(In thousands)
Fiscal 2015
Allowance for doubtful accounts	$1,346		$2,063	$(2,297	)(a)	$1,112
Shrink reserve	11,598		29,894	(26,233)		15,259
Inventory — lower of cost or market reserve	5,253		3,323	(3,573)		5,003
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,789	)(b)	5,935	(6,072)		(1,926)
Employee Health Care Accrued Liability	2,435		55,423	(53,671)		4,187
Fiscal 2014
Allowance for doubtful accounts	$915		$874	$(443	)(a)	$1,346
Shrink reserve	9,358		22,374	(20,134)		11,598
Inventory — lower of cost or market reserve	4,861		4,368	(3,976)		5,253
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,817	)(b)	6,899	(6,871)		(1,789)
Employee Health Care Accrued Liability	2,606		41,335	(41,506)		2,435
Fiscal 2013
Allowance for doubtful accounts	$973		$300	$(358	)(a)	$915
Shrink reserve	4,020		16,298	(10,960)		9,358
Inventory — lower of cost or market reserve	2,364		4,522	(2,025)		4,861
Insurance:
Workers Comp / General Liability Prepaid Asset	(2,400	)(b)	7,060	(6,477)		(1,817)
Employee Health Care Accrued Liability	2,232		34,422	(34,048)		2,606

(a)	Represents write-off of uncollectible accounts

(b)	Represents prepaid insurance

14.    Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2015 and fiscal 2014. The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31.

	2015
	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$868,122	$876,999	$910,700	$1,268,295
Cost of sales	564,938	570,524	575,062	829,259

Gross profit	303,184	306,475	335,638	439,036
Selling, general and administrative expenses	192,485	183,937	218,763	268,169
Pre-opening expenses	3,117	4,078	6,106	1,381

Operating income	107,582	118,460	110,769	169,486
Interest income, net	(311)	(276)	(283)	(273)

Income before income taxes	107,893	118,736	111,052	169,759
Income tax expense	40,947	44,567	39,982	61,936

Net income	$66,946	$74,169	$71,070	$107,823

Net income per common share:
Basic	$1.04	$1.16	$1.11	$1.69
Diluted	$1.04	$1.15	$1.11	$1.69

	2014
	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$713,770	$734,236	$745,722	$1,047,641
Cost of sales	467,817	474,894	463,967	697,904

Gross profit	245,953	259,342	281,755	349,737
Selling, general and administrative expenses	162,443	157,768	181,093	210,702
Pre-opening expenses	2,629	3,595	6,574	1,568

Operating income	80,881	97,979	94,088	137,467
Interest income, net	(200)	(209)	(254)	(231)

Income before income taxes	81,081	98,188	94,342	137,698
Income tax expense	31,128	37,394	35,218	50,434

Net income	$49,953	$60,794	$59,124	$87,264

Net income per common share:
Basic	$0.78	$0.94	$0.92	$1.36
Diluted	$0.77	$0.94	$0.91	$1.35

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

On September 11, 2014, the Company announced that our Board of Directors authorized a new share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company could repurchase up to $300,000 of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized but unused amount of $112,664 from the 2013 Share Repurchase Program. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time. On March 12, 2015, the Company announced that our Board of Directors authorized an increase of $100,000 to the 2014 Share Repurchase Program effective March 17, 2015.

During fiscal year 2013, we purchased 501 shares of common stock for $37,337 at an average price of $74.58 from the 2013 Share Repurchase Program. During fiscal 2014, we purchased 321 shares of common stock for $39,923 at an average price of $124.31 from the 2014 Share Repurchase Program. During fiscal 2015, we purchased 1,034 shares of common stock for $167,396 at an average price of $161.81 from the 2014 Share Repurchase Program.

16.    Subsequent event

On March 10, 2016, the Company announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. As part of the 2016 Share Repurchase Program, the Company entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200,000 of the Company’s common stock. Under the ASR agreement, the Company paid $200,000 to Goldman, Sachs & Co. and received an initial delivery of 852 shares in the first quarter of 2016, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 30, 2016.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Scott M. Settersten

Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon Mary N. Dillon	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016

/s/ Scott M. Settersten Scott M. Settersten	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 30, 2016

/s/ Michelle L. Collins Michelle L. Collins	Director	March 30, 2016

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	March 30, 2016

/s/ Dennis K. Eck Dennis K. Eck	Director	March 30, 2016

/s/ Catherine Halligan Catherine Halligan	Director	March 30, 2016

/s/ Charles Heilbronn Charles Heilbronn	Director	March 30, 2016

/s/ Michael R. MacDonald Michael R. MacDonald	Director	March 30, 2016

/s/ George Mrkonic George Mrkonic	Director	March 30, 2016

/s/ Lorna E. Nagler Lorna E. Nagler	Director	March 30, 2016

/s/ Charles J. Philippin Charles J. Philippin	Chairman of the Board of Directors	March 30, 2016

/s/ Vanessa A. Wittman Vanessa A. Wittman	Director	March 30, 2016

Ulta Salon, Cosmetics & Fragrance, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2016

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number		File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1		333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2		333-144405	8/17/2007

4.1	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2		333-144405	8/17/2007

4.2	Stockholder Rights Agreement		S-1	4.4		333-144405	8/17/2007

10.1	Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7		333-144405	8/17/2007

10.2	Amendment to Ulta Salon, Cosmetics & Fragrance, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	(a)	333-144405	8/17/2007

10.3	Ulta Salon, Cosmetics & Fragrance, Inc. 2002 Equity Incentive Plan*		S-1	10.9		333-144405	8/17/2007

10.4	Ulta Salon, Cosmetics & Fragrance, Inc. 2007 Incentive Award Plan*		S-1	10.10		333-144405	9/27/2007

10.5	Ulta Salon, Cosmetics & Fragrance, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A		001-33764	5/2/2011

10.6	Form of Restricted Stock Unit Award Agreement — Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1		001-33764	3/31/2015

10.7	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17		001-33764	4/2/2009

10.8	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8-K	10.1		001-33764	6/24/2013

10.9	Amended and Restated Loan and Security Agreement, dated October 19, 2011, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1		001-33764	10/25/2011

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.10	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of September 5, 2012, by and among Ulta Salon, Cosmetics and Fragrance Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		10-Q	10.1	001-33764	9/6/2012

10.11	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 6, 2013, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.1	001-33764	12/9/2013

10.12	Form of 2013 Retention and Severance Agreement for Scott M. Settersten*		8-K	10.1	001-33764	3/13/2013

10.13	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10-Q	10.1	001-33764	6/10/2014

10.14	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimball*		10-Q	10.1	001-33764	6/4/2015

21	List of Subsidiaries		10-K	21.1	001-33764	4/2/2014

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

99	Proxy Statement for the 2016 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after January 30, 2016; except to the extent specifically incorporated by reference, the Proxy Statement for the 2016 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

*	A management contract or compensatory plan or arrangement.