Form 10-Q
period 2016-04-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2016-06-02
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 26, 2016 was 62,454,627 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

	April 30,	January 30,	May 2,
(In thousands)	2016	2016	2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,254	$345,840	$386,007
Short-term investments	130,000	130,000	150,209
Receivables, net	54,112	64,992	43,558
Merchandise inventories, net	843,490	761,793	662,936
Prepaid expenses and other current assets	71,561	72,548	61,725
Deferred income taxes	—	—	20,766

Total current assets	1,338,417	1,375,173	1,325,201

Property and equipment, net	870,835	847,600	744,665
Deferred compensation plan assets	9,698	8,145	8,085

Total assets	$2,218,950	$2,230,918	$2,077,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$266,278	$196,174	$209,509
Accrued liabilities	179,300	187,351	139,284
Accrued income taxes	50,156	12,702	34,871

Total current liabilities	495,734	396,227	383,664

Deferred rent	330,121	321,789	305,355
Deferred income taxes	59,977	59,527	75,135
Other long-term liabilities	13,430	10,489	10,812

Total liabilities	899,262	788,032	774,966

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

	April 30,	January 30,	May 2,
(In thousands, except per share data)	2016	2016	2015
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 63,226, 64,131 and 64,770 shares issued; 62,625, 63,540 and 64,185 shares outstanding; at April 30, 2016 (unaudited), January 30, 2016 and May 2, 2015 (unaudited), respectively	$632	$641	$647
Treasury stock-common, at cost	(13,627)	(11,685)	(10,726)
Additional paid-in capital	595,148	621,715	594,479
Retained earnings	737,535	832,215	718,585

Total stockholders’ equity	1,319,688	1,442,886	1,302,985

Total liabilities and stockholders’ equity	$2,218,950	$2,230,918	$2,077,951

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(In thousands, except per share data)	2016	2015
Net sales	$1,073,716	$868,122
Cost of sales	683,286	564,938

Gross profit	390,430	303,184
Selling, general and administrative expenses	240,724	192,485
Pre-opening expenses	2,542	3,117

Operating income	147,164	107,582
Interest income, net	(315)	(311)

Income before income taxes	147,479	107,893
Income tax expense	55,503	40,947

Net income	$91,976	$66,946

Net income per common share:
Basic	$1.46	$1.04
Diluted	$1.45	$1.04
Weighted average common shares outstanding:
Basic	63,031	64,180
Diluted	63,335	64,555

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(In thousands)	2016	2015
Operating activities
Net income	$91,976	$66,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,887	37,967
Deferred income taxes	450	651
Non-cash stock compensation charges	4,022	3,342
Excess tax benefits from stock-based compensation	(3,203)	(4,003)
Loss on disposal of property and equipment	812	1,121
Change in operating assets and liabilities:
Receivables	10,880	8,882
Merchandise inventories	(81,697)	(81,707)
Prepaid expenses and other current assets	987	4,823
Income taxes	40,657	19,470
Accounts payable	70,104	18,731
Accrued liabilities	(25,664)	(20,100)
Deferred rent	8,332	11,228
Other assets and liabilities	1,388	941

Net cash provided by operating activities	166,931	68,292

Investing activities
Purchases of property and equipment	(54,321)	(56,622)

Net cash used in investing activities	(54,321)	(56,622)

Financing activities
Repurchase of common shares	(226,666)	(27,956)
Stock options exercised	6,209	10,154
Excess tax benefits from stock-based compensation	3,203	4,003
Purchase of treasury shares	(1,942)	(1,013)

Net cash used in financing activities	(219,196)	(14,812)

Net decrease in cash and cash equivalents	(106,586)	(3,142)
Cash and cash equivalents at beginning of period	345,840	389,149

Cash and cash equivalents at end of period	$239,254	$386,007

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$14,154	$20,645
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$17,613	$9,972

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886
Stock options exercised and other awards	104	1	—	—	6,208	—	6,209
Purchase of treasury shares	—	—	(10)	(1,942)	—	—	(1,942)
Net income for the 13 weeks ended April 30, 2016	—	—	—	—	—	91,976	91,976
Excess tax benefits from stock-based compensation	—	—	—	—	3,203	—	3,203
Stock compensation charge	—	—	—	—	4,022	—	4,022
Repurchase of common shares	(1,009)	(10)	—	—	(40,000)	(186,656)	(226,666)

Balance – April 30, 2016	63,226	$632	(601)	$(13,627)	$595,148	$737,535	$1,319,688

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of April 30, 2016, the Company operated 886 stores in 48 states and the District of Columbia, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiaries.

Location	Number of stores	Location	Number of stores
Alabama	14	Montana	5
Alaska	3	Nebraska	3
Arizona	25	Nevada	11
Arkansas	6	New Hampshire	6
California	105	New Jersey	23
Colorado	18	New Mexico	4
Connecticut	10	New York	32
Delaware	3	North Carolina	25
District of Columbia	1	North Dakota	2
Florida	62	Ohio	34
Georgia	27	Oklahoma	12
Idaho	6	Oregon	11
Illinois	46	Pennsylvania	32
Indiana	16	Rhode Island	2
Iowa	8	South Carolina	15
Kansas	7	South Dakota	2
Kentucky	10	Tennessee	16
Louisiana	16	Texas	85
Maine	3	Utah	11
Maryland	15	Virginia	24
Massachusetts	13	Washington	20
Michigan	39	West Virginia	6
Minnesota	12	Wisconsin	16
Mississippi	7	Wyoming	1

Missouri	16	Total	886

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended April 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2016 and 2015 ended on April 30, 2016 and May 2, 2015, respectively.

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

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Volatility rate	35.0%	38.0%
Average risk-free interest rate	1.2%	1.1%
Average expected life (in years)	3.5	3.6
Dividend yield	None	None

The Company granted 105 and 87 stock options during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The compensation cost that has been charged against operating income for stock option grants was $1,983 and $2,031 for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The weighted-average grant date fair value of these options was $52.55 and $44.84, respectively. At April 30, 2016, there was approximately $26,208 of unrecognized compensation expense related to unvested stock options.

The Company issued 41 and 42 restricted stock units during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The compensation cost that has been charged against operating income for restricted stock units was $1,561 and $1,211 for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. At April 30, 2016, there was approximately $15,354 of unrecognized compensation expense related to restricted stock units.

The Company issued 24 and 21 performance-based restricted stock units during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $478 and $100 for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. At April 30, 2016, there was approximately $8,082 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASC 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. This standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, Accounting Standards Codification Topic 842. This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20) - Recognition of Breakage for Certain Prepaid Stored - Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Topic 606 (Principal versus Agent Considerations). This update clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. The guidance requires an entity to determine whether the nature of its promise is to provide goods or services to its customer (the entity is a principal) or to arrange for goods or services to be provided to the customer by the other parties (the entity is an agent). This determination is based upon whether the entity controls the goods or the services before it is transferred to the customer. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements are the same as the effective date and transition requirements in ASC 606.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing, and two practical expedients for non-public entities have been added. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The amendment addressed the potential for diversity in practice at initial application. The effective date and transition requirements are the same as the effective date and transition requirements in ASC 606.

Recently adopted accounting pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, Accounting Standards Codification Topic 718. This update clarifies the accounting for share-based awards with performance targets. ASU 2014-12 is effective for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. As permitted, the Company adopted this standard, prospectively, in its first quarter ended April 30, 2016 and its adoption had no impact on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. As permitted, the Company adopted this standard, prospectively, in its first quarter ended April 30, 2016 and its adoption had no impact on its consolidated financial position, results of operations and cash flows.

3.	Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts were insignificant in the 13 weeks ended April 30, 2016 and May 2, 2015. Total rent expense under operating leases was $49,159 and $44,558 for 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of our business, including four putative employment class action lawsuits in California. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

4.	Notes payable

In 2011, the Company entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender, which has been amended multiple times since 2011 (as amended, the Loan Agreement). The Loan Agreement currently matures in December 2018, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or London Interbank Offered Rate plus 1.50% and the unused line fee is 0.20%.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5.	Investments

The Company’s short-term investments as of April 30, 2016, January 30, 2016 and May 2, 2015 consist of $130,000, $130,000 and $150,209, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at April 30, 2016.

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

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company held financial liabilities of $10,191, $7,491 and $8,269, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
	April 30,	May 2,
(In thousands, except per share data)	2016	2015
Numerator for diluted net income per share – net income	$91,976	$66,946

Denominator for basic net income per share – weighted-average common shares	63,031	64,180
Dilutive effect of stock options and non-vested stock	304	375

Denominator for diluted net income per share	63,335	64,555

Net income per common share:
Basic	$1.46	$1.04
Diluted	$1.45	$1.04

The denominators for diluted net income per common share for the 13 weeks ended April 30, 2016 and May 2, 2015 exclude 386 and 200 employee stock options, respectively, due to their anti-dilutive effects. As of April 30, 2016, outstanding performance-based restricted stock units were excluded from the computation of diluted shares because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company for which the performance targets have not yet been met.

8.	Share repurchase program

On September 11, 2014, the Company announced that the Board of Directors authorized a share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company could repurchase up to $300,000 of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112,664 from the share repurchase program adopted in 2013. On March 12, 2015, the Company announced that the Board of Directors authorized an increase of $100,000 to the 2014 Share Repurchase Program effective March 17, 2015. The 2014 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

On March 10, 2016, the Company announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized, but unused amounts of $172,386 from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

As part of the 2016 Share Repurchase Program, the Company entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200,000 of the Company’s common stock. Under the ASR agreement, the Company paid $200,000 to Goldman, Sachs & Co. and received an initial delivery of 852 shares in the first quarter of 2016, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The transaction is accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

During the 13 weeks ended April 30, 2016, excluding the shares repurchase under the ASR, we purchased 158 shares of common stock for $26,667 at an average price of $169.02. During the 13 weeks ended May 2, 2015, we purchased 192 shares of common stock for $27,956 at an average price of $145.26.

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

References in the following discussion to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” the” Company,” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

We are currently the largest beauty retailer the United States and the premier beauty destination for cosmetics, fragrance, skin care products and hair care products and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with the distinctive environment and experience of a specialty retailer. Key aspects of our business include: our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as a full-service salon in every store featuring hair, skin and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2016 and 2015 ended on April 30, 2016 and May 2, 2015, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$1,073,716	$868,122	100.0%	100.0%
Cost of sales	683,286	564,938	63.6%	65.1%

Gross profit	390,430	303,184	36.4%	34.9%
Selling, general and administrative expenses	240,724	192,485	22.4%	22.2%
Pre-opening expenses	2,542	3,117	0.2%	0.4%

Operating income	147,164	107,582	13.7%	12.4%
Interest income, net	(315)	(311)	0.0%	0.0%

Income before income taxes	147,479	107,893	13.7%	12.4%
Income tax expense	55,503	40,947	5.2%	4.7%

Net income	$91,976	$66,946	8.6%	7.7%

Other operating data:
Number of stores end of period	886	797
Comparable sales increase:
Retail and salon comparable sales	13.9%	9.7%
E-commerce comparable sales	38.8%	49.8%

Total comparable sales increase	15.2%	11.4%

Comparison of 13 weeks ended April 30, 2016 to 13 weeks ended May 2, 2015

Net sales

Net sales increased $205.6 million, or 23.7%, to $1,073.7 million for the 13 weeks ended April 30, 2016, compared to $868.1 million for the 13 weeks ended May 2, 2015. Salon service sales increased $7.6 million or 14.7%, to $58.9 million compared to $51.3 million in the first quarter of 2015. E-commerce sales increased $17.1 million or 38.8%, to $61.0 million compared to $44.0 million in the first quarter of 2015. The net sales increases are due to comparable stores driving an increase of $129.9 million and non-comparable store increases of $75.7 million compared to the first quarter of 2015.

The 15.2% comparable sales increase consisted of a 13.9% increase at the Company’s retail and salon stores and a 38.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 130 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended April 30, 2016 compared to 170 basis points for the 13 weeks ended May 2, 2015. The total comparable store sales increase included an 11.0% increase in traffic and a 4.2% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $87.2 million or 28.8%, to $390.4 million for the 13 weeks ended April 30, 2016, compared to $303.2 million for the 13 weeks ended May 2, 2015. Gross profit as a percentage of net sales increased 150 basis points to 36.4% for the 13 weeks ended April 30, 2016, compared to 34.9% for the 13 weeks ended May 2, 2015. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by our marketing and merchandising strategies and leverage in fixed store costs attributed to the impact of higher sales volume; partly offset by planned supply chain deleverage related to our new distribution centers and core merchandising systems.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $48.2 million or 25.1%, to $240.7 million for the 13 weeks ended April 30, 2016, compared to $192.5 million for the 13 weeks ended May 2, 2015. SG&A expenses as a percentage of net sales increased 20 basis points to 22.4% for the 13 weeks ended April 30, 2016, compared to 22.2% for the 13 weeks ended May 2, 2015. The deleverage in SG&A expenses is primarily related to headcount and consulting to support our growth initiatives, including our prestige brand boutiques.

Pre-opening expenses

Pre-opening expenses decreased $0.6 million to $2.5 million for the 13 weeks ended April 30, 2016, compared to $3.1 million for the 13 weeks ended May 2, 2015. During the 13 weeks ended April 30, 2016, we opened 13 new stores compared to 24 new store openings and one store relocation during the 13 weeks ended May 2, 2015.

Interest income, net

Interest income, net was insignificant for the 13 weeks ended April 30, 2016 and May 2, 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first quarter of fiscal 2016 or 2015.

Income tax expense

Income tax expense of $55.5 million for the 13 weeks ended April 30, 2016 represents an effective tax rate of 37.6%, compared to $40.9 million of tax expense representing an effective tax rate of 38.0% for the 13 weeks ended May 2, 2015. The lower tax rate is primarily due to an increase in federal income tax credits compared to the first quarter of fiscal 2015.

Net income

Net income increased $25.0 million or 37.4%, to $92.0 million for the 13 weeks ended April 30, 2016, compared to $66.9 million for the 13 weeks ended May 2, 2015. The increase is primarily related to the $87.2 million increase in gross profit, offset by a $48.2 million increase in SG&A expenses and a $14.6 million increase in income tax expense.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, short-term investments, cash generated from operations and borrowings under our credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	April 30,	May 2,
(In thousands)	2016	2015
Net cash provided by operating activities	$166,931	$68,292
Net cash used in investing activities	(54,321)	(56,622)
Net cash used in financing activities	(219,196)	(14,812)

Net decrease in cash and cash equivalents	$(106,586)	$(3,142)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $843.5 million at April 30, 2016, compared to $662.9 million at May 2, 2015, representing an increase of $180.6 million. Average inventory per store increased 14.5% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $74 million due to the addition of 89 net new stores opened since May 2, 2015;

•	approximately $67 million due to the opening of the Company’s fourth distribution center in Greenwood, Indiana; and

•	approximately $39 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

We had a current tax liability of $50.2 million at April 30, 2016, compared to $34.9 million at May 2, 2015. The increase in taxes payable is primarily due to an increase in pre-tax book income.

Deferred rent liabilities were $330.1 million at April 30, 2016, compared to $305.4 million at May 2, 2015, representing an increase of $24.7 million. Deferred rent includes deferred construction allowances, future rental increases and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 89 net new stores opened since May 2, 2015.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $54.3 million during the 13 weeks ended April 30, 2016, compared to $56.6 million during the 13 weeks ended May 2, 2015. The decrease in capital expenditures year over year is primarily due to the decrease in the number of new stores opened, partially offset by investments in information technology systems, merchandise fixtures and supply chain initiatives during the 13 weeks ended April 30, 2016, compared to the 13 weeks ended May 2, 2015.

Financing activities

Financing activities in fiscal 2016 and 2015 consist principally of capital stock transactions and the related income tax effects and our stock repurchase program. Purchase of treasury shares in fiscal 2016 and 2015 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of April 30, 2016, January 30, 2016 and May 2, 2015. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

Share repurchase program

On September 11, 2014, we announced that our Board of Directors authorized a share repurchase program (the 2014 Share Repurchase Program) pursuant to which the Company could repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112.7 million from the share repurchase program adopted in 2013. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. The 2014 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

On March 10, 2016, we announced that our Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized, but unused amounts of $172.4 million from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

As part of the 2016 Share Repurchase Program, we entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock. Under the ASR agreement, the Company paid $200 million to Goldman, Sachs & Co. and received an initial delivery of 851,653 shares in the first quarter of 2016, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The transaction is accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

During the 13 weeks ended May 2, 2015, we purchased 192,422 shares of common stock for $28.0 million at an average price of $145.26. During the 13 weeks ended April 30, 2016, excluding the shares repurchased under the ASR, we purchased 157,765 shares of common stock for $26.7 million at an average price of $169.02.

Credit facility

In 2011, we entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender, which has been amended multiple times since 2011 (as amended, the Loan Agreement). The Loan Agreement currently matures in December 2018, provides maximum revolving loans equal to the lesser of $200 million or a percentage of eligible owned inventory, contains a $10 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50 million, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or London Interbank Offered Rate plus 1.50% and the unused line fee is 0.20%.

As of April 30, 2016, January 30, 2016 and May 2, 2015, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of April 30, 2016, we have not entered into any “off-balance sheet” arrangements, as described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended April 30, 2016.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Recent accounting pronouncements not yet adopted

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recent accounting pronouncements not yet adopted.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 13 weeks ended April 30, 2016. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Note 3 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2016, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
January 31, 2016 to February 27, 2016	100,466	$159.95	100,466	$176,611
February 28, 2016 to March 26, 2016 (3)	894,357	195.92	884,197	223,606
March 27, 2016 to April 30, 2016	24,746	201.18	24,746	218,628

13 weeks ended April 30, 2016	1,019,569	192.50	1,009,409	218,628

(1)	There were 1,009,409 shares repurchased as part of our publicly announced share repurchase program during the three months ended April 30, 2016 and there were 10,160 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced that the 2014 Share Repurchase Program pursuant to which the Company could repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112.7 million from the share repurchase program adopted in 2013. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time.

On March 10, 2016, we announced that the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $172.4 million from the 2014 Share Repurchase Program.

(3)	As part of the 2016 Share Repurchase Program, the Company entered into an ASR agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock and received an initial delivery of 851,653 shares, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The average price paid per share was calculated with reference to the volume weighted average price per shares of the Company’s common stock over the term of the agreement, less a negotiated discount. For additional information, see Note 8 to our consolidated financial statements, “Share repurchase program” included in this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 2, 2016 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon
Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Ulta Salon, Cosmetics & Fragrance, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended April 30, 2016

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