Form 10-Q
period 2016-07-30
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2016-08-25
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 22, 2016 was 62,369,759 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	July 30, 2016	January 30, 2016	August 1, 2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,084	$345,840	$325,214
Short-term investments	110,000	130,000	150,209
Receivables, net	55,998	64,992	45,277
Merchandise inventories, net	930,205	761,793	705,660
Prepaid expenses and other current assets	82,720	72,548	67,076
Prepaid income taxes	3,075	—	1,883
Deferred income taxes	—	—	20,766

Total current assets	1,376,082	1,375,173	1,316,085

Property and equipment, net	919,597	847,600	791,904
Deferred compensation plan assets	10,109	8,145	7,921

Total assets	$2,305,788	$2,230,918	$2,115,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$285,238	$196,174	$215,720
Accrued liabilities	205,918	187,351	154,494
Accrued income taxes	1,089	12,702	—

Total current liabilities	492,245	396,227	370,214

Deferred rent	345,441	321,789	315,931
Deferred income taxes	58,477	59,527	75,167
Other long-term liabilities	17,688	10,489	10,809

Total liabilities	913,851	788,032	772,121

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	July 30, 2016	January 30, 2016	August 1, 2015
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 63,005, 64,131 and 64,595 shares issued; 62,402, 63,540 and 64,007 shares outstanding; at July 30, 2016 (unaudited), January 30, 2016 and August 1, 2015 (unaudited), respectively	$630	$641	$646
Treasury stock-common, at cost	(14,102)	(11,685)	(11,191)
Additional paid-in capital	635,582	621,715	607,375
Retained earnings	769,827	832,215	746,959

Total stockholders’ equity	1,391,937	1,442,886	1,343,789

Total liabilities and stockholders’ equity	$2,305,788	$2,230,918	$2,115,910

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$1,069,215	$876,999	$2,142,931	$1,745,121
Cost of sales	684,377	570,524	1,367,663	1,135,462

Gross profit	384,838	306,475	775,268	609,659

Selling, general and administrative expenses	236,380	183,937	477,104	376,422
Pre-opening expenses	4,689	4,078	7,231	7,195

Operating income	143,769	118,460	290,933	226,042
Interest income, net	(248)	(276)	(563)	(587)

Income before income taxes	144,017	118,736	291,496	226,629
Income tax expense	54,013	44,567	109,516	85,514

Net income	$90,004	$74,169	$181,980	$141,115

Net income per common share:
Basic	$1.44	$1.16	$2.90	$2.20
Diluted	$1.43	$1.15	$2.89	$2.19

Weighted average common shares outstanding:
Basic	62,475	64,087	62,753	64,134
Diluted	62,813	64,410	63,067	64,484

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(In thousands)	July 30, 2016	August 1, 2015
Operating activities
Net income	$181,980	$141,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,552	76,738
Deferred income taxes	(1,050)	683
Non-cash stock compensation charges	8,862	7,578
Excess tax benefits from stock-based compensation	(4,685)	(7,257)
Loss on disposal of property and equipment	3,712	1,629
Change in operating assets and liabilities:
Receivables	8,994	7,163
Merchandise inventories	(168,412)	(124,431)
Prepaid expenses and other current assets	(10,172)	(528)
Income taxes	(10,003)	(14,030)
Accounts payable	89,064	24,942
Accrued liabilities	(5,099)	(10,812)
Deferred rent	23,652	21,804
Other assets and liabilities	5,235	1,102

Net cash provided by operating activities	219,630	125,696

Investing activities
Purchases of short-term investments	(60,000)	(50,000)
Proceeds from short-term investments	80,000	50,000
Purchases of property and equipment	(149,595)	(137,218)

Net cash used in investing activities	(129,595)	(137,218)

Financing activities
Repurchase of common shares	(252,450)	(73,753)
Stock options exercised	8,391	15,561
Excess tax benefits from stock-based compensation	4,685	7,257
Purchase of treasury shares	(2,417)	(1,478)

Net cash used in financing activities	(241,791)	(52,413)

Net decrease in cash and cash equivalents	(151,756)	(63,935)
Cash and cash equivalents at beginning of period	345,840	389,149

Cash and cash equivalents at end of period	$194,084	$325,214

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$120,085	$98,437
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$23,666	$15,893

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886
Stock options exercised and other awards	144	2	—	—	8,389	—	8,391
Purchase of treasury shares	—	—	(12)	(2,417)	—	—	(2,417)
Net income for the 26 weeks ended July 30, 2016	—	—	—	—	—	181,980	181,980
Excess tax benefits from stock-based compensation	—	—	—	—	4,685	—	4,685
Stock compensation charge	—	—	—	—	8,862	—	8,862
Repurchase of common shares	(1,270)	(13)	—	—	(8,069)	(244,368)	(252,450)

Balance – July 30, 2016	63,005	$630	(603)	$(14,102)	$635,582	$769,827	$1,391,937

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of July 30, 2016, the Company operated 907 stores in 48 states and the District of Columbia, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiaries.

Location	Number of stores	Location	Number of stores
Alabama	14	Montana	5
Alaska	3	Nebraska	4
Arizona	25	Nevada	13
Arkansas	6	New Hampshire	6
California	109	New Jersey	23
Colorado	19	New Mexico	4
Connecticut	11	New York	32
Delaware	3	North Carolina	26
District of Columbia	1	North Dakota	2
Florida	65	Ohio	36
Georgia	27	Oklahoma	13
Idaho	6	Oregon	11
Illinois	46	Pennsylvania	34
Indiana	16	Rhode Island	2
Iowa	8	South Carolina	15
Kansas	7	South Dakota	2
Kentucky	10	Tennessee	16
Louisiana	16	Texas	87
Maine	3	Utah	11
Maryland	15	Virginia	24
Massachusetts	13	Washington	20
Michigan	40	West Virginia	6
Minnesota	12	Wisconsin	16
Mississippi	7	Wyoming	1
Missouri	16	Total	907

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarters in fiscal 2016 and 2015 ended on July 30, 2016 and August 1, 2015, respectively.

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

	26 Weeks Ended
	July 30, 2016	August 1, 2015
Volatility rate	35.0%	38.0%
Average risk-free interest rate	1.2%	1.1%
Average expected life (in years)	3.5	3.6
Dividend yield	None	None

The Company granted 107 and 89 stock options during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for stock option grants was $1,999 and $1,908 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for stock option grants was $3,982 and $3,939 for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. The weighted-average grant date fair value of these options was $52.72 and $44.79, respectively. At July 30, 2016, there was approximately $24,247 of unrecognized compensation expense related to unvested stock options.

The Company issued 50 and 52 restricted stock units during 26 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for restricted stock units was $1,884 and $1,946 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for restricted stock units was $3,445 and $3,157 for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. At July 30, 2016, there was approximately $15,283 of unrecognized compensation expense related to restricted stock units.

The Company issued 24 and 21 performance-based restricted stock units during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $957 and $382 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $1,435 and $482 for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. At July 30, 2016, there was approximately $8,371 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) which further clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. These standards allow for either full retrospective or modified retrospective adoption. The Company is currently evaluating the application method and the impact of these new standards on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and recognize an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current GAAP as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing, and two practical expedients for non-public entities have been added. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position, results of operations and cash flows.

Recently adopted accounting pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update clarifies the accounting for share-based awards with performance targets. ASU 2014-12 is effective for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. As permitted, the Company adopted this standard, prospectively, in its first quarter ended April 30, 2016 and its adoption had no impact on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. As permitted, the Company adopted this standard, prospectively, in its first quarter ended April 30, 2016 and its adoption had no impact on its consolidated financial position, results of operations and cash flows.

3.	Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years and leases generally contain renewal options for additional years. A number of the Company’s store leases provide for contingent rental payments based upon sales. Contingent rent amounts were insignificant in the 13 and 26 weeks ended July 30, 2016 and August 1, 2015. Total rent expense under operating leases was $49,685 and $43,743 for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively. Total rent expense under operating leases was $98,844 and $88,301 for 26 weeks ended July 30, 2016 and August 1, 2015, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of our business, including three putative employment class action lawsuits in California, each of which has tentatively settled and is in the process of obtaining approval from the court involved. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

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

As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5.	Investments

The Company’s short-term investments as of July 30, 2016, January 30, 2016 and August 1, 2015 consist of $110,000, $130,000 and $150,209, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at July 30, 2016.

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

As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company held financial liabilities of $10,206, $7,491 and $8,026, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator for diluted net income per share – net income	$90,004	$74,169	$181,980	$141,115

Denominator for basic net income per share – weighted-average common shares	62,475	64,087	62,753	64,134
Dilutive effect of stock options and non-vested stock	338	323	314	350

Denominator for diluted net income per share	62,813	64,410	63,067	64,484

Net income per common share:
Basic	$1.44	$1.16	$2.90	$2.20
Diluted	$1.43	$1.15	$2.89	$2.19

The denominators for diluted net income per common share for the 13 weeks ended July 30, 2016 and August 1, 2015 exclude 117 and 119 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominators for diluted net income per common share for the 26 weeks ended July 30, 2016 and August 1, 2015 exclude 388 and 185 employee stock options and restricted stock, respectively, due to their anti-dilutive effects. As of July 30, 2016 and August 1, 2015, outstanding performance-based restricted stock units were excluded from the computation of diluted shares because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company for which the performance targets have not yet been met.

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

On March 10, 2016, the Company announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172,386 from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

As part of the 2016 Share Repurchase Program, the Company entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200,000 of the Company’s common stock. Under the ASR agreement, the Company paid $200,000 to Goldman, Sachs & Co. and received an initial delivery of 852 shares in the first quarter of 2016, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

During the 26 weeks ended July 30, 2016, excluding the shares repurchased under the ASR, we purchased 265 shares of common stock for $52,450 at an average price of $197.55. During the 26 weeks ended August 1, 2015, we purchased 484 shares of common stock for $73,753 at an average price of $152.48.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

•	the impact of weakness in the economy;
•	changes in the overall level of consumer spending;
•	the possibility that we may be unable to compete effectively in our highly competitive markets;
•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
•	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
•	our ability to attract and retain key executive personnel;
•	customer acceptance of our rewards program and technological and marketing initiatives;
•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
•	the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance;
•	the possibility of material disruptions to our information systems;
•	changes in the wholesale cost of our products;
•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
•	weather conditions that could negatively impact sales;
•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
•	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 30, 2016, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References in the following discussion to “we,” “us,” “our,” “Ulta,” “Ulta Beauty,” the “Company,” and similar references mean Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;
•	the introduction of new products or brands;
•	the location of new stores in existing store markets;
•	competition;
•	our ability to respond on a timely basis to changes in consumer preferences;
•	the effectiveness of our various marketing activities; and
•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold (retail and e-commerce), including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;
•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;
•	salon payroll and benefits;

•	customer loyalty program expense; and
•	shrink and inventory valuation reserves.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarters in fiscal 2016 and 2015 ended on July 30, 2016 and August 1, 2015, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$1,069,215	$876,999	$2,142,931	$1,745,121
Cost of sales	684,377	570,524	1,367,663	1,135,462

Gross profit	384,838	306,475	775,268	609,659

Selling, general and administrative expenses	236,380	183,937	477,104	376,422
Pre-opening expenses	4,689	4,078	7,231	7,195

Operating income	143,769	118,460	290,933	226,042
Interest income, net	(248)	(276)	(563)	(587)

Income before income taxes	144,017	118,736	291,496	226,629
Income tax expense	54,013	44,567	109,516	85,514

Net income	$90,004	$74,169	$181,980	$141,115

Other operating data:
Number of stores end of period	907	817	907	817
Comparable sales increase:
Retail and salon comparable sales	12.6%	8.9%	13.3%	9.3%
E-commerce comparable sales	54.9%	43.4%	46.0%	46.8%

Total comparable sales increase	14.4%	10.1%	14.8%	10.8%

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(Percentage of net sales)	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	65.1%	63.8%	65.1%

Gross profit	36.0%	34.9%	36.2%	34.9%

Selling, general and administrative expenses	22.1%	21.0%	22.3%	21.6%
Pre-opening expenses	0.4%	0.5%	0.3%	0.4%

Operating income	13.5%	13.5%	13.6%	13.0%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	13.5%	13.5%	13.6%	13.0%
Income tax expense	5.1%	5.1%	5.1%	4.9%

Net income	8.4%	8.5%	8.5%	8.1%

Comparison of 13 weeks ended July 30, 2016 to 13 weeks ended August 1, 2015

Net sales

Net sales increased $192.2 million or 21.9%, to $1,069.2 million for the 13 weeks ended July 30, 2016, compared to $877.0 million for the 13 weeks ended August 1, 2015. Salon service sales increased $7.4 million or 14.3%, to $59.0 million compared to $51.6 million in the second quarter of 2015. E-commerce sales increased $19.8 million or 54.9%, to $55.9 million compared to $36.1 million in the second quarter of 2015. The net sales increase is due to comparable stores driving an increase of $124.0 million and an increase in non-comparable stores of $68.2 million compared to the second quarter of 2015.

The 14.4% comparable sales increase consisted of an 12.6% increase at the Company’s retail and salon stores and a 54.9% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended July 30, 2016 compared to 120 basis points for the 13 weeks ended August 1, 2015. The total comparable sales increase included a 9.7% increase in transactions and a 4.7% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $78.4 million or 25.6%, to $384.8 million for the 13 weeks ended July 30, 2016, compared to $306.5 million for the 13 weeks ended August 1, 2015. Gross profit as a percentage of net sales increased 110 basis points to 36.0% for the 13 weeks ended July 30, 2016, compared to 34.9% for the 13 weeks ended August 1, 2015. The increase in gross profit margin was primarily due to improvements in merchandise margins, driven by our marketing and merchandising strategies, and leverage in fixed store costs, attributed to the impact of higher sales volume, partly offset by planned supply chain deleverage related to our new distribution centers.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $52.4 million or 28.5%, to $236.4 million for the 13 weeks ended July 30, 2016, compared to $183.9 million for the 13 weeks ended August 1, 2015. As a percentage of net sales, SG&A expenses increased 110 basis points to 22.1% for the 13 weeks ended July 30, 2016, compared to 21.0% for the 13 weeks ended August 1, 2015. The deleverage in SG&A expenses is primarily due to additional headcount to support our growth initiatives and an impairment charge resulting from the closure of our Chicago State Street store, due to damage from construction in an adjacent building. This is partly offset by leverage in marketing expense attributed to strong sales growth.

Pre-opening expenses

Pre-opening expenses increased $0.6 million to $4.7 million for the 13 weeks ended July 30, 2016, compared to $4.1 million for the 13 weeks ended August 1, 2015. During the 13 weeks ended July 30, 2016, we opened 24 new stores, relocated one store and remodeled five stores, compared to 20 new store openings, one store relocation and two remodeled stores during the 13 weeks ended August 1, 2015.

Interest income, net

Interest income, net was insignificant for the 13 weeks ended July 30, 2016 and August 1, 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the second quarter of fiscal 2016 or 2015.

Income tax expense

Income tax expense of $54.0 million for the 13 weeks ended July 30, 2016 represents an effective tax rate of 37.5%, compared to $44.6 million of tax expense representing an effective tax rate of 37.5% for the 13 weeks ended August 1, 2015.

Net income

Net income increased $15.8 million or 21.3%, to $90.0 million for the 13 weeks ended July 30, 2016, compared to $74.2 million for the 13 weeks ended August 1, 2015. The increase is primarily related to the $78.4 million increase in gross profit, offset by a $52.4 million increase in SG&A expenses and a $9.4 million increase in income tax expense.

Comparison of 26 weeks ended July 30, 2016 to 26 weeks ended August 1, 2015

Net sales

Net sales increased $397.8 million or 22.8%, to $2,142.9 million for the 26 weeks ended July 30, 2016, compared to $1,745.1 million for the 26 weeks ended August 1, 2015. Salon service sales increased $15.0 million or 14.5%, to $117.9 million compared to $102.9 million in the first 26 weeks of fiscal 2015. E-commerce sales increased $36.8 million or 46.0%, to $116.9 million compared to $80.1 million in the first 26 weeks of fiscal 2015. The net sales increase is due to comparable stores driving an increase of $253.9 million and an increase in non-comparable stores of $143.9 million compared to the first 26 weeks of fiscal 2015.

The 14.8% comparable sales increase consisted of a 13.3% increase at the Company’s retail and salon stores and a 46.0% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 150 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended July 30, 2016 and August 1, 2015. The total comparable sales increase included a 10.4% increase in transactions and a 4.4% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $165.6 million or 27.2%, to $775.3 million for the 26 weeks ended July 30, 2016, compared to $609.7 million for the 26 weeks ended August 1, 2015. Gross profit as a percentage of net sales increased 130 basis points to 36.2% for the 26 weeks ended July 30, 2016, compared to 34.9% for the 26 weeks ended August 1, 2015. The increase in gross profit margin was primarily due to improvements in merchandise margins, driven by our marketing and merchandising strategies, and leverage in fixed store costs, attributed to the impact of higher sales volume, partly offset by planned supply chain deleverage related to our new distribution centers.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $100.7 million or 26.7%, to $477.1 million for the 26 weeks ended July 30, 2016, compared to $376.4 million for the 26 weeks ended August 1, 2015. As a percentage of net sales, SG&A expenses increased 70 basis points to 22.3% for the 26 weeks ended July 30, 2016, compared to 21.6% for the 26 weeks ended August 1, 2015. The deleverage in SG&A expenses is primarily due to additional headcount to support our growth initiatives and an impairment charge resulting from the closure of our Chicago State Street store, due to damage from construction in an adjacent building. This is partly offset by leverage in marketing expense.

Pre-opening expenses

Pre-opening expenses were $7.2 million for both the 26 weeks ended July 30, 2016 and August 1, 2015. During the 26 weeks ended July 30, 2016, we opened 37 new stores, relocated one store and remodeled five stores, compared to 44 new store openings, two relocated stores and two remodeled stores during the 26 weeks ended August 1, 2015.

Interest income, net

Interest income, net was insignificant for the 26 weeks ended July 30, 2016 and August 1, 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first 26 weeks of fiscal 2016 or 2015.

Income tax expense

Income tax expense of $109.5 million for the 26 weeks ended July 30, 2016 represents an effective tax rate of 37.6%, compared to $85.5 million of tax expense representing an effective tax rate of 37.7% for the 26 weeks ended August 1, 2015. The lower tax rate is primarily due to an increase in federal income tax credits.

Net income

Net income increased $40.9 million or 29.0%, to $182.0 million for the 26 weeks ended July 30, 2016, compared to $141.1 million for the 26 weeks ended August 1, 2015. The increase is primarily related to the $165.6 million increase in gross profit, offset by a $100.7 million increase in SG&A expenses and a $24.0 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases and for continued improvements in our information technology systems.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	July 30,	August 1,
(In thousands)	2016	2015
Net cash provided by operating activities	$219,630	$125,696
Net cash used in investing activities	(129,595)	(137,218)
Net cash used in financing activities	(241,791)	(52,413)

Net decrease in cash and cash equivalents	$(151,756)	$(63,935)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $930.2 million at July 30, 2016, compared to $705.7 million at August 1, 2015, representing an increase of $224.5 million. Average inventory per store increased 18.7% compared to the prior year. The increase in inventory is primarily due to the following:

•	approximately $78 million due to the addition of 90 net new stores opened since August 1, 2015;

•	approximately $90 million due to the opening of the Company’s fourth and fifth distribution centers in Greenwood, Indiana and Dallas, Texas; and

•	approximately $57 million due to strong sales, new brand additions and incremental inventory for in-store boutiques.

Deferred rent liabilities were $345.4 million at July 30, 2016, compared to $315.9 million at August 1, 2015, representing an increase of $29.5 million. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 90 net new stores opened since August 1, 2015.

Investing activities

We have historically used cash primarily for new, relocated and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $149.6 million during the 26 weeks ended July 30, 2016, compared to $137.2 million during the 26 weeks ended August 1, 2015, representing an increase of $12.4 million. The increase in capital expenditures year over year is primarily due to investments in information technology systems, supply chain initiatives, and merchandise fixtures, partially offset by the decrease in the number of new store openings during the 26 weeks ended July 30, 2016, compared to the 26 weeks ended August 1, 2015. As of July 30, 2016, we had $110.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

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

We had no borrowings outstanding under our credit facility as of July 30, 2016, January 30, 2016 or August 1, 2015. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

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

On March 10, 2016, we announced that our Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172.4 million from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

As part of the 2016 Share Repurchase Program, we entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock. Under the ASR agreement, the Company paid $200 million to Goldman, Sachs & Co. and received an initial delivery of 851,653 shares in the first quarter of 2016, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153,418 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

During the 26 weeks ended July 30, 2016, excluding the shares repurchased under the ASR, we purchased 265,481 shares of common stock for $52.5 million at an average price of $197.55. During the 26 weeks ended August 1, 2015, we purchased 483,649 shares of common stock for $73.8 million at an average price of $152.48.

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

As of July 30, 2016, January 30, 2016 and August 1, 2015, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of July 30, 2016, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended July 30, 2016.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily under our credit facility when we borrow. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended July 30, 2016. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2016:

			Total number of
			shares	Approximate dollar
	Total		purchased as	value of shares that
	number of		part of publicly	may yet to be
	shares	Average	announced	purchased under
	purchased	price paid	plans or	plans or programs
Period	(1)	per share	programs (2)	(in thousands) (2)
May 1, 2016 to May 28, 2016 (3)	174,863	$200.18	174,863	$214,153
May 29, 2016 to June 25, 2016	28,664	239.03	28,577	207,322
June 26, 2016 to July 30, 2016	59,567	250.68	57,703	192,844

13 weeks ended July 30, 2016	263,094	215.84	261,143	192,844

(1)	There were 261,143 shares repurchased as part of our publicly announced share repurchase program during the three months ended July 30, 2016 and there were 1,951 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced the 2014 Share Repurchase Program pursuant to which the Company could repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112.7 million from the share repurchase program adopted in 2013. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time.

On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $172.4 million from the 2014 Share Repurchase Program.

(3)	As part of the 2016 Share Repurchase Program, the Company entered into an ASR agreement with Goldman, Sachs & Co. to repurchase $200 million of the Company’s common stock and received an initial delivery of 851,653 shares, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153,418 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The average price paid per share was calculated with reference to the volume weighted average price per shares of the Company’s common stock over the term of the agreement, less a negotiated discount. For additional information, see Note 8 to our consolidated financial statements, “Share repurchase program” included in this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 25, 2016 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary

Ulta Salon, Cosmetics & Fragrance, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended July 30, 2016

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	3.1	333-144405	8/17/2007

3.2	Amended and Restated Bylaws		S-1	3.2	333-144405	8/17/2007

4.1	Specimen Common Stock Certificate		S-1	4.1	333-144405	10/11/2007

4.2	Third Amended and Restated Registration Rights Agreement between Ulta Salon, Cosmetics & Fragrance, Inc. and the stockholders party thereto		S-1	4.2	333-144405	8/17/2007

4.3	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

10	Amended and Restated Ulta Salon, Cosmetics & Fragrance, Inc. 2011 Incentive Award Plan		DEF 14A	Appendix A	001-33764	4/20/2016

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X