Form 10-Q
period 2016-10-29
Ulta Salon, Cosmetics & Fragrance, Inc.
filed 2016-12-01
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 28, 2016 was 62,232,788 shares.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

Part I - Financial Information

Item 1. Financial Statements

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets

(In thousands)	October 29, 2016	January 30, 2016	October 31, 2015
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,108	$345,840	$209,552
Short-term investments	110,000	130,000	150,209
Receivables, net	65,708	64,992	50,939
Merchandise inventories, net	1,137,023	761,793	884,407
Prepaid expenses and other current assets	85,611	72,548	70,467
Prepaid income taxes	7,015	—	2,133
Deferred income taxes	—	—	20,483

Total current assets	1,538,465	1,375,173	1,388,190
Property and equipment, net	1,001,938	847,600	844,238
Deferred compensation plan assets	10,798	8,145	7,570

Total assets	$2,551,201	$2,230,918	$2,239,998

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$425,071	$196,174	$291,269
Accrued liabilities	229,569	187,351	166,707
Accrued income taxes	—	12,702	—

Total current liabilities	654,640	396,227	457,976
Deferred rent	361,667	321,789	324,314
Deferred income taxes	62,669	59,527	72,646
Other long-term liabilities	20,141	10,489	10,903

Total liabilities	1,099,117	788,032	865,839

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	October 29, 2016	January 30, 2016	October 31, 2015
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 62,920, 64,131 and 64,355 shares issued; 62,316, 63,540 and 63,765 shares outstanding; at October 29, 2016 (unaudited), January 30, 2016 and October 31, 2015 (unaudited), respectively	$629	$641	$643
Treasury stock-common, at cost	(14,427)	(11,685)	(11,587)
Additional paid-in capital	653,036	621,715	614,589
Retained earnings	812,846	832,215	770,514

Total stockholders’ equity	1,452,084	1,442,886	1,374,159

Total liabilities and stockholders’ equity	$2,551,201	$2,230,918	$2,239,998

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,131,232	$910,700	$3,274,163	$2,655,821
Cost of sales	704,179	575,062	2,071,842	1,710,524

Gross profit	427,053	335,638	1,202,321	945,297
Selling, general and administrative expenses	280,464	218,763	757,568	595,185
Pre-opening expenses	6,928	6,106	14,159	13,301

Operating income	139,661	110,769	430,594	336,811
Interest income, net	(211)	(283)	(774)	(870)

Income before income taxes	139,872	111,052	431,368	337,681
Income tax expense	52,310	39,982	161,826	125,496

Net income	$87,562	$71,070	$269,542	$212,185

Net income per common share:
Basic	$1.40	$1.11	$4.30	$3.31
Diluted	$1.40	$1.11	$4.28	$3.30
Weighted average common shares outstanding:
Basic	62,371	63,882	62,625	64,050
Diluted	62,692	64,196	62,932	64,383

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(In thousands)	October 29, 2016	October 31, 2015
Operating activities
Net income	$269,542	$212,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,014	119,051
Deferred income taxes	3,142	(1,555)
Non-cash stock compensation charges	14,203	11,126
Excess tax benefits from stock-based compensation	(9,001)	(8,608)
Loss on disposal of property and equipment	6,822	2,647
Change in operating assets and liabilities:
Receivables	(716)	1,501
Merchandise inventories	(375,230)	(303,178)
Prepaid expenses and other current assets	(13,063)	(3,919)
Income taxes	(10,716)	(12,929)
Accounts payable	228,897	100,491
Accrued liabilities	11,247	427
Deferred rent	39,878	30,187
Other assets and liabilities	6,999	1,547

Net cash provided by operating activities	323,018	148,973
Investing activities
Purchases of short-term investments	(60,000)	(50,000)
Proceeds from short-term investments	80,000	50,000
Purchases of property and equipment	(281,203)	(231,909)

Net cash used in investing activities	(261,203)	(231,909)
Financing activities
Repurchase of common shares	(296,994)	(121,272)
Stock options exercised	16,188	17,877
Excess tax benefits from stock-based compensation	9,001	8,608
Purchase of treasury shares	(2,742)	(1,874)

Net cash used in financing activities	(274,547)	(96,661)

Net decrease in cash and cash equivalents	(212,732)	(179,597)
Cash and cash equivalents at beginning of period	345,840	389,149

Cash and cash equivalents at end of period	$133,108	$209,552

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$168,471	$139,405
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$30,971	$16,868

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886
Stock options exercised and other awards	239	2	—	—	16,186	—	16,188
Purchase of treasury shares	—	—	(13)	(2,742)	—	—	(2,742)
Net income for the 39 weeks ended October 29, 2016	—	—	—	—	—	269,542	269,542
Excess tax benefits from stock-based compensation	—	—	—	—	9,001	—	9,001
Stock compensation charge	—	—	—	—	14,203	—	14,203
Repurchase of common shares	(1,450)	(14)	—	—	(8,069)	(288,911)	(296,994)

Balance – October 29, 2016	62,920	$629	(604)	$(14,427)	$653,036	$812,846	$1,452,084

See accompanying notes to consolidated financial statements.

Ulta Salon, Cosmetics & Fragrance, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and basis of presentation

Ulta Salon, Cosmetics & Fragrance, Inc. was incorporated in the state of Delaware on January 9, 1990, to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products and related accessories and services. The stores also feature full-service salons. As of October 29, 2016, the Company operated 949 stores in 48 states and the District of Columbia, as shown in the table below. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta,” “Ulta Beauty” or the “Company” refer to Ulta Salon, Cosmetics & Fragrance, Inc. and its consolidated subsidiaries.

Location	Number of stores	Location	Number of stores
Alabama	15	Montana	5
Alaska	3	Nebraska	4
Arizona	25	Nevada	14
Arkansas	7	New Hampshire	7
California	114	New Jersey	25
Colorado	20	New Mexico	6
Connecticut	12	New York	33
Delaware	3	North Carolina	26
District of Columbia	1	North Dakota	2
Florida	66	Ohio	36
Georgia	29	Oklahoma	14
Idaho	7	Oregon	11
Illinois	46	Pennsylvania	35
Indiana	17	Rhode Island	2
Iowa	8	South Carolina	15
Kansas	9	South Dakota	2
Kentucky	10	Tennessee	18
Louisiana	16	Texas	93
Maine	3	Utah	12
Maryland	15	Virginia	24
Massachusetts	13	Washington	21
Michigan	43	West Virginia	6
Minnesota	12	Wisconsin	18
Mississippi	8	Wyoming	2

Missouri	16	Total	949

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 29, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarters in fiscal 2016 and 2015 ended on October 29, 2016 and October 31, 2015, respectively.

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

	39 Weeks Ended
	October 29, 2016	October 31, 2015
Volatility rate	35.0%	38.6%
Average risk-free interest rate	1.2%	1.6%
Average expected life (in years)	3.5	5.0
Dividend yield	None	None

The Company granted 109 and 295 stock options during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for stock option grants was $1,983 and $1,743 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for stock option grants was $5,965 and $5,682 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. The weighted-average grant date fair value of these options was $52.95 and $57.40, respectively. At October 29, 2016, there was approximately $22,054 of unrecognized compensation expense related to unvested stock options.

The Company issued 52 and 55 restricted stock units during 39 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for restricted stock units was $1,890 and $1,401 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for restricted stock units was $5,335 and $4,558 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. At October 29, 2016, there was approximately $13,452 of unrecognized compensation expense related to restricted stock units.

The Company issued 24 and 22 performance-based restricted stock units during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $1,468 and $404 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $2,903 and $886 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. At October 29, 2016, there was approximately $9,783 of unrecognized compensation expense related to performance-based restricted stock units.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations and cash flows.

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

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years and leases generally contain renewal options for additional years. Total rent expense under operating leases was $51,580 and $46,550 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. Total rent expense under operating leases was $150,424 and $134,851 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of our business, including three putative employment class action lawsuits in California, each of which has settled. One case received final court approval and the remaining two cases are in the process of obtaining court approval. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

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

As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

5.	Investments

The Company’s short-term investments as of October 29, 2016, January 30, 2016 and October 31, 2015 consist of $110,000, $130,000 and $150,209, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at October 29, 2016.

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

As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company held financial liabilities of $10,955, $7,491 and $7,858, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported net asset values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator for diluted net income per share – net income	$87,562	$71,070	$269,542	$212,185
Denominator for basic net income per share – weighted-average common shares	62,371	63,882	62,625	64,050
Dilutive effect of stock options and non-vested stock	321	314	307	333

Denominator for diluted net income per share	62,692	64,196	62,932	64,383
Net income per common share:
Basic	$1.40	$1.11	$4.30	$3.31
Diluted	$1.40	$1.11	$4.28	$3.30

The denominators for diluted net income per common share for the 13 weeks ended October 29, 2016 and October 31, 2015 exclude 21 and 293 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominators for diluted net income per common share for the 39 weeks ended October 29, 2016 and October 31, 2015 exclude 184 and 409 employee stock options and restricted stock, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

During the 39 weeks ended October 29, 2016, excluding the shares repurchased under the ASR, we purchased 445 shares of common stock for $96,994 at an average price of $218.18. During the 39 weeks ended October 31, 2015, we purchased 772 shares of common stock for $121,272 at an average price of $157.05.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable sales, by opening new stores and by increasing sales in our e-commerce channel. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems and supply chain required to support a 1,400 to 1,700 store chain with a successful e-commerce business and competitive omni-channel capabilities.

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

Selling, general and administrative expenses include:

•	payroll, bonus and benefit costs for retail and corporate employees;
•	advertising and marketing costs;
•	credit card program incentives;
•	occupancy costs related to our corporate office facilities;
•	stock-based compensation expense;
•	depreciation and amortization for all assets, except those related to our retail and warehouse operations, which are included in cost of sales; and
•	legal, finance, information systems and other corporate overhead costs.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarters in fiscal 2016 and 2015 ended on October 29, 2016 and October 31, 2015, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
(Dollars in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,131,232	$910,700	$3,274,163	$2,655,821
Cost of sales	704,179	575,062	2,071,842	1,710,524

Gross profit	427,053	335,638	1,202,321	945,297
Selling, general and administrative expenses	280,464	218,763	757,568	595,185
Pre-opening expenses	6,928	6,106	14,159	13,301

Operating income	139,661	110,769	430,594	336,811
Interest income, net	(211)	(283)	(774)	(870)

Income before income taxes	139,872	111,052	431,368	337,681
Income tax expense	52,310	39,982	161,826	125,496

Net income	$87,562	$71,070	$269,542	$212,185

Other operating data:
Number of stores end of period	949	860	949	860
Comparable sales increase:
Retail and salon comparable sales	14.3%	10.9%	13.6%	9.9%
E-commerce comparable sales	59.1%	56.3%	50.8%	50.2%

Total comparable sales increase	16.7%	12.8%	15.4%	11.4%

	13 Weeks Ended		39 Weeks Ended
(Percentage of net sales)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2%	63.1%	63.3%	64.4%

Gross profit	37.8%	36.9%	36.7%	35.6%
Selling, general and administrative expenses	24.8%	24.0%	23.1%	22.4%
Pre-opening expenses	0.6%	0.7%	0.4%	0.5%

Operating income	12.4%	12.2%	13.2%	12.7%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	12.4%	12.2%	13.2%	12.7%
Income tax expense	4.6%	4.4%	4.9%	4.7%

Net income	7.7%	7.8%	8.2%	8.0%

Comparison of 13 weeks ended October 29, 2016 to 13 weeks ended October 31, 2015

Net sales

Net sales increased $220.5 million or 24.2%, to $1,131.2 million for the 13 weeks ended October 29, 2016, compared to $910.7 million for the 13 weeks ended October 31, 2015. Salon service sales increased $8.7 million or 16.7%, to $60.4 million compared to $51.7 million in the third quarter of 2015. E-commerce sales increased $27.4 million or 59.1%, to $73.6 million compared to $46.2 million in the third quarter of 2015. The net sales increase is due to comparable stores driving an increase of $147.9 million and an increase in non-comparable stores of $72.6 million compared to the third quarter of 2015.

The 16.7% comparable sales increase consisted of an 14.3% increase at the Company’s retail and salon stores and a 59.1% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 240 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 29, 2016 compared to 190 basis points for the 13 weeks ended October 31, 2015. The total comparable sales increase included a 11.1% increase in transactions and a 5.6% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $91.4 million or 27.2%, to $427.1 million for the 13 weeks ended October 29, 2016, compared to $335.6 million for the 13 weeks ended October 31, 2015. Gross profit as a percentage of net sales increased 90 basis points to 37.8% for the 13 weeks ended October 29, 2016, compared to 36.9% for the 13 weeks ended October 31, 2015. The increase in gross profit margin was primarily due to improvements in merchandise margins, driven by our marketing and merchandising strategies, and leverage in fixed store costs, attributed to the impact of higher sales volume, partly offset by planned supply chain deleverage related to supply chain investments.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $61.7 million or 28.2%, to $280.5 million for the 13 weeks ended October 29, 2016, compared to $218.8 million for the 13 weeks ended October 31, 2015. As a percentage of net sales, SG&A expenses increased 80 basis points to 24.8% for the 13 weeks ended October 29, 2016, compared to 24.0% for the 13 weeks ended October 31, 2015. The deleverage in SG&A expenses is primarily due to investments to support our growth initiatives and deleverage of corporate overhead costs, in part due to a $1.8 million impairment charge related to a Louisiana store closure impacted by the August floods. This was partly offset by leverage in marketing expense attributed to strong sales growth.

Pre-opening expenses

Pre-opening expenses increased $0.8 million to $6.9 million for the 13 weeks ended October 29, 2016, compared to $6.1 million for the 13 weeks ended October 31, 2015. During the 13 weeks ended October 29, 2016, we opened 42 new stores, relocated one store and remodeled six stores, compared to 45 new store openings, two store relocations and two remodeled stores during the 13 weeks ended October 31, 2015.

Interest income, net

Interest income, net was insignificant for the 13 weeks ended October 29, 2016 and October 31, 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the third quarter of fiscal 2016 or 2015.

Income tax expense

Income tax expense of $52.3 million for the 13 weeks ended October 29, 2016 represents an effective tax rate of 37.4%, compared to $40.0 million of tax expense representing an effective tax rate of 36.0% for the 13 weeks ended October 31, 2015. The higher tax rate is primarily due to benefits in the prior year related to changes in state income tax rates.

Net income

Net income increased $16.5 million or 23.2%, to $87.6 million for the 13 weeks ended October 29, 2016, compared to $71.1 million for the 13 weeks ended October 31, 2015. The increase is primarily related to the $91.4 million increase in gross profit, offset by a $61.7 million increase in SG&A expenses and a $12.3 million increase in income tax expense.

Comparison of 39 weeks ended October 29, 2016 to 39 weeks ended October 31, 2015

Net sales

Net sales increased $618.3 million or 23.3%, to $3,274.2 million for the 39 weeks ended October 29, 2016, compared to $2,655.8 million for the 39 weeks ended October 31, 2015. Salon service sales increased $23.5 million or 15.2%, to $178.2 million compared to $154.7 million in the first 39 weeks of fiscal 2015. E-commerce sales increased $64.2 million or 50.8%, to $190.5 million compared to $126.3 million in the first 39 weeks of fiscal 2015. The net sales increase is due to comparable stores driving an increase of $401.7 million and an increase in non-comparable stores of $216.6 million compared to the first 39 weeks of fiscal 2015.

The 15.4% comparable sales increase consisted of a 13.6% increase at the Company’s retail and salon stores and a 50.8% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 180 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 29, 2016 compared to 150 basis points for the 39 weeks ended October 31, 2015. The total comparable sales increase included a 10.6% increase in transactions and a 4.8% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $257.0 million or 27.2%, to $1,202.3 million for the 39 weeks ended October 29, 2016, compared to $945.3 million for the 39 weeks ended October 31, 2015. Gross profit as a percentage of net sales increased 110 basis points to 36.7% for the 39 weeks ended October 29, 2016, compared to 35.6% for the 39 weeks ended October 31, 2015. The increase in gross profit margin was primarily due to improvements in merchandise margins, driven by our marketing and merchandising strategies, and leverage in fixed store costs, attributed to the impact of higher sales volume, partly offset by planned supply chain deleverage related to our new distribution centers.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $162.4 million or 27.3%, to $757.6 million for the 39 weeks ended October 29, 2016, compared to $595.2 million for the 39 weeks ended October 31, 2015. As a percentage of net sales, SG&A expenses increased 70 basis points to 23.1% for the 39 weeks ended October 29, 2016, compared to 22.4% for the 39 weeks ended October 31, 2015. The deleverage in SG&A expenses is primarily due to investments to support our growth initiatives and deleverage of corporate overhead costs, in part due to impairment charges related to the closure of stores in Chicago and Louisiana. This was partly offset by leverage in marketing expense.

Pre-opening expenses

Pre-opening expenses increased $0.9 million to $14.2 million for the 39 weeks ended October 29, 2016, compared to $13.3 million for the 39 weeks ended October 31, 2015. During the 39 weeks ended October 29, 2016, we opened 79 new stores, relocated two stores and remodeled eleven stores, compared to 89 new store openings, four store relocations and four remodeled stores during the 39 weeks ended October 31, 2015.

Interest income, net

Interest income, net was $0.8 million for the 39 weeks ended October 29, 2016, compared to $0.9 million for the 39 weeks ended October 31, 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first 39 weeks of fiscal 2016 or 2015.

Income tax expense

Income tax expense of $161.8 million for the 39 weeks ended October 29, 2016 represents an effective tax rate of 37.5%, compared to $125.5 million of tax expense representing an effective tax rate of 37.2% for the 39 weeks ended October 31, 2015. The higher tax rate is primarily due to benefits in the prior year related to changes in state income tax rates.

Net income

Net income increased $57.4 million or 27.0%, to $269.5 million for the 39 weeks ended October 29, 2016, compared to $212.2 million for the 39 weeks ended October 31, 2015. The increase is primarily related to the $257.0 million increase in gross profit, offset by a $162.4 million increase in SG&A expenses and a $36.3 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
(In thousands)	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$323,018	$148,973
Net cash used in investing activities	(261,203)	(231,909)
Net cash used in financing activities	(274,547)	(96,661)

Net decrease in cash and cash equivalents	$(212,732)	$(179,597)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $1,137.0 million at October 29, 2016, compared to $884.4 million at October 31, 2015, representing an increase of $252.6 million. Average inventory per store increased 16.5% compared to the prior year. The increase in inventory is primarily due to the following:

•	approximately $92 million due to the addition of 89 net new stores opened since October 31, 2015;
•	approximately $131 million due to the opening of the Company’s fourth and fifth distribution centers in Greenwood, Indiana and Dallas, Texas; and
•	approximately $30 million due to strong sales, new brand additions and incremental inventory for in-store boutiques.

Deferred rent liabilities were $361.7 million at October 29, 2016, compared to $324.3 million at October 31, 2015, representing an increase of $37.4 million. Deferred rent includes deferred construction allowances, future rental increases and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 89 net new stores opened since October 31, 2015.

Investing activities

We have historically used cash primarily for new, relocated and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities related to capital expenditures were $281.2 million during the 39 weeks ended October 29, 2016, compared to $231.9 million during the 39 weeks ended October 31, 2015, representing an increase of $49.3 million. The increase in capital expenditures year over year is primarily due to investments in information technology systems, supply chain initiatives, and merchandise fixtures, partially offset by the decrease in the number of new store openings during the 39 weeks ended October 29, 2016, compared to the 39 weeks ended October 31, 2015. As of October 29, 2016, we had $110.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

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

We had no borrowings outstanding under our credit facility as of October 29, 2016, January 30, 2016 or October 31, 2015. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

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

During the 39 weeks ended October 29, 2016, excluding the shares repurchased under the ASR, we purchased 444,523 shares of common stock for $97.0 million at an average price of $218.18. During the 39 weeks ended October 31, 2015, we purchased 772,076 shares of common stock for $121.3 million at an average price of $157.05.

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

As of October 29, 2016, January 30, 2016 and October 31, 2015, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of October 29, 2016, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended October 29, 2016.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily under our credit facility when we borrow. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 39 week period ended October 29, 2016. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 29, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
July 31, 2016 to August 27, 2016	46,539	$265.00	46,449	$180,535
August 28, 2016 to September 24, 2016	63,324	241.13	62,036	165,567
September 25, 2016 to October 29, 2016	70,557	244.73	70,557	148,300

13 weeks ended October 29, 2016	180,420	248.69	179,042	148,300

(1)	There were 179,042 shares repurchased as part of our publicly announced share repurchase program during the three months ended October 29, 2016 and there were 1,378 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 11, 2014, we announced the 2014 Share Repurchase Program pursuant to which the Company could repurchase up to $300 million of the Company’s common stock. The 2014 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $112.7 million from the share repurchase program adopted in 2013. On March 12, 2015, we announced that our Board of Directors authorized an increase of $100 million to the 2014 Share Repurchase Program effective March 17, 2015. The 2014 Share Repurchase Program did not have an expiration date and could be suspended or discontinued at any time.

On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $172.4 million from the 2014 Share Repurchase Program. As of October 29, 2016, $148.3 million remained available under the $425 million 2016 Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 1, 2016 on its behalf by the undersigned, thereunto duly authorized.

ULTA SALON, COSMETICS & FRAGRANCE, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary

Ulta Salon, Cosmetics & Fragrance, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended October 29, 2016

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