Form 10-K
period 2017-01-28
Ulta Beauty, Inc.
filed 2017-03-28
CIK 1403568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-33764

ULTA BEAUTY, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-4022268 (I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)

Registrant’s telephone number, including area code: (630) 410-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 29, 2016, as reported on the NASDAQ Global Select Market, was approximately $10,919,168,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 29, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2017 was 62,132,265 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held during 2017.

ULTA BEAUTY, INC.

FORWARD LOOKING STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Ulta Beauty,” the “Company” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

•	the impact of weakness in the economy;

•	changes in the overall level of consumer spending;

•	the possibility that we may be unable to compete effectively in our highly competitive markets;

•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;

•	weather conditions that could negatively impact sales;

•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;

•	our ability to attract and retain key executive personnel;

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

•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 28, 2017, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

Overview

Ulta Beauty is the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products and salon services. We provide unmatched product breadth, value and convenience in a distinctive specialty retail environment. Key aspects of our business include:

All Things Beauty, All in One Place™. Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores and website offer more than 20,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our bright and open store environment encourages our guests to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools. We also offer a full-service salon in every store featuring hair, skin and brow services.

Our Value Proposition. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and targeted promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events and gifts with purchase.

Convenience. Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of January 28, 2017, we operated 974 retail stores across 48 states and the District of Columbia, as well as an e-commerce website.

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty, All in One Place™, a compelling value proposition, and a convenient and welcoming shopping environment. On January 29, 2017, we implemented a holding company reorganization (the Reorganization) pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Our strategy

We are committed to executing our strategic imperatives to drive long-term growth and sustainable competitive advantages.

Acquire new guests and deepen loyalty with existing guests. We believe there is an opportunity to use consumer insights and effective marketing tactics to acquire new guests and increase our “share of wallet” of existing guests. We have sharpened our brand positioning, and are increasing awareness of the Ulta Beauty brand by communicating our brand differentiation through broad scale advertising. We continue to leverage our direct mail advertising, catalogs and newspaper inserts to communicate with our guests. We are also deploying additional marketing tactics, such as digital, in-store events and public relations to drive brand engagement, deepen the guest connection to Ulta Beauty and strengthen our authority in the beauty category. In addition, we plan to grow and further leverage our loyalty program and CRM platform. We use this proprietary database to drive traffic, better understand our guests’ purchasing patterns and support new store site selection. We have approximately 23 million active Ulta Beauty guests enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent more than 90% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. The customer data captured by our loyalty program, together with our CRM platform, enable customer segmentation and targeted marketing communications tailored to our guests’ unique beauty needs. We believe our loyalty program, combined with our growing CRM capabilities, provide a significant long-term competitive advantage for Ulta Beauty.

Differentiate by delivering a distinctive and personalized guest experience across all channels. The Ulta Beauty guest experience today is differentiated by our broad array of categories, brands and price points, high quality services and friendly, well-trained, non-commissioned associates. Our opportunity is to sharpen that experience, by making it more relevant, differentiated and personalized in-store and online. Our store associates are the key to delivering a distinctive guest experience that is personal, informative and fun. To enable an elevated and engaging in-store guest experience, we are focusing on three key areas: process improvements, store and technology enhancements and labor and staffing solutions. At the same time, we are improving our e-commerce guest experience to ensure it is easy and informative with content that inspires, educates and enables sharing and social engagement. For example, we have improved our mobile app, launched a try-on app called “Glamlab” to digitally test products and expanded our online assortment. Through our loyalty and CRM capabilities, we continue to emphasize targeted communications and personalized promotions that are relevant to our guests.

Offer relevant, innovative and often exclusive products that excite our guests. We believe our broad selection of merchandise across categories, price points and brands offers a unique shopping experience for our guests. While the products we sell can be found in department stores, specialty stores, salons, drug stores and mass merchandisers, we offer approximately 500 brands in one retail format so that our guests can find everything they need in one shopping trip. Our vision is to be the undisputed destination for All Things Beauty, All in One Place™. To achieve this vision, we continue to evolve our product assortment with a focus on newness, exclusivity and category dominance and we focus on three key areas: prestige cosmetics, mass cosmetics and professional hair care in order to maximize our leadership in these categories. We also continue to upgrade and enhance the Ulta Beauty Collection, our private label, which offers products in key categories such as cosmetics, skincare and bath. Because of our broad array of categories, brand and price points, we appeal to a wide range of consumers including women of all ages, demographics and lifestyles.

Deliver exceptional services in three core areas: hair, skin health and brows. Our services offerings play an important role on delivering on our brand promise to be All Things Beauty, All in One Place™. We plan to establish Ulta Beauty as a leading salon authority by providing high quality and consistent services from our licensed stylists, with a focus on the key pillars of hair, skin health and brows. We provide haircare services in our full service salons, using high quality Redken products and offering trend-right hairstyles and color. We also offer skin services in partnership with Dermalogica in all stores and brow services through Benefit Brow Bars in most of our stores. Our strategy is to drive awareness and trial of our salon services with new guests as well as accelerate the frequency of existing guests’ visits. Salon guests shop more frequently and spend almost three times more than non-salon guests based on loyalty guest data. We believe focusing on guest satisfaction, increasing effectiveness of promotions and optimizing staffing and scheduling will make our services business an even stronger differentiator in our stores.

Grow stores and e-commerce to reach and serve more guests. Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, a key part of how we plan to double our market share over the next several years. We believe that over the long-term, we have the potential to grow our store base to between 1,400 to 1,700 Ulta Beauty stores in the United States. We plan to further penetrate existing suburban markets, expand our presence in small markets and begin to develop urban markets. We have a solid track record of executing an aggressive store growth program and a rigorous analytical approach to site selection that has translated into a high performing real estate portfolio. We expect to open approximately 100 new stores per year for the next several years.

In addition to store expansion, we expect to significantly grow our e-commerce sales. Our e-commerce platform has two key roles: generating direct channel sales and profits, while communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand driving traffic to our stores, website, and native applications. Our omni-channel guests are extremely valuable, spending nearly three times as much as retail only guests. We continue to develop and add new website features and functionality, marketing programs, product assortment, new brands and omni-channel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality, interactive experiences and social media content. We also continue to improve our order fulfillment capabilities with increased speed of delivery through new distribution centers and efficient processes designed for e-commerce fulfillment. Our goal is to grow our e-commerce business from approximately 7% of sales as of January 28, 2017 to approximately 10% of total sales by the end of fiscal 2019.

Invest in infrastructure to support our guest experience and growth and capture scale efficiencies. We expect to continue to grow enterprise inventory capabilities to better anticipate and respond to our guests’ demand across all channels. This includes optimizing our distribution network, improving inventory turns by moving product faster and more frequently through all channels and improving inventory visibility, forecast accuracy, and managing product life cycle through investments in people, process and technology. We also plan to invest in guest-facing labor hours, training and tools to deliver a differentiated and personalized guest experience. We expect to capture operational efficiencies in new enterprise inventory capabilities to help fund investments in additional store labor and other in-store technologies. We will also pursue opportunities to optimize our marketing spend to maximize effectiveness. Finally, we plan to drive scale and cost efficiencies across the enterprise.

Attract and retain talent that drives a winning culture. Leadership, culture and engagement of our associates are key drivers of our performance. We have an experienced management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. Our well-trained, non-commissioned store associates are highly engaged and delivering a differentiated guest experience. We continue to expand the depth of our team at all levels and in all functional areas to support our growth.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $134 billion in sales, according to Euromonitor International and IBIS World Inc. The approximately $81 billion beauty products industry includes cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass and salon products. The approximately $53 billion salon services industry consists of hair, skin and nail services.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, drug stores, mass merchandisers and the online businesses of national retailers as well as pure-play e-commerce businesses. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Stores

Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. The average investment required to open a new Ulta Beauty store is approximately $1.4 million, which includes capital investments, net of landlord contributions, pre-opening expenses and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. Our retail store concept, including physical layout, displays, lighting and quality of finishes, has evolved over time to match the rising expectations of our guests and to keep pace with our merchandising and operating strategies. Approximately 99% of our stores feature our most current store design. We expect in 2017, the net investment to open a new store will increase due to prestige brand expansions and several higher cost non-prototypical store locations expected to open in fiscal 2017. As of January 28, 2017, we operated 974 stores in 48 states and the District of Columbia.

We opened 104 (100 net of store closures) new stores during our fiscal year ended January 28, 2017 (fiscal 2016), representing an 11% increase in square footage growth compared to 103 (100 net of store closures) new stores in our fiscal year ended January 30, 2016 (fiscal 2015). We also remodeled twelve stores and relocated two stores in fiscal 2016. Our fiscal 2016 new store program was comprised of approximately 60% new stores opened in existing shopping centers and 40% in new shopping centers. In fiscal 2016, approximately one quarter of new stores were in new markets and three quarters were filling in existing markets.

	Fiscal Year
	2012	2013	2014	2015	2016
Total stores beginning of period	449	550	675	774	874
Stores opened	102	127	100	103	104
Stores closed	(1)	(2)	(1)	(3)	(4)

Total stores end of period	550	675	774	874	974
Stores remodeled	21	7	9	4	12
Total square footage	5,847,393	7,158,286	8,182,404	9,225,957	10,271,184
Average square footage per store	10,632	10,605	10,572	10,556	10,545

Salon

We offer a full range of services in all of our stores, focusing on the three key pillars of hair, skin health and brow services. Our current Ulta Beauty store format includes an open and modern salon area with approximately eight to ten stations and the majority of our stores offer brow services. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, semi-private shampoo and hair color processing area. We employ licensed professional stylists and estheticians who offer highly skilled services as well as an educational experience, including consultations, styling lessons, make-up applications, skincare regimens and at-home care recommendations.

Ulta.com

Our e-commerce business represented approximately 7% of our total sales and grew 56.2% in fiscal 2016. We offer more than 20,000 beauty products from hundreds of brands. Ulta.com is also an important resource for our guests to access product and store information, beauty trends, in-depth product reviews and techniques. We continually enhance the site with a collection of tips, tutorials, videos, user generated content and social content. We expect Ulta.com to maintain rapid growth with the goal of reaching 10% of total sales by fiscal 2019. We have significantly improved our e-commerce fulfillment capabilities through new distribution centers, processes and systems.

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

We believe our private label products, the Ulta Beauty Collection, are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build brand image. We also offer products such as IT Brushes for Ulta Beauty, Tarte Double Duty Beauty cosmetics and CHI for Ulta Beauty hair care appliances that are exclusive to Ulta Beauty. The Ulta Beauty Collection and Ulta Beauty exclusive products represented approximately 6% of total Company sales in fiscal 2016.

Categories

We offer a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) salon services; and (5) other, which includes nail products and accessories. We have gained market shares across all categories of our business, with particular strength in cosmetics.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cosmetics	51%	46%	42%
Skincare, Bath & Fragrance	20%	23%	24%
Haircare Products & Styling Tools	20%	22%	24%
Salon Services	5%	5%	5%
Other	4%	4%	5%

	100%	100%	100%

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

Planning and allocation

Our merchandising team works to ensure consistent execution across our store base and e-commerce platform. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales history from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis. In fiscal 2016, we implemented a new merchandising planning and forecasting system, as well as enhancements to the master data and space and floor planning systems.

Vendor partnerships

We have strong, active relationships with our more than 400 vendor partners. Our top ten vendor partners, such as Bare Minerals, Coty, Estée Lauder Companies, L’Oréal and LVMH, among others, represented approximately 50% of our total net sales in fiscal 2016. We believe our vendor partners view us as a significant distribution channel for growth and brand enhancement and we work closely with them to market both new and existing brands.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and website, acquire new guests, improve guest retention and increase frequency of shopping. We communicate with our guests and prospective guests through multiple vehicles, including direct mail catalogs, newspaper inserts, television, radio and digital advertising. These vehicles highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services and special offers and are designed to increase brand awareness. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts on behalf of The Breast Cancer Research Foundation, and drives awareness of new products, in-store events and new store openings.

Our loyalty program, Ultamate Rewards, is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Approximately 23 million active loyalty program members generated more than 90% of Ulta Beauty’s annual total net sales in fiscal 2016. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell. Our CRM platform enables sophisticated mining of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns. To enhance our loyalty program, we recently launched co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights and offer attractive economics.

We are directing a growing percentage of our marketing expense toward email marketing, digital marketing, and national TV and radio advertising. We believe these channels are highly effective in communicating with existing guests, as well as reaching those who have not yet shopped with us. Our email marketing program has been effective in communicating with our existing online and retail guests in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with our national TV and radio advertising, has helped us grow brand awareness among those not familiar with Ulta Beauty, which we believe has resulted in new guests and reactivation of guests who have not shopped at Ulta Beauty within the last year.

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

Salon

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor partner education classes create a comprehensive educational program for approximately 7,600 Ulta Beauty salon professionals.

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

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta Beauty’s mission, vision and values. Training for new store managers, prestige beauty advisors and sales associates familiarizes them with our beauty products and services, opening and closing routines, guest service expectations, loss prevention practices, our policies and procedures and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta Beauty. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige beauty advisors are trained to work across all prestige lines and within our prestige boutiques (sets of custom designed fixtures configured to prominently display certain prestige brands within our stores), where guests can receive makeup demonstrations, skin analysis and assistance in selecting the products and services that suit them best.

Distribution

Our vision is to develop an expanded and optimized end-to-end supply chain that improves operational efficiency, performance and guest experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store program and rapid e-commerce growth. We currently operate five distribution centers with plans to open a sixth distribution center in 2018.

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

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, marketing, finance, accounting and human resources. Our core business systems consist mostly of purchased software programs that integrate together and with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores and our distribution center infrastructure and provides communications for credit card and continual polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people and processes. We update the technology supporting our stores, distribution infrastructure and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.

Intellectual property

We have registered over 50 trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Beauty and two related designs, Ulta.com and Ulta Salon, Cosmetics & Fragrance (and design). We maintain our marks on a docket system to monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada.

We believe our trademarks, especially those related to the Ulta brand, have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States. Many of the products we sell in our stores, such as cosmetics, dietary supplements, food and over-the-counter (OTC) drugs, medical devices and styling tools, including our Ulta Beauty branded products, are subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), state regulatory agencies and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, packaging and distribution of the products.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic Act (FDC Act)) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific ingredient, labeling and manufacturing requirements. The labeling and packaging of these products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g. blow dryers and curling irons) are regulated by the CPSC, which has strict requirements with respect to reporting possible product defects.

Further, claims we make in advertising, including claims about the safety or efficacy of products, pricing claims and environmental claims, are subject to regulation by the FTC and State AGs who generally prohibit unfair or deceptive practices.

Labor and employment and taxation laws, to which most retailers are typically subject, also impact our day-to-day operations. We are also subject to typical zoning and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our services business is subject to state board regulations and state licensing requirements.

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

Employees

As of January 28, 2017, we employed approximately 11,600 people on a full-time basis and approximately 20,200 on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mothers’ Day as well as the “Back to School” season and Valentine’s Day.

Available information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ulta.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. You may read and copy any filed document at the SEC’s public reference rooms in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline. For more information on our quarterly results of operations, see Note 13 to our consolidated financial statements, “Selected quarterly financial data (unaudited),” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We currently operate five distribution facilities, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce business. In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omni-channel capabilities. In order to support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers will be added in the future. We opened our fourth and fifth distribution centers in 2015 and 2016 and expect to open our sixth distribution center in 2018. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our newly opened distribution centers could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

We offer most of our beauty products for sale through our Ulta.com website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. Offering products through our internet channel could also cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new guests, conflicts between product offerings online and through our stores and opening up our channels to increased internet competition could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment or receipt of some of our merchandise, which could result in lost sales and could increase our costs.

We directly source the majority of our Ulta Beauty branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment or receipt of merchandise. Our future operations and performance will be subject to these factors and these factors could have a material adverse effect on our business, financial condition, profitability and cash flows or may require us to modify our current business practices and incur increased costs.

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

During fiscal 2016, merchandise supplied to Ulta Beauty by our top ten vendor partners accounted for approximately 50% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendor partners, could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on our name, “Ulta Beauty,” “Ulta,” “All Things Beauty, All in One PlaceTM” and other marks incorporating our name, copyrights in our website content, rights to our domain name www.ulta.com and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

If our manufacturers are unable to produce products manufactured uniquely for Ulta Beauty, including Ulta Beauty branded products and gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. Our third-party manufacturers of Ulta Beauty products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta Beauty products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We, as well as our vendors, are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our Ulta Beauty branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

In addition, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our vendors’ products and our Ulta Beauty branded products are subject to extensive regulation by various federal agencies, including FDA, FTC, CPSC and various state and local agencies, such as State AGs and District Attorneys. If we, our vendors or the manufacturers of our Ulta Beauty branded products fail to comply with those regulations, we could become subject to significant penalties, claims or product recalls, which could harm our results of operations or our ability to conduct our business.

In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta Beauty branded products, resulting in significant loss of net sales. Our failure to comply with federal, state or local requirements when we advertise our products (including prices) or services, or engage in other promotional activities, in digital (including social media), television or print may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

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

Our Ulta Beauty branded products and salon services may cause unexpected and undesirable side effects that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Unexpected and undesirable side effects caused by our Ulta Beauty branded products for which we have not provided sufficient label warnings or salon services, which may have been performed negligently, could result in the discontinuance of sales of our products or of certain salon services or prevent us from achieving or maintaining market acceptance of the affected products and services. Such side effects could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. These events could cause negative publicity regarding our Company, brand or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings or claims, including possible fines and penalties, could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time, we are subject to litigation and other legal or regulatory proceedings or claims in the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from litigation and other legal or regulatory proceedings or claims when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of litigation or other legal or regulatory proceedings or claims could materially adversely impact our business, financial condition, profitability and cash flows.

Specifically, our technologies, promotional products purchased from third-party vendors, and/or Ulta Beauty branded products or potential products in development may infringe rights under patents, patent applications, trademark, copyright or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing or sales of the product that is the subject of the suit.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to products purchased from third-party vendors or our Ulta Beauty branded products and technology. Some of our competitors may be able to bear the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

Use of social media may adversely impact our reputation.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flows.

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

The market price for our common stock may be volatile.

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

Our certificate of incorporation and bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our Board of Directors into three classes serving staggered three-year terms;

•	authorizing our Board of Directors to issue preferred stock and additional shares of our common stock without stockholder approval;

•	prohibiting stockholder actions by written consent;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	prohibiting our stockholders from making certain changes to our certificate of incorporation or bylaws except with a two-thirds majority stockholder approval; and

•	requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.

As permitted by our certificate of incorporation and bylaws, we have a stockholder rights agreement, sometimes known as a “poison pill,” which provides for the issuance of a new series of preferred stock to holders of common stock. In the event of a takeover attempt, this preferred stock gives rights to holders of common stock other than the acquirer to buy additional shares of common stock at a discount, leading to the dilution of the acquirer’s stake.

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our certificate of incorporation, bylaws and stockholder rights agreement and of Delaware law could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, lease obligations, inventory valuation, vendor allowances, impairment of long-lived tangible assets, customer loyalty program, share-based compensation, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could negatively affect our reported or expected financial performance or financial condition.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

Following the Reorganization, we are a holding company and we do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to repurchase stock or pay dividends (if declared by our Board of Directors in the future) is dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

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

As of January 28, 2017, we operated 974 retail stores in 48 states and the District of Columbia, as shown in the table below:

State	Number of stores
Alabama	15
Alaska	3
Arizona	25
Arkansas	7
California	121
Colorado	20
Connecticut	12
Delaware	3
District of Columbia	1
Florida	66
Georgia	29
Idaho	7
Illinois	47
Indiana	17
Iowa	8
Kansas	9
Kentucky	10
Louisiana	16
Maine	3
Maryland	15
Massachusetts	15
Michigan	43
Minnesota	13
Mississippi	8
Missouri	16
Montana	5
Nebraska	4
Nevada	14
New Hampshire	7
New Jersey	26
New Mexico	6
New York	36
North Carolina	28
North Dakota	3
Ohio	37
Oklahoma	15
Oregon	11
Pennsylvania	36
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	19
Texas	95
Utah	12
Virginia	24
Washington	22
West Virginia	6
Wisconsin	18
Wyoming	2

Total	974

Distribution Centers

We currently operate five distribution centers located in Romeoville, Illinois; Phoenix, Arizona; Chambersburg, Pennsylvania; Greenwood, Indiana; and Dallas, Texas. Our standard distribution center leases provide for a fixed minimum annual rent and generally have a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration dates, of our leased distribution centers at January 28, 2017, are set forth below:

Location	Approximate Square Feet	Lease Expiration Date
Romeoville, Illinois	317,000	April 30, 2020
Phoenix, Arizona	437,000	March 31, 2019
Chambersburg, Pennsylvania	373,000	March 31, 2027
Greenwood, Indiana	671,000	July 31, 2025
Dallas, Texas	671,000	July 31, 2026

Corporate Office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 308,000 square feet with lease terms expiring from 2020 to 2028. In 2016, we opened a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2024.

Item 3.	Legal Proceedings

See Note 4 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 4.	Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below.

Name	Age	Position
Mary N. Dillon	55	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	56	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	51	General Counsel and Corporate Secretary
Jeffrey J. Childs	59	Chief Human Resources Officer
David C. Kimbell	50	Chief Merchandising and Marketing Officer

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

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2016 and 2015:

Fiscal Year 2016	High	Low
First quarter	$212.92	$146.77
Second quarter	262.12	202.28
Third quarter	278.63	230.10
Fourth quarter	273.99	225.13

Fiscal Year 2015	High	Low
First quarter	$158.97	$128.11
Second quarter	171.21	149.12
Third quarter	176.77	120.38
Fourth quarter	188.48	151.52

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 23, 2017 was $281.22 per share. As of March 23, 2017, we had 43 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends were declared on our common stock in 2016 or 2015 nor have any decisions been made to pay a dividend in the future. Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility as well as financial and other conditions existing at the time.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2016:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands)(2)
October 30, 2016 to November 26, 2016	87,925	$237.04	87,925	$127,458
November 27, 2016 to December 24, 2016	49,927	257.05	49,544	114,721
December 25, 2016 to January 28, 2017	52,163	262.68	52,163	101,019

13 weeks ended January 28, 2017	190,015	$249.34	189,632	$101,019

(1)	There were 189,632 shares repurchased as part of our publicly announced share repurchase program during the three months ended January 28, 2017 and there were 383 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. As of January 28, 2017, $101.0 million remained available under the $425 million 2016 Share Repurchase Program. On March 9, 2017, we announced the 2017 Share Repurchase Program. For additional information on the 2017 Share Repurchase Program see Note 15 to our consolidated financial statements, “Subsequent event.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of January 28, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by security holders(1)	1,013,299	$120.78	3,912,453
Equity compensation plans not approved by security holders	—	—	—

Total	1,013,299	$120.78	3,912,453

(1) Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.

(2) Includes 830,072 shares issuable pursuant to the exercise of outstanding stock options, 141,922 shares issuable pursuant to restricted stock units and 41,305 shares issuable pursuant to performance-based units.

(3) Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.

(4) Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering January 28, 2012 through the end of Ulta Beauty’s fiscal year ended January 28, 2017. The graph assumes an investment of $100 made at the closing of trading on January 28, 2012 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
Company / Index	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
Ulta Beauty	$100.00	$129.89	$113.09	$175.20	$240.57	$361.55
NASDAQ Global Select Market Com	100.00	111.65	145.39	164.87	165.09	200.78
S&P 500 Retailing Index	100.00	125.91	156.47	185.81	214.72	250.85

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended(1)
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands, except per share and per square foot data)
Income statement:
Net sales(2)	$4,854,737	$3,924,116	$3,241,369	$2,670,573	$2,220,256
Cost of sales	3,107,508	2,539,783	2,104,582	1,729,325	1,436,582

Gross profit	1,747,229	1,384,333	1,136,787	941,248	783,674
Selling, general and administrative expenses	1,073,834	863,354	712,006	596,390	488,880
Pre-opening expenses	18,571	14,682	14,366	17,270	14,816

Operating income	654,824	506,297	410,415	327,588	279,978
Interest (income) expense, net	(890)	(1,143)	(894)	(118)	185

Income before income taxes	655,714	507,440	411,309	327,706	279,793
Income tax expense	245,954	187,432	154,174	124,857	107,244

Net income	$409,760	$320,008	$257,135	$202,849	$172,549

Net income per common share:
Basic	$6.55	$5.00	$4.00	$3.17	$2.73
Diluted	$6.52	$4.98	$3.98	$3.15	$2.68
Weighted average common shares outstanding:
Basic	62,519	63,949	64,335	63,992	63,250
Diluted	62,851	64,275	64,651	64,461	64,396
Dividends declared per common share	$—	$—	$—	$—	$1.00
Other operating data:
Comparable sales increase:(3)
Retail and salon comparable sales	13.4%	10.0%	8.1%	6.1%	8.8%
E-commerce comparable sales	56.2%	47.5%	56.4%	76.6%	30.7%

Total comparable sales increase	15.8%	11.8%	9.9%	7.9%	9.3%
Number of stores end of year	974	874	774	675	550
Total square footage end of year	10,271,184	9,225,957	8,182,404	7,158,286	5,847,393
Total square footage per store(4)	10,545	10,556	10,572	10,605	10,632
Average total square footage(5)	9,641,367	8,724,581	7,690,742	6,555,960	5,315,653
Retail sales per average total square foot(6)	$468	$424	$402	$393	$407
Capital expenditures	373,747	299,167	249,067	226,024	188,578
Depreciation and amortization	210,295	165,049	131,764	106,283	88,233
Repurchase of common shares	344,275	167,396	39,923	37,337	—
Balance sheet data:
Cash and cash equivalents	$385,010	$345,840	$389,149	$419,476	$320,475
Short-term investments	30,000	130,000	150,209	—	—
Working capital(7)	1,006,894	978,946	900,761	735,886	568,257
Property and equipment, net	1,004,358	847,600	717,159	595,736	483,059
Total assets	2,551,878	2,230,918	1,983,170	1,602,727	1,275,249
Total stockholders’ equity	1,550,218	1,442,886	1,247,509	1,003,094	786,942

(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2012 was a 53-week operating year. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(3)	Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.

(4)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.

(5)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.

(6)	Retail sales per average total square foot was calculated, for all years presented, by dividing net sales, excluding e-commerce sales, for the year by the average square footage for those stores open during each year. In prior years we calculated this metric using total net sales, including e-commerce sales. The Company believes that excluding e-commerce sales more appropriately reflects the Company’s retail store productivity. Net sales per average square foot calculated using total net sales, including e-commerce sales, would have been $504, $450, $421, $407, and $418, for fiscal years 2016, 2015, 2014, 2013 and 2012, respectively. The sales for the 53rd week of fiscal 2012 were approximately $55 million.

(7)	The Company prospectively adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of fiscal 2015. As a result of this adoption, at January 28, 2017 and January 30, 2016, current deferred tax assets were classified as non-current liabilities.

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

We are currently the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with a distinctive specialty retail environment and experience. Key aspects of our business include: our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as a full-service salon in every store featuring hair, skin and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health and brows, 5) grow stores and e-commerce to reach and serve more guests, 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies and 7) attract and retain talent that drives a winning culture. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and e-commerce sales are recorded based on delivery of merchandise to the guest. Stores and e-commerce merchandise sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;

•	the introduction of new products or brands;

•	the location of new stores in existing store markets;

•	competition;

•	our ability to respond on a timely basis to changes in consumer preferences;

•	the effectiveness of our various marketing activities; and

•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold (retail and e-commerce), including substantially all vendor allowances, which are treated as a reduction of merchandise costs;

•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;

•	shipping and handling costs;

•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;

•	salon payroll and benefits;

•	customer loyalty program expense; and

•	shrink and inventory valuation reserves.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 were 52 week years and are hereafter referred to as fiscal 2016, fiscal 2015 and fiscal 2014.

As of January 28, 2017, we operated 974 stores across 48 states and the District of Columbia. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
(Dollars in thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$4,854,737	$3,924,116	$3,241,369
Cost of sales	3,107,508	2,539,783	2,104,582

Gross profit	1,747,229	1,384,333	1,136,787
Selling, general and administrative expenses	1,073,834	863,354	712,006
Pre-opening expenses	18,571	14,682	14,366

Operating income	654,824	506,297	410,415
Interest income, net	(890)	(1,143)	(894)

Income before income taxes	655,714	507,440	411,309
Income tax expense	245,954	187,432	154,174

Net income	$409,760	$320,008	$257,135

Other operating data:
Number of stores end of period	974	874	774
Comparable sales increase:
Retail and salon comparable sales	13.4%	10.0%	8.1%
E-commerce comparable sales	56.2%	47.5%	56.4%

Total comparable sales increase	15.8%	11.8%	9.9%

	Fiscal year ended
(Percentage of net sales)	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0%	64.7%	64.9%

Gross profit	36.0%	35.3%	35.1%
Selling, general and administrative expenses	22.1%	22.0%	22.0%
Pre-opening expenses	0.4%	0.4%	0.4%

Operating income	13.5%	12.9%	12.7%
Interest income, net	0.0%	0.0%	0.0%

Income before income taxes	13.5%	12.9%	12.7%
Income tax expense	5.1%	4.8%	4.8%

Net income	8.4%	8.2%	7.9%

Fiscal year 2016 versus fiscal year 2015

Net sales

Net sales increased $930.6 million, or 23.7%, to $4,854.7 million in fiscal 2016 compared to $3,924.1 million in fiscal 2015. Salon service sales increased $31.9 million, or 15.2% to $241.1 million compared to $209.2 million in fiscal 2015. E-commerce sales increased $124.2 million, or 56.2%, to $345.3 million compared to $221.1 million in fiscal 2015. The net sales increases are due to the opening of 100 net new stores in 2016 and a 15.8% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2016 as well as stores opened in fiscal 2015, which have not yet turned comparable, contributed $320.9 million of the net sales increase, while comparable stores contributed $609.8 million of the total net sales increase.

The 15.8% comparable sales increase consisted of a 13.4% increase at the Company’s retail and salon stores and a 56.2% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 240 basis points to the Company’s consolidated same store sales calculation for fiscal 2016 compared to 180 basis points for fiscal 2015. The total comparable sales increase included a 5.1% increase in average ticket and a 10.7% increase in transactions. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $362.9 million, or 26.2%, to $1,747.2 million in fiscal 2016, compared to $1,384.3 million, in fiscal 2015. Gross profit as a percentage of net sales increased 70 basis points to 36.0% in fiscal 2016 compared to 35.3% in fiscal 2015. The increase in gross profit margin was primarily due to:

•	30 basis points improvement in merchandise margins driven by our marketing and merchandising strategies, including a reduction in year-over-year promotional levels;

•	70 basis points of leverage in fixed store costs attributed to the impact of higher sales volume, partly offset by;

•	30 basis points of planned deleverage related to supply chain investments.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $210.5 million, or 24.4%, to $1,073.8 million in fiscal 2016 compared to $863.4 million in fiscal 2015. As a percentage of net sales, SG&A expense increased 10 basis points to 22.1% in fiscal 2016 compared to 22.0% in fiscal 2015. The deleverage in SG&A was primarily due to:

•	30 basis points deleverage primarily due to investments in store labor to support our growth initiatives;

•

20 basis points deleverage in corporate overhead due to higher variable compensation, depreciation expense and impairment charges related to the closure of stores in Chicago, Illinois and Denham Springs, Louisiana, partly offset by;

•	40 basis points of leverage in marketing expense attributed to strong sales growth.

Pre-opening expenses

Pre-opening expenses increased $3.9 million, or 26.5%, to $18.6 million in fiscal 2016 compared to $14.7 million in fiscal 2015. During fiscal 2016, we opened 104 new stores, remodeled 12 stores and relocated two stores. During fiscal 2015, we opened 103 new stores, remodeled four stores and relocated five stores.

Interest income, net

Interest income, net was $0.9 million in fiscal 2016, compared to $1.1 million in fiscal 2015. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during fiscal 2016 or 2015.

Income tax expense

Income tax expense of $246.0 million in fiscal 2016 represents an effective tax rate of 37.5%, compared to fiscal 2015 tax expense of $187.4 million and an effective tax rate of 36.9%. The fiscal 2015 tax rate included benefits from lower state taxes that did not recur in fiscal 2016.

Net income

Net income increased $89.8 million, or 28.0%, to $409.8 million in fiscal 2016 compared to $320.0 million in fiscal 2015. The increase in net income was primarily due to an increase in gross profit of $362.9 million, which was offset by a $210.5 million increase in SG&A expenses and a $58.5 million increase in income tax expense.

Fiscal year 2015 versus fiscal year 2014

Net sales

Net sales increased $682.7 million, or 21.1%, to $3,924.1 million in fiscal 2015 compared to $3,241.4 million in fiscal 2014. Salon service sales increased $33.7 million, or 19.2% to $209.2 million compared to $175.5 million in fiscal 2014. E-commerce sales increased $71.2 million, or 47.5%, to $221.1 million compared to $149.9 million in fiscal 2014. The net sales increases are due to the opening of 100 net new stores in 2015 and an 11.8% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2015 as well as stores opened in fiscal 2014, which have not yet turned comparable, contributed $306.5 million of the net sales increase, while comparable stores contributed $376.2 million of the total net sales increase.

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

Selling, general and administrative expenses

SG&A expenses increased $151.3 million, or 21.3%, to $863.4 million in fiscal 2015 compared to $712.0 million in fiscal 2014. As a percentage of net sales, SG&A expense was 22.0% in fiscal 2015 and fiscal 2014. Compared to fiscal 2014’s SG&A expense, fiscal 2015 had 10 basis points of leverage in marketing expense attributed to strong sales growth, offset by 10 basis points of deleverage in corporate overhead expense primarily driven by higher consulting expense.

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

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, relocated and remodeled stores, increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases and for continued improvement in our information technology systems.

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

The following table presents a summary of our cash flows for fiscal years 2016, 2015 and 2014:

	Fiscal year ended
(In thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Net cash provided by operating activities	$634,685	$375,874	$396,592
Net cash used in investing activities	(273,747)	(278,958)	(399,276)
Net cash used in financing activities	(321,768)	(140,225)	(27,643)

Net increase (decrease) in cash and cash equivalents	$39,170	$(43,309)	$(30,327)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $944.0 million at January 28, 2017, compared to $761.8 million at January 30, 2016, representing an increase of $182.2 million or 23.9%. Average inventory per store increased 11.2% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $87 million due to the addition of 100 net new stores opened since January 30, 2016;

•	approximately $82 million due to the opening of the Company’s fourth and fifth distribution centers in Greenwood, Indiana and Dallas, Texas; and

•	approximately $13 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

Deferred rent liabilities were $366.2 million at January 28, 2017, an increase of $44.4 million compared to $321.8 million at January 30, 2016. Deferred rent includes deferred construction allowances, future rental increases, free rent and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 100 net new stores opened since January 30, 2016 and corporate and supply chain expansion.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $373.7 million in fiscal 2016, compared to $299.2 million and $249.1 million in fiscal 2015 and 2014, respectively. Capital expenditures increased in fiscal 2016 compared to fiscal 2015 due to our new store program, the expansion of prestige boutiques and related in-store merchandising upgrades, and corporate office expansion. During fiscal 2016, we opened 104 new stores, remodeled 12 stores and relocated two stores, compared to 103 new stores, four remodels and five relocations during fiscal 2015 and 100 new stores, nine remodels and two relocations during fiscal 2014. During fiscal 2016, the average investment required to open a new Ulta store was approximately $1.4 million, which includes capital investment net of landlord contributions, pre-opening expenses and initial inventory net of payables. The average investment required to remodel an Ulta Beauty store was approximately $1.5 million. Purchases of short-term investments were $90 million during fiscal 2016 and consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Capital expenditures for fiscal 2016, 2015 and 2014 and planned fiscal 2017 by major category are as follows:

(In millions)	2017 Budget	Fiscal 2016	Fiscal 2015	Fiscal 2014
New, Remodeled, Relocated Stores	$191	$154	$122	$125
Merchandising	100	83	42	19
Information Systems	82	56	63	45
Supply Chain	49	41	49	46
Store Maintenance & Other	41	40	23	14

	$463	$374	$299	$249

Our future investments will depend primarily on the number of new, relocated and remodeled stores, supply chain investments and information technology systems that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $463 million for capital expenditures in fiscal 2017. In 2017, new, remodeled and relocated stores and merchandising capital expenditure increases reflect the prestige brand expansions and the related in-store merchandising upgrades, as well as incremental spend related to non-prototypical store locations. We embarked on a multi-year supply chain project beginning in 2014, which included adding capacity, with fourth and fifth distribution centers opened in 2015 and 2016 and plans for a sixth distribution center in 2018, and system improvements to support expanded omni-channel capabilities.

Financing activities

Financing activities in fiscal 2016, 2015 and 2014 consist principally of capital stock transactions and the related income tax effects and our stock repurchase program. Purchase of treasury shares in fiscal 2016, 2015 and 2014 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2016, 2015 and 2014. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program and seasonal inventory needs.

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

During fiscal year 2014, we purchased 321,113 shares of common stock for $39.9 million at an average price of $124.31. During fiscal 2015, we purchased 1,034,418 shares of common stock for $167.4 million at an average price of $161.81. During fiscal 2016, excluding the shares repurchased under the ASR, we purchased 634,155 shares of common stock for $144.3 million at an average price of $227.49.

On March 9, 2017, we announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

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

As of January 28, 2017 and January 30, 2016, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

Impact of inflation and changing prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs. In addition, inflation could materially increase the interest rates on any future debt.

Off-balance sheet arrangements

As of January 28, 2017, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet operating leases and purchases obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 28, 2017:

(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$2,006,041	$270,684	$534,500	$474,282	$726,575
Purchase obligations	47,463	40,518	6,945	—	—

Total	$2,053,504	$311,202	$541,445	$474,282	$726,575

(1)	Variable operating lease obligations related to common area maintenance, insurance and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance and real estate taxes for fiscal 2016 were approximately $59 million.

We lease retail stores, warehouses, corporate offices and certain equipment under operating leases with various expiration dates through fiscal 2032. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to a third party for products and services for a future distribution center for which a lease has been signed, advertising and other goods and service contracts entered into as of January 28, 2017.

As of January 28, 2017, the unrecognized tax benefit was $3.3 million, which is not included in the above table due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market or shrink reserves. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2016, 2015 and 2014. An increase or decrease in the lower of cost or market reserve of 10% would have had no material impact on our pre-tax income for fiscal 2016. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would have had no material impact on our pre-tax income for fiscal 2016.

Vendor allowances

The majority of cash consideration received from a supplier is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period, based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in net receivables at the amount we expect to collect. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would have affected pre-tax income by approximately $3.8 million in fiscal 2016.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. In fiscal 2016, we recognized $3.1 million of fixed asset impairment charges related to store closures in Chicago, Illinois and Denham Springs, Louisiana. No significant impairment charges were recognized in fiscal 2015 or 2014.

Customer loyalty program

We maintain a customer loyalty program, Ultamate Rewards, in which program members earn points based on purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. We accrue the cost of anticipated redemptions related to this program at the time of the initial purchase based on historical experience. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our redemption rates. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2016, 2015 and 2014. If our redemption rate were to increase or decrease by 5%, it would have affected pre-tax income by approximately $5.7 million in fiscal 2016.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not utilize the credit facility during fiscal 2016, 2015 or 2014. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 8.    Financial Statements and Supplementary Data

See the index, financial statements and notes to financial statements included under Item 15, “Exhibits and Financial Statement Schedules.”

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

Based on management’s evaluation as of January 28, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 28, 2017. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 28, 2017 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the three months ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

On March 24, 2017, our Board of Directors adopted an Executive Change in Control and Severance Plan (the CIC Plan), which provides for the payment of the following severance and other benefits to our executive officers and certain other officers (collectively, the executives) in the event of a termination of employment with Ulta Beauty without “cause” or by the executive for “good reason” (as each is defined in the CIC Plan), in either case (1) following the announcement of a “change in control” (as defined in the CIC Plan) or (2) on or within eighteen months following a change in control:

•

a lump sum cash payment of a multiple of the sum of the executive’s salary plus bonus (where “salary” is an amount equal to the greater of the executive’s salary (a) on the date of termination or (b) on the consummation of the change in control and where “bonus” is an amount equal to the greater of (a) the executive’s target bonus on the date of termination, (b) executive’s target bonus on the consummation of the change in control or (c) the actual anticipated bonus executive would receive based on performance as of the change in control). The multiplier to be applied varies based on the executive’s position (three times (3x) multiplier for the Chief Executive Officer; two times (2x) multiplier for our other executive officers, including all of our named executive officers; and a one time (1x) multiplier for other selected executives and key employees. The compensation committee of our Board of Directors will designate each year who is eligible to participate in the CIC Plan and his or her multiple level;

•	accelerated vesting of all outstanding equity awards held by the executives that vest solely based on the passage of time;

•

accelerated vesting of outstanding performance-based equity held by the executives based on the greater of (a) target performance levels or (b) actual shares that would have been earned for performance through the date of the change in control; and

•	Company-paid COBRA premium payments for up to eighteen months following the termination date.

The executives’ right to receive the severance payments and benefits described above is subject to his or her delivery and non-revocation of an effective general release of claims in favor of the Company and the executive’s continued compliance with applicable restrictive covenants.

In addition, to the extent that any change in control payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Internal Revenue Code, such payments and/or benefits may be subject to a “best net” reduction to the extent necessary so that the executive receives the greater of the (i) net amount of the change in control payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (ii) net amount of the change in control payments and benefits without such reduction.

The CIC Plan replaces in full and supersedes any other change in control protections provided to the executives, including without limitation, any individual letters or other plans. The foregoing description of the CIC Plan is qualified in its entirety by reference to the full text of the CIC Plan, a copy of which is filed herewith as Exhibit 10.16 and is incorporated herein by reference.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The additional information required by this item is included under the captions “Corporate Governance and the Board of Directors – Election of Directors,” “Independent Registered Public Accounting Firm and Audit Committee –

Audit Committee” and “Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

The information required by this item is included under the captions “Compensation Committee Report and Compensation Discussion and Analysis” and “Corporate Governance and the Board of Directors – Non-Executive Director Compensation for Fiscal 2016” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption “Stock – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 28, 2017 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Corporate Governance and the Board of Directors – Corporate Governance – Independence,” “Compensation Committee Report and Compensation Discussion and Analysis – Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Transactions” in the Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Registered Public Accounting Firm and Audit Committee – Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Beauty, Inc.

We have audited the consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ulta Beauty, Inc. at January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ulta Beauty, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Beauty, Inc.

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ulta Beauty, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ulta Beauty, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ulta Beauty, Inc. as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended January 28, 2017 and our report dated March 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2017

Ulta Beauty, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$385,010	$345,840
Short-term investments	30,000	130,000
Receivables, net	88,631	64,992
Merchandise inventories, net	943,975	761,793
Prepaid expenses and other current assets	88,621	72,548

Total current assets	1,536,237	1,375,173
Property and equipment, net	1,004,358	847,600
Deferred compensation plan assets	11,283	8,145

Total assets	$2,551,878	$2,230,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$259,518	$196,174
Accrued liabilities	260,854	187,351
Accrued income taxes	8,971	12,702

Total current liabilities	529,343	396,227
Deferred rent	366,191	321,789
Deferred income taxes	86,498	59,527
Other long-term liabilities	19,628	10,489

Total liabilities	1,001,660	788,032
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $.01 par value, 400,000 shares authorized; 62,733 and 64,131 shares issued; 62,129 and 63,540 shares outstanding; at January 28, 2017, and January 30, 2016, respectively	627	641
Treasury stock-common, at cost	(14,524)	(11,685)
Additional paid-in capital	658,330	621,715
Retained earnings	905,785	832,215

Total stockholders’ equity	1,550,218	1,442,886

Total liabilities and stockholders’ equity	$2,551,878	$2,230,918

See accompanying notes to financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
(In thousands, except per share data)	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$4,854,737	$3,924,116	$3,241,369
Cost of sales	3,107,508	2,539,783	2,104,582

Gross profit	1,747,229	1,384,333	1,136,787
Selling, general and administrative expenses	1,073,834	863,354	712,006
Pre-opening expenses	18,571	14,682	14,366

Operating income	654,824	506,297	410,415
Interest income, net	(890)	(1,143)	(894)

Income before income taxes	655,714	507,440	411,309
Income tax expense	245,954	187,432	154,174

Net income	$409,760	$320,008	$257,135

Net income per common share:
Basic	$6.55	$5.00	$4.00
Diluted	$6.52	$4.98	$3.98
Weighted average common shares outstanding:
Basic	62,519	63,949	64,335
Diluted	62,851	64,275	64,651

See accompanying notes to financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
(In thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Operating activities
Net income	$409,760	$320,008	$257,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,295	165,049	131,764
Deferred income taxes	26,971	5,809	9,246
Non-cash stock compensation charges	19,340	15,594	14,923
Excess tax benefits from stock-based compensation	(9,053)	(9,497)	(3,229)
Loss on disposal of property and equipment	9,140	3,690	4,468
Change in operating assets and liabilities:
Receivables	(23,639)	(12,552)	(5,391)
Merchandise inventories	(182,182)	(180,564)	(123,296)
Prepaid expenses and other current assets	(16,073)	(6,000)	(10,555)
Income taxes	5,322	2,795	7,284
Accounts payable	63,344	5,396	42,496
Accrued liabilities	71,057	37,926	37,644
Deferred rent	44,402	27,662	32,497
Other assets and liabilities	6,001	558	1,606

Net cash provided by operating activities	634,685	375,874	396,592
Investing activities
Purchases of short-term investments	(90,000)	(130,000)	(200,209)
Proceeds from short-term investments	190,000	150,209	50,000
Purchases of property and equipment	(373,747)	(299,167)	(249,067)

Net cash used in investing activities	(273,747)	(278,958)	(399,276)
Financing activities
Repurchase of common shares	(344,275)	(167,396)	(39,923)
Stock options exercised	16,293	19,646	10,639
Excess tax benefits from stock-based compensation	9,053	9,497	3,229
Purchase of treasury shares	(2,839)	(1,972)	(1,588)

Net cash used in financing activities	(321,768)	(140,225)	(27,643)

Net increase (decrease) in cash and cash equivalents	39,170	(43,309)	(30,327)
Cash and cash equivalents at beginning of year	345,840	389,149	419,476

Cash and cash equivalents at end of year	$385,010	$345,840	$389,149

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$212,514	$179,248	$137,180
Noncash investing activities:
Change in property and equipment included in accrued liabilities	$2,446	$13	$8,588

See accompanying notes to financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury - Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance — February 1, 2014	64,793	$647	(562)	$(8,125)	$548,194	$462,378	$1,003,094
Stock options exercised and other awards	290	3	—	—	10,636	—	10,639
Purchase of treasury shares	—	—	(16)	(1,588)	—	—	(1,588)
Net income	—	—	—	—	—	257,135	257,135
Excess tax benefits from stock-based compensation	—	—	—	—	3,229	—	3,229
Stock compensation charge	—	—	—	—	14,923	—	14,923
Repurchase of common shares	(321)	(3)	—	—	—	(39,920)	(39,923)

Balance — January 31, 2015	64,762	$647	(578)	$(9,713)	$576,982	$679,593	$1,247,509

Stock options exercised and other awards	403	4	—	—	19,642	—	19,646
Purchase of treasury shares	—	—	(13)	(1,972)	—	—	(1,972)
Net income	—	—	—	—	—	320,008	320,008
Excess tax benefits from stock-based compensation	—	—	—	—	9,497	—	9,497
Stock compensation charge	—	—	—	—	15,594	—	15,594
Repurchase of common shares	(1,034)	(10)	—	—	—	(167,386)	(167,396)

Balance — January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886

Stock options exercised and other awards	241	2	—	—	16,291	—	16,293
Purchase of treasury shares	—	—	(13)	(2,839)	—	—	(2,839)
Net income	—	—	—	—	—	409,760	409,760
Excess tax benefits from stock-based compensation	—	—	—	—	9,053	—	9,053
Stock compensation charge	—	—	—	—	19,340	—	19,340
Repurchase of common shares	(1,639)	(16)	—	—	(8,069)	(336,190)	(344,275)

Balance — January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218

See accompanying notes to financial statements.

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.    Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “Ulta Beauty” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 28, 2017, the Company operated 974 stores in 48 states and the District of Columbia. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. The Company has combined its three operating segments, retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products and distribution methods.

The Company offers a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) salon services; and (5) other, which includes nail products and accessories. The following table sets forth the approximate percentage of net sales attributed to each category for the periods indicated:

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cosmetics	51%	46%	42%
Skincare, Bath & Fragrance	20%	23%	24%
Haircare Products & Styling Tools	20%	22%	24%
Salon Services	5%	5%	5%
Other	4%	4%	5%

	100%	100%	100%

2.    Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2017 (fiscal 2016), January 30, 2016 (fiscal 2015) and January 31, 2015 (fiscal 2014) were 52 week years.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

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

Receivables

Receivables consist principally of amounts receivable from vendors and landlord construction allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company’s vendors are producers of consumer products and landlords. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The receivable for vendor allowances was $59,553 and $46,932 as of January 28, 2017 and January 30, 2016, respectively, and the receivable for landlord allowances was $23,186 and $10,250 as of January 28, 2017 and January 30, 2016, respectively. The allowance for doubtful receivables totaled $2,079 and $1,112 as of January 28, 2017 and January 30, 2016, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of January 28, 2017 and January 30, 2016.

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

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. The Company recognized $3,124 of fixed asset impairment charges related to store closures in Chicago, Illinois and Denham Springs, Louisiana in fiscal 2016, which is included in selling, general and administrative (SG&A) expenses in the statements of income. No significant impairment charges were recognized in fiscal 2015 or 2014.

Customer loyalty program

In early fiscal 2014, we completed the conversion of all our loyalty members to Ultamate Rewards, a points-based program. Ultamate Rewards enables customers to earn points based on their purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. Prior to this conversion, we ran both Ultamate Rewards and our prior program, The Club at Ulta. The Club at Ulta was a certificate program offering customers reward certificates for free beauty products based on the level of purchases. The Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase based on historical experience. The accrued liability related to these loyalty programs at January 28, 2017 and January 30, 2016 was $30,244 and $20,026 respectively. The cost of these programs, which was $77,145, $54,464 and $42,096 in fiscal 2016, 2015 and 2014, respectively, is included in cost of sales in the statements of income.

Credit Cards

During 2016, the Company entered into certain agreements (the Agreements) with third parties to provide our guests with private label and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any of our store locations and online and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs.

The Company receives payments and reimbursements of expenses in accordance with the Agreements and based on usage of the Credit Cards. We recognize income for such cash receipts when the amounts are fixed or determinable and collectability is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. A majority of the funds received are recorded as a reduction of SG&A expenses, and the remaining portion is recognized as a reduction to cost of sales in our statements of income.

Our loyalty members earn points through purchases at Ulta Beauty and anywhere the co-branded card is accepted. Consistent with the current accounting for the customer loyalty program, the Company accrues the cost of anticipated redemptions related to these programs at the time of the initial purchase and costs are included in cost of sales in the statements of income. Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are included in SG&A in the statements of income.

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

Revenue recognition

Net sales include merchandise sales, salon service revenue and e-commerce revenue. Revenue from merchandise sales at stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon revenue is recognized when services are rendered. Salon service revenue amounted to $241,105, $209,249 and $175,533 for fiscal 2016, 2015 and 2014, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. E-commerce sales are recorded based on delivery of merchandise to the customer. E-commerce revenue amounted to $345,342, $221,077 and $149,857 for fiscal 2016, 2015 and 2014, respectively.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage was $5,335 and $3,728 at January 28, 2017 and January 30, 2016, respectively, and is recorded as a decrease in SG&A expense in the statements of income. Deferred gift card revenue was $46,268 and $31,830 at January 28, 2017 and January 30, 2016, respectively, and is included in accrued liabilities – accrued customer liabilities (see Note 5, “Accrued liabilities”).

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

Advertising

Advertising expense consists principally of paper, print and distribution costs related to the Company’s advertising circulars, as well as television, radio and digital advertising. The Company expenses the production and distribution costs related to its advertising circulars in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $212,714, $187,158 and $157,847 for fiscal 2016, 2015 and 2014, respectively. Advertising expense as a percentage of sales was 4.4%, 4.8% and 4.9% for fiscal 2016, 2015 and 2014, respectively. Prepaid advertising costs included in prepaid expenses and other current assets were $9,901 and $6,413 as of January 28, 2017 and January 30, 2016, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled or relocated store are charged against earnings as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold (retail and e-commerce), including a majority of vendor allowances, which are treated as a reduction of merchandise costs; warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;

shipping and handling costs; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; customer loyalty program expense; and shrink and inventory valuation reserves.

Selling, general and administrative expenses

Selling, general and administrative expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; credit card program incentives; occupancy costs related to our corporate office facilities; public company expense including Sarbanes-Oxley Act of 2002 compliance expenses; stock-based compensation expense; depreciation and amortization for all assets except those related to our retail and warehouse operations, which are included in cost of sales; and legal, finance, information systems and other corporate overhead costs.

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line method over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $19,340, $15,594 and $14,923 for fiscal 2016, 2015 and 2014, respectively (see Note 10, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles and stop loss coverage. Current stop loss coverage per claim is $350 for employee health claims, $100 for general liability claims and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results.

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

Recent accounting pronouncements not yet adopted

Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that we will recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) which further clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. These standards allow for either full retrospective or modified retrospective adoption.

The Company will adopt the new guidance in fiscal 2018, and anticipates using the modified retrospective method. The Company has formed a project team to review our current accounting policies and practices, assess the effect of the standard on our revenue transactions and identify potential differences. While we will continue to evaluate possible impacts on our consolidated financial statements, ASU 2014-09 is expected to impact the recognition timing or classification of revenues and expenses for our sales refund reserve, gift card breakage and loyalty program accounting, however, the Company does not expect a significant impact to pretax income upon adoption. In addition, we are in the process of evaluating changes to our business processes and controls to support recognition and disclosure under the new standard.

Leases

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

At January 28, 2017, the Company has made a decision to early adopt the new standard in fiscal 2018. The Company has formed a project team to review our current accounting policies and practices and assess the effect of the standard on our consolidated financial statements. The team has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on its financial statements. The adoption of this ASU 2016-02 will have a material impact on the Company’s financial position, however the Company does not believe adoption of this standard will have a material impact on the Company’s results of operations or cash flows.

Liabilities – Extinguishments of Liabilities

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-04 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations and cash flows.

Compensation – Stock Compensation

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

The Company will adopt the new guidance in the first quarter of fiscal 2017. The potential impact that the adoption of ASU 2016-9 will have on the Company’s financial statements during and after the period of adoption are dependent, in part, upon factors that are not fully controllable or predictable by the Company, including future vesting of stock-based awards, market price of the Company’s common stock, timing of employee exercises of vested stock options and achievement of performance criteria that affect the vesting of performance-based awards. However, based on the market price of the Company’s common stock and its outstanding restricted stock units and unexercised stock options as of January 28, 2017, the Company anticipates that the adoption of this pronouncement will result in lower income tax expense in fiscal year 2017 and this anticipated income tax benefit will be reported as a component of cash flows from operating activities. Additionally, the Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which amends ASU Topic 230. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years and early adoption is permitted. Entities are required to apply the guidance retrospectively. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Recently adopted accounting pronouncements

Stock Compensation

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

Goodwill and Other

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

3.    Property and equipment

Property and equipment consists of the following:

	January 28,	January 30,
(In thousands)	2017	2016
Equipment and fixtures	$708,754	$556,499
Leasehold improvements	607,690	515,712
Electronic equipment and software	437,262	353,940
Construction-in-progress	49,411	75,804

	1,803,117	1,501,955
Less: accumulated depreciation and amortization	(798,759)	(654,355)

Property and equipment, net	$1,004,358	$847,600

The Company did not utilize the credit facility during fiscal 2016 and 2015, and therefore had no capitalized interest for the respective fiscal years.

4.    Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $202,942, $181,487 and $159,245 for fiscal 2016, 2015 and 2014, respectively. Future minimum lease payments under operating leases as of January 28, 2017, are as follows:

Operating
Leases
Fiscal year	(In thousands)
2017	$270,684
2018	274,625
2019	259,875
2020	246,209
2021	228,073
2022 and thereafter	726,575

Total minimum lease payments	$2,006,041

Included in the operating lease schedule above is $315,230 of minimum lease payments for stores that are expected to open in future periods.

Contractual obligations – As of January 28, 2017, the Company had obligations of $27,666 related to commitments made to a third party for products and services for a future distribution center for which a lease has been signed. Payments under this commitment were $11,528 for fiscal 2016. In addition, the Company has entered into various non-cancelable advertising and other goods and service contracts. A majority of these agreements expire over one year and the obligations under these agreements were $19,797 as of January 28, 2017.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of our business, including three putative employment class action lawsuits in California, each of which has settled. Two cases have received final court approval and the remaining case has received preliminary court approval. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

5.    Accrued liabilities

Accrued liabilities consist of the following:

	January 28,	January 30,
(In thousands)	2017	2016
Accrued vendor liabilities (including accrued property and equipment costs)	$44,804	$27,894
Accrued customer liabilities	47,441	54,496
Accrued payroll, bonus and employee benefits	84,555	61,068
Accrued taxes, other	24,883	20,486
Other accrued liabilities	59,171	23,407

Accrued liabilities	$260,854	$187,351

6.    Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
(In thousands)	2016	2015	2014
Current:
Federal	$194,199	$163,048	$128,159
State	24,835	18,694	16,909

Total current	219,034	181,742	145,068
Deferred:
Federal	24,480	6,981	8,392
State	2,440	(1,291)	714

Total deferred	26,920	5,690	9,106

Provision for income taxes	$245,954	$187,432	$154,174

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal tax benefit	2.8%	2.2%	2.8%
Other	(0.3%)	(0.3%)	(0.3%)

Effective tax rate	37.5%	36.9%	37.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28,	January 30,
(In thousands)	2017	2016
Deferred tax assets:
Reserves not currently deductible	$33,805	$27,734
Employee benefits	15,206	10,594
Credit carryforwards	398	441
Accrued liabilities	10,539	10,704
Inventory valuation	3,630	257

Total deferred tax assets	63,578	49,730
Deferred tax liabilities:
Property and equipment	73,454	48,898
Deferred rent obligation	62,252	49,548
Prepaid expenses	14,370	10,811

Total deferred tax liabilities	150,076	109,257

Net deferred tax liability	$(86,498)	$(59,527)

At January 28, 2017 and January 30, 2016, the Company had $398 and $441, respectively, of credit carryforwards for state income tax purposes.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $3,305 and $2,262 at January 28, 2017 and January 30, 2016, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

(In thousands)	January 28, 2017	January 30, 2016
Balance at beginning of the period	$2,262	$1,414
Increase due to a current year position	1,048	900
Decrease due to a prior period position	(5)	(52)

Balance at the end of the period	$3,305	$2,262

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2016 and 2015.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for years before 2013 and is no longer subject to examinations by State authorities before 2012.

7.    Notes payable

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

As of January 28, 2017 and January 30, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of January 28, 2017 and January 30, 2016, the Company held financial liabilities of $10,474 and $7,491, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.    Investments

The Company’s short-term investments as of January 28, 2017 and January 30, 2016, consist of $30,000 and $130,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at January 28, 2017.

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

Amended and Restated 2011 Incentive award plan

In June 2016, the Company adopted the Amended and Restated 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock and cash-based awards to employees, consultants, and directors. Following its original adoption in June 2011, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of January 28, 2017, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 3,912 shares of the Company’s common stock.

The Company recorded stock compensation expense of $19,340, $15,594 and $14,923 for fiscal 2016, 2015 and 2014, respectively. Cash received from option exercises under all share-based payment arrangements for fiscal 2016, 2015 and 2014 was $16,293, $19,646 and $10,639, respectively. The total income tax benefit recognized in the income statement for equity compensation arrangements was $6,764, $5,354 and $3,526 for fiscal 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercise and restricted stock vesting of the share-based payment arrangements totaled $15,868, $14,970 and $6,892, respectively, for fiscal 2016, 2015 and 2014.

Employee stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line method over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Volatility rate	35.0%	37.9%	40.7%
Average risk-free interest rate	1.2%	1.6%	1.4%
Average expected life (in years)	3.5	4.9	3.8
Dividend yield	None	None	None

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

The Company granted 110 stock options during fiscal 2016. The compensation cost that has been charged against income for stock option grants was $7,983, $7,899, and $9,078 for fiscal 2016, 2015, and 2014, respectively. The weighted-average grant date fair value of options granted in fiscal 2016, 2015 and 2014 was $53.02, $56.44 and $32.38, respectively. The total fair value of stock options issued that vested during fiscal 2016, 2015 and 2014 was $5,932, $8,236 and $8,799, respectively. At January 28, 2017, there was approximately $19,938 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years. The total intrinsic value of options exercised was $27,468, $36,610 and $15,032 in fiscal 2016, 2015 and 2014, respectively.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Common stock options outstanding
Beginning of year	939	$104.58	1,073	$72.12	1,090	$56.94
Granted	110	193.64	294	160.01	371	99.40
Exercised	(194)	83.88	(356)	55.20	(238)	44.79
Forfeited	(25)	118.97	(72)	91.74	(150)	72.57

End of year	830	$120.78	939	$104.58	1,073	$72.12

Exercisable at end of year	280	$69.69	316	$61.44	440	$43.98

Vested and Expected to vest	786	$119.32	890	$103.36	1,028	$71.28

The following table presents information related to options outstanding and options exercisable at January 28, 2017, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$9.67 - $57.42	112	3	$25.13	112	3	$25.13
$69.96 - $96.81	119	6	82.19	81	6	80.65
$97.89 - $99.66	153	7	98.12	36	7	98.08
$101.35 - $153.87	134	8	136.78	50	8	129.41
$164.06 - $165.27	206	9	164.09	1	9	165.01
$191.76 - $249.64	106	9	193.70	—	—	—

$9.67 - $249.64	830	7	$120.78	280	5	$69.69

The aggregate intrinsic value of outstanding and exercisable options as of January 28, 2017 was $125,061 and $56,533, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on January 28, 2017 was $271.44 per share.

Restricted stock units

The Company issued 55 restricted stock units during fiscal 2016 to certain employees and its Board of Directors. Employee grants will generally cliff vest after three years and director grants will cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed straight-line over the requisite service period. The compensation expense recorded in fiscal 2016, 2015 and 2014 was $7,295, $6,040 and $5,845, respectively. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At January 28, 2017, unrecognized compensation cost related to restricted stock units was $11,920. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of the status of the Company’s restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of units	Weighted- average grant date fair value	Number of units	Weighted- average grant date fair value	Number of units	Weighted- average grant date fair value
Restricted stock units outstanding
Beginning of year	144	$116.42	151	$91.74	162	$87.54
Granted	55	203.40	60	154.77	71	97.73
Vested	(46)	98.06	(47)	102.36	(52)	91.91
Forfeited	(11)	138.25	(20)	96.11	(30)	82.91

End of year	142	$154.71	144	$116.42	151	$91.74

Expected to vest	131	$154.71	132	$116.42	140	$91.74

Performance-based restricted stock units

The Company issued 24 performance-based restricted stock units in fiscal 2016. These awards will cliff vest after three years based upon achievement of pre-established goals at the end of the second year of the term. Consistent with restricted stock units, the grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The compensation expense recorded in fiscal 2016 and 2015 was $4,062 and $1,655, respectively. Forfeitures of performance-based restricted stock awards are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At January 28, 2017, unrecognized compensation cost related to performance-based restricted stock units was $8,610. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2016		Fiscal 2015
	Number of units	Weighted- average grant date fair value	Number of units	Weighted- average grant date fair value
Performance-based restricted stock units outstanding
Beginning of year	20	$151.20	—	$—
Granted	24	191.76	22	151.20
Vested	—	—	—	—
Forfeited	(3)	167.71	(2)	151.20

End of year	41	$173.47	20	$151.20

Expected to vest	38	$173.47	19	$151.20

The number of performance-based units presented is based on achieving the targeted performance goals as defined in the performance-based unit agreements. As of January 28, 2017, the maximum number of units that could vest under the provisions of the agreements was 82.

11.    Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	Fiscal year ended
(In thousands, except per share data)	January 28, 2017	January 30, 2016	January 31, 2015
Numerator for diluted net income per share – net income	$409,760	$320,008	$257,135
Denominator for basic net income per share – weighted-average common shares	62,519	63,949	64,335
Dilutive effect of stock options and non-vested stock	332	326	316

Denominator for diluted net income per share	62,851	64,275	64,651
Net income per common share:
Basic	$6.55	$5.00	$4.00
Diluted	$6.52	$4.98	$3.98

The denominator for diluted net income per common share for fiscal years 2016, 2015 and 2014 exclude 142, 370 and 686 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

12.    Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2016, 2015 and 2014, the Company match was 100% of the first 3.0% of eligible compensation. As of January 28, 2017 and January 30, 2016, the liability for the Company match was $6,317 and $5,031, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2016, 2015 and 2014, the Company match was 100% of the first 3.0% of salary. For fiscal year 2016 and 2015, the liability for the Company match was $753 and $554, respectively. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities was $10,474 and $7,491 as of January 28, 2017 and January 30, 2016, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $11,283 and $8,145 as of January 28, 2017 and January 30, 2016, respectively. Total expense recorded under this plan is included in selling, general and administrative expenses and was insignificant during fiscal 2016 and 2015.

13.    Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2016 and fiscal 2015. The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31.

	2016
	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$1,073,716	$1,069,215	$1,131,232	$1,580,574
Cost of sales	683,286	684,377	704,179	1,035,666

Gross profit	390,430	384,838	427,053	544,908
Selling, general and administrative expenses	240,724	236,380	280,464	316,266
Pre-opening expenses	2,542	4,689	6,928	4,412

Operating income	147,164	143,769	139,661	224,230
Interest income, net	(315)	(248)	(211)	(116)

Income before income taxes	147,479	144,017	139,872	224,346
Income tax expense	55,503	54,013	52,310	84,128

Net income	$91,976	$90,004	$87,562	$140,218

Net income per common share:
Basic	$1.46	$1.44	$1.40	$2.25
Diluted	$1.45	$1.43	$1.40	$2.24

	2015
	First	Second	Third	Fourth
(In thousands, except per share data)
Net sales	$868,122	$876,999	$910,700	$1,268,295
Cost of sales	564,938	570,524	575,062	829,259

Gross profit	303,184	306,475	335,638	439,036
Selling, general and administrative expenses	192,485	183,937	218,763	268,169
Pre-opening expenses	3,117	4,078	6,106	1,381

Operating income	107,582	118,460	110,769	169,486
Interest income, net	(311)	(276)	(283)	(273)

Income before income taxes	107,893	118,736	111,052	169,759
Income tax expense	40,947	44,567	39,982	61,936

Net income	$66,946	$74,169	$71,070	$107,823

Net income per common share:
Basic	$1.04	$1.16	$1.11	$1.69
Diluted	$1.04	$1.15	$1.11	$1.69

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

During fiscal 2014, we purchased 321 shares of common stock for $39,923 at an average price of $124.31. During fiscal 2015, we purchased 1,034 shares of common stock for $167,396 at an average price of $161.81. During fiscal 2016, excluding the shares repurchased under the ASR, we purchased 634 shares of common stock for $144,275 at an average price of $227.49.

15.    Subsequent event

On March 9, 2017, the Company announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 15.	Exhibits and Financial Statement Schedules

(b)	Financial Statement Schedule

Ulta Beauty, Inc.

Schedule II — Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period		Charged to costs and expenses	Deductions		Balance at end of period
Fiscal 2016
Allowance for doubtful accounts	$1,112		$1,709	$(742	)(a)	$2,079
Shrink reserve	15,259		35,505	(31,699)		19,065
Inventory – lower of cost or market reserve	5,003		10,691	(7,120)		8,574
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,926	)(b)	9,578	(7,751)		(99)
Employee Health Care Accrued Liability	4,187		67,715	(64,705)		7,197
Fiscal 2015
Allowance for doubtful accounts	$1,346		$2,063	$(2,297	)(a)	$1,112
Shrink reserve	11,598		29,894	(26,233)		15,259
Inventory – lower of cost or market reserve	5,253		3,323	(3,573)		5,003
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,789	)(b)	5,935	(6,072)		(1,926)
Employee Health Care Accrued Liability	2,435		55,423	(53,671)		4,187
Fiscal 2014
Allowance for doubtful accounts	$915		$874	$(443	)(a)	$1,346
Shrink reserve	9,358		22,374	(20,134)		11,598
Inventory – lower of cost or market reserve	4,861		4,368	(3,976)		5,253
Insurance:
Workers Comp / General Liability Prepaid Asset	(1,817	)(b)	6,899	(6,871)		(1,789)
Employee Health Care Accrued Liability	2,606		41,335	(41,506)		2,435

(a)	Represents write-off of uncollectible accounts

(b)	Represents prepaid insurance

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 28, 2017.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten

Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon Mary N. Dillon	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2017

/s/ Scott M. Settersten Scott M. Settersten	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 28, 2017

/s/ Michelle L. Collins Michelle L. Collins	Director	March 28, 2017

/s/ Robert F. DiRomualdo Robert F. DiRomualdo	Director	March 28, 2017

/s/ Dennis K. Eck Dennis K. Eck	Director	March 28, 2017

/s/ Catherine Halligan Catherine Halligan	Director	March 28, 2017

/s/ Charles Heilbronn Charles Heilbronn	Director	March 28, 2017

/s/ Michael R. MacDonald Michael R. MacDonald	Director	March 28, 2017

/s/ George Mrkonic George Mrkonic	Director	March 28, 2017

/s/ Lorna E. Nagler Lorna E. Nagler	Director	March 28, 2017

/s/ Charles J. Philippin Charles J. Philippin	Chairman of the Board of Directors	March 28, 2017

/s/ Vanessa A. Wittman Vanessa A. Wittman	Director	March 28, 2017

Ulta Beauty, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2017

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

2	Agreement and Plan of Merger, dated as of January 27, 2017, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Ulta Beauty, Inc. and Ulta Merger Sub, Inc.		8-K	2	001-33764	1/30/2017

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8-K	3.2	001-33764	1/30/2017

3.3	Bylaws of Ulta Beauty, Inc.		8-K	3.3	001-33764	1/30/2017

4.1	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

4.2	Amendment to Stockholder Rights Agreement, dated as of January 29, 2017		8-K	4	001-33764	1/30/2017

10.01	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017

10.02	Amended and Restated Loan and Security Agreement, dated October 19, 2011 (as further amended through November 22, 2016), by and among Ulta Salon, Cosmetics & Fragrance, Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.2	001-33764	1/30/2017

10.03	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007

10.04	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007

10.05	Ulta Beauty, Inc. 2002 Equity Incentive Plan*		S-1	10.9	333-144405	8/17/2007

10.06	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007

10.07	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016

			Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

10.08	Form of Restricted Stock Unit Award Agreement — Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015

10.09	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009

10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8-K	10.1	001-33764	6/24/2013

10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10-Q	10.1	001-33764	6/10/2014

10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015

10.13	Form of Option Agreement under the 2011 Incentive Award Plan*	X

10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*	X

10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*	X

10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*	X

21	List of Subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

99	Proxy Statement for the 2017 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after January 28, 2017; except to the extent specifically incorporated by reference, the Proxy Statement for the 2017 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

*	A management contract or compensatory plan or arrangement.