Form 10-Q
period 2017-04-29
Ulta Beauty, Inc.
filed 2017-06-01
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 26, 2017 was 62,032,502 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.	Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

(In thousands)	April 29, 2017	January 28, 2017	April 30, 2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$321,725	$385,010	$239,254
Short-term investments	150,000	30,000	130,000
Receivables, net	62,936	88,631	54,112
Merchandise inventories, net	1,048,431	943,975	843,490
Prepaid expenses and other current assets	89,880	88,621	71,561

Total current assets	1,672,972	1,536,237	1,338,417
Property and equipment, net	1,020,853	1,004,358	870,835
Deferred compensation plan assets	13,776	11,283	9,698

Total assets	$2,707,601	$2,551,878	$2,218,950

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$319,352	$259,518	$266,278
Accrued liabilities	210,379	260,854	179,300
Accrued income taxes	54,521	8,971	50,156

Total current liabilities	584,252	529,343	495,734
Deferred rent	372,478	366,191	330,121
Deferred income taxes	86,766	86,498	59,977
Other long-term liabilities	22,448	19,628	13,430

Total liabilities	1,065,944	1,001,660	899,262

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	April 29, 2017	January 28, 2017	April 30, 2016
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $0.01 par value, 400,000 shares authorized; 62,688, 62,733 and 63,226 shares issued; 62,075, 62,129 and 62,625 shares outstanding; at April 29, 2017 (unaudited), January 28, 2017 and April 30, 2016 (unaudited), respectively	$627	$627	$632
Treasury stock-common, at cost	(17,033)	(14,524)	(13,627)
Additional paid-in capital	675,650	658,330	595,148
Retained earnings	982,413	905,785	737,535

Total stockholders’ equity	1,641,657	1,550,218	1,319,688

Total liabilities and stockholders’ equity	$2,707,601	$2,551,878	$2,218,950

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
(In thousands, except per share data)	April 29, 2017	April 30, 2016
Net sales	$1,314,879	$1,073,716
Cost of sales	838,871	683,286

Gross profit	476,008	390,430
Selling, general and administrative expenses	283,445	240,724
Pre-opening expenses	4,158	2,542

Operating income	188,405	147,164
Interest income, net	(338)	(315)

Income before income taxes	188,743	147,479
Income tax expense	60,520	55,503

Net income	$128,223	$91,976

Net income per common share:
Basic	$2.06	$1.46
Diluted	$2.05	$1.45
Weighted average common shares outstanding:
Basic	62,101	63,031
Diluted	62,594	63,335

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(In thousands)	April 29, 2017	April 30, 2016
Operating activities
Net income	$128,223	$91,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,476	47,887
Deferred income taxes	268	450
Non-cash stock compensation charges	5,491	4,022
Excess tax benefits from stock-based compensation	—	(3,203)
Loss on disposal of property and equipment	1,637	812
Change in operating assets and liabilities:
Receivables	25,695	10,880
Merchandise inventories	(104,456)	(81,697)
Prepaid expenses and other current assets	(1,259)	987
Income taxes	45,550	40,657
Accounts payable	59,834	70,104
Accrued liabilities	(54,329)	(25,664)
Deferred rent	6,287	8,332
Other assets and liabilities	327	1,388

Net cash provided by operating activities	175,744	166,931
Investing activities
Purchases of short-term investments	(120,000)	—
Purchases of property and equipment	(76,754)	(54,321)

Net cash used in investing activities	(196,754)	(54,321)
Financing activities
Repurchase of common shares	(51,597)	(226,666)
Stock options exercised	11,831	6,209
Excess tax benefits from stock-based compensation	—	3,203
Purchase of treasury shares	(2,509)	(1,942)

Net cash used in financing activities	(42,275)	(219,196)

Net decrease in cash and cash equivalents	(63,285)	(106,586)
Cash and cash equivalents at beginning of period	385,010	345,840

Cash and cash equivalents at end of period	$321,725	$239,254

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$14,442	$14,154
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$3,854	$17,613

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218
Stock options exercised and other awards	140	2	—	—	11,829	—	11,831
Purchase of treasury shares	—	—	(9)	(2,509)	—	—	(2,509)
Net income for the 13 weeks ended April 29, 2017	—	—	—	—	—	128,223	128,223
Stock compensation charge	—	—	—	—	5,491	—	5,491
Repurchase of common shares	(185)	(2)	—	—	—	(51,595)	(51,597)

Balance – April 29, 2017	62,688	$627	(613)	$(17,033)	$675,650	$982,413	$1,641,657

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly traded company and now a wholly owned subsidiary of Ulta Beauty, Inc. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta Beauty” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of April 29, 2017, the Company operated 990 stores in 48 states and the District of Columbia, as shown in the table below.

Location	Number of stores
Alabama	17
Alaska	3
Arizona	25
Arkansas	7
California	124
Colorado	20
Connecticut	12
Delaware	3
District of Columbia	1
Florida	66
Georgia	29
Idaho	7
Illinois	47
Indiana	18
Iowa	8
Kansas	9
Kentucky	10
Louisiana	16
Maine	3
Maryland	16
Massachusetts	15
Michigan	43
Minnesota	13
Mississippi	9
Missouri	17

Location	Number of stores
Montana	5
Nebraska	5
Nevada	14
New Hampshire	7
New Jersey	25
New Mexico	6
New York	36
North Carolina	28
North Dakota	3
Ohio	38
Oklahoma	16
Oregon	11
Pennsylvania	37
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	19
Texas	97
Utah	12
Virginia	25
Washington	23
West Virginia	6
Wisconsin	18
Wyoming	2

Total	990

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended April 29, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2018, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2. Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarters in fiscal 2017 and 2016 ended on April 29, 2017 and April 30, 2016, respectively.

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

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Volatility rate	31.0%	35.0%
Average risk-free interest rate	1.6%	1.2%
Average expected life (in years)	3.5	3.5
Dividend yield	None	None

The Company granted 103 and 105 stock options during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. The compensation cost that has been charged against operating income for stock option grants was $2,142 and $1,983 for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. The weighted-average grant date fair value of these options was $70.12 and $52.55, respectively. At April 29, 2017, there was approximately $24,899 of unrecognized compensation expense related to unvested stock options.

The Company issued 35 and 41 restricted stock units during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. The compensation cost that has been charged against operating income for restricted stock units was $2,099 and $1,561 for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. At April 29, 2017, there was approximately $19,299 of unrecognized compensation expense related to restricted stock units.

The Company issued 21 and 24 performance-based restricted stock units during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $1,250 and $478 for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. At April 29, 2017, there was approximately $13,016 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) which further clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. These standards allow for either full retrospective or modified retrospective adoption.

The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on our consolidated financial statements. The Company will adopt the new guidance in fiscal 2018, and anticipates using the modified retrospective method. The Company formed a project team to review our current accounting policies and practices, assess the effect of the standard on our revenue transactions and identify potential differences. ASU 2014-09 is expected to impact the recognition timing or classification of revenues and expenses for our sales refund reserve (by grossing up the balance sheet to record a refund obligation and right of return asset instead of recognizing revenue net of returns), gift card breakage (by including breakage within net sales instead of selling, general and administrative expenses under the proportional model), and loyalty program accounting (by using the deferred revenue method instead of the incremental cost method), however, the Company does not expect a significant impact to pretax income upon adoption. In addition, the Company is in the process of evaluating changes to our business processes and controls to support recognition and disclosure under the new standard.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and recognize an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current GAAP as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early adoption is permitted.

The Company has made a decision to early adopt the new standard in fiscal 2018. The Company has formed a project team to review our current accounting policies and practices and assess the effect of the standard on our consolidated financial statements. The team has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on our consolidated financial statements. The adoption of ASU 2016-02 will have a material impact on the Company’s financial position, however the Company does not believe adoption of this standard will have a material impact on the Company’s consolidated results of operations or cash flows.

Liabilities – Extinguishments of Liabilities

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 should be applied either using a modified retrospective transition method or retrospectively. ASU 2016-04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which amends ASU Topic 230. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years and early adoption is permitted. Entities are required to apply the guidance retrospectively. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently adopted accounting pronouncements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital pools will be eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing, and two practical expedients for non-public entities have been added. ASU 2016-09 was effective for annual and interim reporting periods beginning after December 15, 2016.

The Company adopted the new guidance prospectively in the first quarter of fiscal 2017. The adoption resulted in a $7,734 decrease in the first quarter 2017 provision for income taxes due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The extent of excess tax benefits or deficiencies is subject to variation in the Company’s stock price and timing/extent of restricted stock units vesting and employee stock option exercises. Additionally, our consolidated statements of cash flows now present such tax benefits or deficiencies as an operating activity on a prospective basis. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. The Company did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

3. Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $56,784 and $49,159 for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.

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

As of April 29, 2017, January 28, 2017 and April 30, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of April 29, 2017, January 28, 2017 and April 30, 2016, the Company held financial liabilities of $13,259, $10,474 and $10,191, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6. Investments

The Company’s short-term investments as of April 29, 2017, January 28, 2017 and April 30, 2016 consist of $150,000, $30,000 and $130,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at April 29, 2017.

7. Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
(In thousands, except per share data)	April 29, 2017	April 30, 2016
Numerator for diluted net income per share – net income	$128,223	$91,976
Denominator for basic net income per share – weighted-average common shares	62,101	63,031
Dilutive effect of stock options and non-vested stock	493	304

Denominator for diluted net income per share	62,594	63,335
Net income per common share:
Basic	$2.06	$1.46
Diluted	$2.05	$1.45

The denominator for diluted net income per common share for the 13 weeks ended April 29, 2017 and April 30, 2016 excludes 163 and 386 employee stock options, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

On March 10, 2016, the Company announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172,386 from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

On March 9, 2017, the Company announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amount of $79,863 from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended April 29, 2017, the Company purchased 185 shares of common stock for $51,597. During the 13 weeks ended April 30, 2016, excluding the shares repurchased under the ASR, the Company purchased 158 shares of common stock for $26,667.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

•	the impact of weakness in the economy;
•	changes in the overall level of consumer spending;
•	the possibility that we may be unable to compete effectively in our highly competitive markets;
•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
•	weather conditions that could negatively impact sales;
•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
•	our ability to attract and retain key executive personnel;
•	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
•	the possibility that our continued opening of new stores could strain our resources and have a material adverse effect on our business and financial performance;
•	the possibility of material disruptions to our information systems;
•	changes in the wholesale cost of our products;
•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
•	customer acceptance of our rewards program and technological and marketing initiatives;
•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
•	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2017, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References in the following discussion to “we,” “us,” “our,” “Ulta Beauty,” the “ Company,” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty. All in One PlaceTM, a compelling value proposition, and a convenient and welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

On January 29, 2017, we implemented a holding company reorganization (the Reorganization) pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty, Inc.

We are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value and convenience with a distinctive specialty retail environment and experience. Key aspects of our business include: our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products and salon styling tools, as well as a full-service salon in every store featuring hair, skin and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income and cash flows is dependent on our ability to execute our strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health and brows, 5) grow stores and e-commerce to reach and serve more guests, 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies and 7) attract and retain talent that drives a winning culture. We believe that the expanding U.S. beauty products and salon services industry, and the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long-term, our growth strategy is to increase total net sales through increases in our comparable sales, by opening new stores and by increasing sales in our e-commerce channel. Operating profit is expected to increase as a result of our ability to leverage our fixed store costs and supply chain investments.

Basis of presentation

We have determined the operating segments on the same basis that we use to internally evaluate performance. We have combined our three operating segments: retail stores, salon services and e-commerce, into one reportable segment because they have a similar class of consumers, economic characteristics, nature of products and distribution methods.

Net sales include store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores and e-commerce sales are recorded based on delivery of merchandise to the guest. Store and e-commerce sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s first quarters in fiscal 2017 and 2016 ended on April 29, 2017 and April 30, 2016, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2017	2016	2017	2016
Net sales	$1,314,879	$1,073,716	100.0%	100.0%
Cost of sales	838,871	683,286	63.8%	63.6%

Gross profit	476,008	390,430	36.2%	36.4%
Selling, general and administrative expenses	283,445	240,724	21.6%	22.4%
Pre-opening expenses	4,158	2,542	0.3%	0.2%

Operating income	188,405	147,164	14.3%	13.7%
Interest income, net	(338)	(315)	0.0%	0.0%

Income before income taxes	188,743	147,479	14.3%	13.7%
Income tax expense	60,520	55,503	4.6%	5.2%

Net income	$128,223	$91,976	9.8%	8.6%

Other operating data:
Number of stores end of period	990	886
Comparable sales increase:
Retail and salon comparable sales	10.9%	13.9%
E-commerce comparable sales	70.9%	38.8%

Total comparable sales increase	14.3%	15.2%

Comparison of 13 weeks ended April 29, 2017 to 13 weeks ended April 30, 2016

Net sales

Net sales increased $241.2 million, or 22.5%, to $1,314.9 million for the 13 weeks ended April 29, 2017, compared to $1,073.7 million for the 13 weeks ended April 30, 2016. Salon service sales increased $9.8 million or 16.7%, to $68.7 million compared to $58.9 million in the first quarter of 2016. E-commerce sales increased $43.3 million or 70.9%, to $104.3 million compared to $61.0 million in the first quarter of 2016. The net sales increases are due to comparable stores driving an increase of $151.9 million and non-comparable store increases of $89.3 million compared to the first quarter of 2016.

The 14.3% comparable sales increase consisted of a 10.9% increase at the Company’s retail and salon stores and a 70.9% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 340 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended April 29, 2017 compared to 130 basis points for the 13 weeks ended April 30, 2016. The total comparable store sales increase included an 8.7% increase in transactions and a 5.6% increase in average ticket. We attribute the increase in comparable store sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $85.6 million or 21.9%, to $476.0 million for the 13 weeks ended April 29, 2017, compared to $390.4 million for the 13 weeks ended April 30, 2016. Gross profit as a percentage of net sales decreased 20 basis points to 36.2% for the 13 weeks ended April 29, 2017, compared to 36.4% for the 13 weeks ended April 30, 2016. The decrease in gross profit margin was primarily due to planned supply chain deleverage related to our new distribution centers and core merchandising systems and a higher mix of e-commerce sales, partly offset by leverage in fixed store costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $42.7 million or 17.7%, to $283.4 million for the 13 weeks ended April 29, 2017, compared to $240.7 million for the 13 weeks ended April 30, 2016. SG&A expenses as a percentage of net sales decreased 80 basis points to 21.6% for the 13 weeks ended April 29, 2017, compared to 22.4% for the 13 weeks ended April 30, 2016. The improvement in SG&A was primarily due to leverage in advertising and corporate overhead expenses attributed to higher sales volume.

Pre-opening expenses

Pre-opening expenses increased $1.6 million to $4.2 million for the 13 weeks ended April 29, 2017, compared to $2.5 million for the 13 weeks ended April 30, 2016. During the 13 weeks ended April 29, 2017, we opened 18 new stores, relocated two stores and had one remodel compared to 13 new store openings during the 13 weeks ended April 30, 2016.

Interest income, net

Interest income, net was insignificant for the 13 weeks ended April 29, 2017 and April 30, 2016. Interest income results from short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first quarter of fiscal 2017 or 2016.

Income tax expense

Income tax expense of $60.5 million for the 13 weeks ended April 29, 2017 represents an effective tax rate of 32.1%, compared to $55.5 million of tax expense representing an effective tax rate of 37.6% for the 13 weeks ended April 30, 2016. The lower tax rate is primarily due to a tax benefit resulting from the Company’s adoption of a new accounting standard for employee share-based payments. See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Net income

Net income increased $36.2 million or 39.4%, to $128.2 million for the 13 weeks ended April 29, 2017, compared to $92.0 million for the 13 weeks ended April 30, 2016. The increase is primarily related to the $85.6 million increase in gross profit, offset by a $42.7 million increase in SG&A expenses and a $5.0 million increase in income tax expense.

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

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash on hand, short-term investments, cash generated from operations and available borrowings under our credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$175,744	$166,931
Net cash used in investing activities	(196,754)	(54,321)
Net cash used in financing activities	(42,275)	(219,196)

Net decrease in cash and cash equivalents	$(63,285)	$(106,586)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $1,048.4 million at April 29, 2017, compared to $843.5 million at April 30, 2016, representing an increase of $204.9 million or 24.3%. Average inventory per store increased 11.2% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $99.0 million due to the addition of 104 net new stores opened since April 30, 2016;
•	approximately $93.0 million due to the scaling up of the Greenwood, Indiana distribution center and the opening of the Dallas, Texas distribution center; and
•	approximately $12.0 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

Deferred rent liabilities were $372.5 million at April 29, 2017, an increase of $42.4 million compared to $330.1 million at April 30, 2016. Deferred rent includes deferred construction allowances, future rental increases, free rent and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 104 net new stores opened since April 30, 2016 and corporate and supply chain expansion.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $76.8 million during the 13 weeks ended April 29, 2017, compared to $54.3 million during the 13 weeks ended April 30, 2016. The increase in capital expenditures year over year is primarily due to our new store program, the expansion of prestige boutiques and related in-store merchandising upgrades during the 13 weeks ended April 29, 2017, compared to the 13 weeks ended April 30, 2016. As of April 29, 2017, we had $150.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2017 and 2016 consist principally of capital stock transactions and our stock repurchase program. Purchase of treasury shares in fiscal 2017 and 2016 represents the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of April 29, 2017, January 28, 2017 and April 30, 2016. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the credit facility from time to time in future periods to support our new store program or seasonal inventory needs.

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

On March 10, 2016, we announced that our Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172.4 million from the 2014 Share Repurchase Program. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

On March 9, 2017, we announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amount of $79.9 million from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended April 29, 2017, we purchased 184,667 shares of common stock for $51.6 million. During the 13 weeks ended April 30, 2016, excluding the shares repurchased under the ASR, we purchased 157,765 shares of common stock for $26.7 million.

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

As of April 29, 2017, January 28, 2017 and April 30, 2016, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Off-balance sheet arrangements

As of April 29, 2017, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended April 29, 2017.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 13 weeks ended April 29, 2017. The interest expense recognized in our statement of income represents unused fees associated with the credit facility. Interest expense is offset by interest income from short-term investments with maturities of twelve months or less from the date of purchase.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of April 29, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 3 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2017, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
January 29, 2017 to February 25, 2017	42,638	$272.28	42,638	$89,410
February 26, 2017 to March 25, 2017	62,759	281.32	54,006	419,400
March 26, 2017 to April 29, 2017	88,023	282.21	88,023	394,559

13 weeks ended April 29, 2017	193,420	279.73	184,667	394,559

(1)	There were 184,667 shares repurchased as part of our publicly announced share repurchase program during the three months ended April 29, 2017 and there were 8,753 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. On March 9, 2017, we announced the 2017 Share Repurchase Program pursuant to which the Company may repurchase up to $425 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $79.9 million from the 2016 Share Repurchase Program. As of April 29, 2017, $394.6 million remained available under the $425 million 2017 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 1, 2017 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary

Ulta Beauty, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended April 29, 2017

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