Form 10-Q
period 2017-07-29
Ulta Beauty, Inc.
filed 2017-08-31
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2017

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 28, 2017 was 61,430,613 shares.

ULTA BEAUTY, INC.

Part I – Financial Information

Item 1.	Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

(In thousands)	July 29, 2017	January 28, 2017	July 30, 2016
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,860	$385,010	$194,084
Short-term investments	180,000	30,000	110,000
Receivables, net	67,593	88,631	55,998
Merchandise inventories, net	1,144,702	943,975	930,205
Prepaid expenses and other current assets	98,215	88,621	82,720
Prepaid income taxes	9,124	–	3,075

Total current assets	1,592,494	1,536,237	1,376,082

Property and equipment, net	1,095,135	1,004,358	919,597
Deferred compensation plan assets	14,588	11,283	10,109

Total assets	$2,702,217	$2,551,878	$2,305,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$313,483	$259,518	$285,238
Accrued liabilities	256,794	260,854	205,918
Accrued income taxes	–	8,971	1,089

Total current liabilities	570,277	529,343	492,245

Deferred rent	387,670	366,191	345,441
Deferred income taxes	85,181	86,498	58,477
Other long-term liabilities	23,739	19,628	17,688

Total liabilities	1,066,867	1,001,660	913,851

Commitments and contingencies (Note 3)

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except per share data)	July 29, 2017	January 28, 2017	July 30, 2016
	(Unaudited)		(Unaudited)
Stockholders’ equity:
Common stock, $0.01 par value, 400,000 shares authorized; 62,263, 62,733 and 63,005 shares issued; 61,645, 62,129 and 62,402 shares outstanding; at July 29, 2017 (unaudited), January 28, 2017 and July 30, 2016 (unaudited), respectively	$623	$627	$630
Treasury stock-common, at cost	(18,551)	(14,524)	(14,102)
Additional paid-in capital	683,156	658,330	635,582
Retained earnings	970,122	905,785	769,827

Total stockholders’ equity	1,635,350	1,550,218	1,391,937

Total liabilities and stockholders’ equity	$2,702,217	$2,551,878	$2,305,788

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,289,854	$1,069,215	$2,604,733	$2,142,931
Cost of sales	820,528	684,377	1,659,399	1,367,663

Gross profit	469,326	384,838	945,334	775,268

Selling, general and administrative expenses	283,427	236,380	566,872	477,104
Pre-opening expenses	6,099	4,689	10,257	7,231

Operating income	179,800	143,769	368,205	290,933
Interest income, net	(555)	(248)	(893)	(563)

Income before income taxes	180,355	144,017	369,098	291,496
Income tax expense	66,162	54,013	126,682	109,516

Net income	$114,193	$90,004	$242,416	$181,980

Net income per common share:
Basic	$1.84	$1.44	$3.91	$2.90
Diluted	$1.83	$1.43	$3.88	$2.89

Weighted average common shares outstanding:
Basic	61,935	62,475	62,018	62,753
Diluted	62,379	62,813	62,483	63,067

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(In thousands)	July 29, 2017	July 30, 2016
Operating activities
Net income	$242,416	$181,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,582	97,552
Deferred income taxes	(1,317)	(1,050)
Non-cash stock compensation charges	11,649	8,862
Excess tax benefits from stock-based compensation	–	(4,685)
Loss on disposal of property and equipment	2,348	3,712
Change in operating assets and liabilities:
Receivables	21,038	8,994
Merchandise inventories	(200,727)	(168,412)
Prepaid expenses and other current assets	(9,594)	(10,172)
Income taxes	(18,095)	(10,003)
Accounts payable	53,965	89,064
Accrued liabilities	(29,557)	(5,099)
Deferred rent	21,479	23,652
Other assets and liabilities	806	5,235

Net cash provided by operating activities	219,993	219,630

Investing activities
Purchases of short-term investments	(240,000)	(60,000)
Proceeds from short-term investments	90,000	80,000
Purchases of property and equipment	(193,210)	(149,595)

Net cash used in investing activities	(343,210)	(129,595)

Financing activities
Repurchase of common shares	(178,085)	(252,450)
Stock options exercised	13,179	8,391
Excess tax benefits from stock-based compensation	–	4,685
Purchase of treasury shares	(4,027)	(2,417)

Net cash used in financing activities	(168,933)	(241,791)

Net decrease in cash and cash equivalents	(292,150)	(151,756)
Cash and cash equivalents at beginning of period	385,010	345,840

Cash and cash equivalents at end of period	$92,860	$194,084

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$145,494	$120,085
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$25,497	$23,666

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury – Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Issued Shares	Amount	Treasury Shares	Amount
Balance – January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218
Stock options exercised and other awards	177	2	–	–	13,177	–	13,179
Purchase of treasury shares	–	–	(14)	(4,027)	–	–	(4,027)
Net income for the 26 weeks ended July 29, 2017	–	–	–	–	–	242,416	242,416
Stock compensation charge	–	–	–	–	11,649	–	11,649
Repurchase of common shares	(647)	(6)	–	–	–	(178,079)	(178,085)

Balance – July 29, 2017	62,263	$623	(618)	$(18,551)	$683,156	$970,122	$1,635,350

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of July 29, 2017, the Company operated 1,010 stores in 48 states and the District of Columbia, as shown in the table below.

Location	Number of stores	Location	Number of stores
Alabama	17	Montana	5
Alaska	3	Nebraska	5
Arizona	25	Nevada	14
Arkansas	7	New Hampshire	7
California	128	New Jersey	26
Colorado	21	New Mexico	6
Connecticut	13	New York	36
Delaware	3	North Carolina	28
District of Columbia	1	North Dakota	3
Florida	68	Ohio	39
Georgia	32	Oklahoma	16
Idaho	7	Oregon	11
Illinois	49	Pennsylvania	37
Indiana	19	Rhode Island	3
Iowa	8	South Carolina	15
Kansas	9	South Dakota	2
Kentucky	10	Tennessee	19
Louisiana	16	Texas	97
Maine	3	Utah	12
Maryland	18	Virginia	25
Massachusetts	15	Washington	24
Michigan	43	West Virginia	6
Minnesota	13	Wisconsin	18
Mississippi	9	Wyoming	2
Missouri	17	Total	1,010

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 29, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2018, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.	Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2017 and 2016 ended on July 29, 2017 and July 30, 2016, respectively.

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

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Volatility rate	31.0%	35.0%
Average risk-free interest rate	1.6%	1.2%
Average expected life (in years)	3.5	3.5
Dividend yield	None	None

The Company granted 103 and 107 stock options during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for stock option grants was $2,235 and $1,999 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for stock option grants was $4,377 and $3,982 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The weighted-average grant date fair value of these options was $70.12 and $52.72 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. At July 29, 2017, there was approximately $22,633 of unrecognized compensation expense related to unvested stock options.

The Company issued 42 and 50 restricted stock units during 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for restricted stock units was $2,354 and $1,884 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for restricted stock units was $4,453 and $3,445 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. At July 29, 2017, there was approximately $17,224 of unrecognized compensation expense related to restricted stock units.

The Company issued 21 and 24 performance-based restricted stock units during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $1,569 and $957 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The compensation cost that has been charged against operating income for performance-based restricted stock units was $2,819 and $1,435 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. At July 29, 2017, there was approximately $11,617 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08), which further clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. These standards allow for either full retrospective or modified retrospective adoption.

The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the consolidated financial statements. The Company will adopt the new guidance in fiscal 2018, and anticipates using the modified retrospective method. The Company’s project team is in the process of finalizing the revised accounting policies based on the assessment of the effect of the standard. ASU 2014-09 will impact the recognition timing or classification of revenues and expenses for the sales refund reserve (by grossing up the balance sheet to record a refund obligation and right of return asset instead of recognizing revenue net of returns), gift card breakage (by including breakage within net sales instead of selling, general and administrative expenses under the proportional model), and loyalty program accounting (by using the deferred revenue method instead of the incremental cost method), however, the Company does not expect a significant impact to pretax income upon adoption. In addition, the Company continues to evaluate changes to business processes and controls to support recognition and disclosure under the new standard.

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

The Company is evaluating whether to early adopt the new standard in fiscal 2018. The Company’s ability to early adopt depends on system readiness, including software procured from third-party providers, and completing an analysis of information necessary to restate prior period consolidated financial statements. The Company formed a project team to review the current accounting policies and practices and assess the effect of the standard on the consolidated financial statements. The team has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on the consolidated financial statements. The adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position, however the Company does not believe adoption of this standard will have a material impact on the Company’s consolidated results of operations or cash flows.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which amends ASU Topic 230. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, and early adoption is permitted. Entities are required to apply the guidance retrospectively. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Compensation – Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently adopted accounting pronouncements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changed how companies account for certain aspects of share-based payments to employees. Companies have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital pools were eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures changed, and two practical expedients for non-public entities were added. ASU 2016-09 was effective for annual and interim reporting periods beginning after December 15, 2016.

The Company adopted the new guidance prospectively in the first quarter of fiscal 2017. The adoption resulted in a decrease in the provision for income taxes of $1,406 and $9,139 for the 13 weeks and 26 weeks ended July 29, 2017, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The extent of excess tax benefits or deficiencies is subject to variation in the Company’s stock price and timing/extent of restricted stock units vesting and employee stock option exercises. Additionally, the consolidated statements of cash flows now present such tax benefits or deficiencies as an operating activity on a prospective basis. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. As allowed under the new guidance, the Company did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

3.	Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $57,812 and $49,685 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. Total rent expense under operating leases was $114,595 and $98,844 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

4.	Notes payable

In 2011, the Company entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Capital Finance LLC as a Lender, J.P. Morgan Securities LLC as a Lender, JP Morgan Chase Bank, N.A. as a Lender and PNC Bank, National Association, as a Lender, which has been amended multiple times since 2011 (as amended, the Loan Agreement). The Loan Agreement currently matures in December 2018, provides maximum revolving loans equal to the lesser of $200,000 or a percentage of eligible owned inventory, contains a $10,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a minimum amount of excess borrowing availability at all times. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the facility. Outstanding borrowings will bear interest at the prime rate or London Interbank Offered Rate plus 1.50%, and the unused line fee is 0.20%.

As of July 29, 2017, January 28, 2017 and July 30, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of July 29, 2017, January 28, 2017 and July 30, 2016, the Company held financial liabilities of $14,303, $10,474 and $10,206, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.	Investments

The Company’s short-term investments as of July 29, 2017, January 28, 2017 and July 30, 2016 consist of $180,000, $30,000 and $110,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at July 29, 2017.

7.	Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator for diluted net income per share – net income	$114,193	$90,004	$242,416	$181,980

Denominator for basic net income per share – weighted-average common shares	61,935	62,475	62,018	62,753
Dilutive effect of stock options and non-vested stock	444	338	465	314

Denominator for diluted net income per share	62,379	62,813	62,483	63,067

Net income per common share:
Basic	$1.84	$1.44	$3.91	$2.90
Diluted	$1.83	$1.43	$3.88	$2.89

The denominator for diluted net income per common share for the 13 weeks ended July 29, 2017 and July 30, 2016 excludes 112 and 117 employee stock options, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended July 29, 2017 and July 30, 2016 excludes 151 and 388 employee stock options, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

8.	Share repurchase program

On March 10, 2016, the Company announced that the Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172,386 from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

During the 26 weeks ended July 29, 2017, the Company purchased 647 shares of common stock for $178,085. During the 26 weeks ended July 30, 2016, excluding the shares repurchased under the ASR, the Company purchased 265 shares of common stock for $52,450.

9.	Subsequent event

On August 23, 2017, the Company entered into a Second Amended and Restated Loan Agreement (the Loan Amendment) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other Lenders party thereto. The Loan Amendment amended and restated the Loan Agreement. The Loan Amendment extends the maturity of the facility to August 23, 2022, provides maximum revolving loans equal to the lesser of $400,000 or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned accounts and qualified cash), contains a $20,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to the consent by each lender and other conditions. The Loan Amendment contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Amendment falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Amendment. Outstanding borrowings will bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

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

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty. All in One Place.TM, a compelling value proposition and a convenient and welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

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

Our cost of sales may be negatively impacted as we open an increasing number of stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute cost of sales.

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

This presentation of items in selling, general and administrative expenses may not be comparable to the way in which our competitors or other retailers compute selling, general and administrative expenses.

Pre-opening expenses include non-capital expenditures during the period prior to store opening for new, remodeled and relocated stores including rent during the construction period for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

Interest income, net includes both interest income and expense. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense includes interest costs and unused facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s second quarter in fiscal 2017 and 2016 ended on July 29, 2017 and July 30, 2016, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
(Dollars in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,289,854	$1,069,215	$2,604,733	$2,142,931
Cost of sales	820,528	684,377	1,659,399	1,367,663

Gross profit	469,326	384,838	945,334	775,268

Selling, general and administrative expenses	283,427	236,380	566,872	477,104
Pre-opening expenses	6,099	4,689	10,257	7,231

Operating income	179,800	143,769	368,205	290,933
Interest income, net	(555)	(248)	(893)	(563)

Income before income taxes	180,355	144,017	369,098	291,496
Income tax expense	66,162	54,013	126,682	109,516

Net income	$114,193	$90,004	$242,416	$181,980

Other operating data:
Number of stores end of period	1,010	907	1,010	907
Comparable sales increase:
Retail and salon comparable sales	8.3%	12.6%	9.6%	13.3%
E-commerce comparable sales	72.3%	54.9%	71.6%	46.0%

Total comparable sales increase	11.7%	14.4%	13.0%	14.8%

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6%	64.0%	63.7%	63.8%

Gross profit	36.4%	36.0%	36.3%	36.2%

Selling, general and administrative expenses	22.0%	22.1%	21.8%	22.3%
Pre-opening expenses	0.5%	0.4%	0.4%	0.3%

Operating income	14.0%	13.5%	14.2%	13.6%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	14.0%	13.5%	14.2%	13.6%
Income tax expense	5.1%	5.1%	4.9%	5.1%

Net income	8.9%	8.4%	9.3%	8.5%

Comparison of 13 weeks ended July 29, 2017 to 13 weeks ended July 30, 2016

Net sales

Net sales increased $220.6 million or 20.6%, to $1,289.9 million for the 13 weeks ended July 29, 2017, compared to $1,069.2 million for the 13 weeks ended July 30, 2016. Salon service sales increased $9.0 million or 15.3%, to $68.0 million compared to $59.0 million in the second quarter of 2016. E-commerce sales increased $40.4 million or 72.3%, to $96.3 million compared to $55.9 million in the second quarter of 2016. The net sales increase is due to comparable stores driving an increase of $123.9 million and an increase in non-comparable stores of $96.7 million compared to the second quarter of 2016.

The 11.7% comparable sales increase consisted of an 8.3% increase at the Company’s retail and salon stores and a 72.3% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 340 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended July 29, 2017, compared to 180 basis points for the 13 weeks ended July 30, 2016. The total comparable sales increase included a 5.5% increase in transactions and a 6.2% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $84.5 million or 22.0%, to $469.3 million for the 13 weeks ended July 29, 2017, compared to $384.8 million for the 13 weeks ended July 30, 2016. Gross profit as a percentage of net sales increased 40 basis points to 36.4% for the 13 weeks ended July 29, 2017, compared to 36.0% for the 13 weeks ended July 30, 2016. The increase in gross profit margin was primarily due to improvements in merchandise margins and leverage in fixed store costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $47.0 million or 19.9%, to $283.4 million for the 13 weeks ended July 29, 2017, compared to $236.4 million for the 13 weeks ended July 30, 2016. SG&A as a percentage of net sales decreased 10 basis points to 22.0% for the 13 weeks ended July 29, 2017, compared to 22.1% for the 13 weeks ended July 30, 2016. The decrease is due to leverage in corporate overhead and variable store expenses attributed to cost efficiencies and higher sales volume, partially offset by investments in store labor to support growth initiatives.

Pre-opening expenses

Pre-opening expenses increased $1.4 million to $6.1 million for the 13 weeks ended July 29, 2017, compared to $4.7 million for the 13 weeks ended July 30, 2016. During the 13 weeks ended July 29, 2017, we opened 20 new stores, relocated one store and remodeled four stores, compared to 24 new store openings, one store relocation and five remodeled stores during the 13 weeks ended July 30, 2016.

Interest income, net

Interest income, net was $0.6 million for the 13 weeks ended July 29, 2017 compared to $0.2 million for the 13 weeks ended July 30, 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the second quarter of fiscal 2017 or 2016.

Income tax expense

Income tax expense of $66.2 million for the 13 weeks ended July 29, 2017 represents an effective tax rate of 36.7%, compared to $54.0 million of tax expense representing an effective tax rate of 37.5% for the 13 weeks ended July 30, 2016. The lower tax rate is primarily due to a tax benefit resulting from the Company’s adoption of a new accounting standard for employee share-based payments. See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Net income

Net income increased $24.2 million or 26.9%, to $114.2 million for the 13 weeks ended July 29, 2017, compared to $90.0 million for the 13 weeks ended July 30, 2016. The increase is primarily related to the $84.5 million increase in gross profit, partially offset by a $47.0 million increase in SG&A expenses and a $12.1 million increase in income tax expense.

Comparison of 26 weeks ended July 29, 2017 to 26 weeks ended July 30, 2016

Net sales

Net sales increased $461.8 million or 21.6%, to $2,604.7 million for the 26 weeks ended July 29, 2017, compared to $2,142.9 million for the 26 weeks ended July 30, 2016. Salon service sales increased $18.9 million or 16.0%, to $136.8 million compared to $117.9 million in the first 26 weeks of fiscal 2016. E-commerce sales increased $83.7 million or 71.6%, to $200.6 million compared to $116.9 million in the first 26 weeks of fiscal 2016. The net sales increase is due to comparable stores driving an increase of $275.7 million and an increase in non-comparable stores of $186.1 million compared to the first 26 weeks of fiscal 2016.

The 13.0% comparable sales increase consisted of a 9.6% increase at the Company’s retail and salon stores and a 71.6% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 340 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended July 29, 2017 compared to 150 basis points for the 26 weeks ended July 30, 2016. The total comparable sales increase included a 7.1% increase in transactions and a 5.9% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $170.1 million or 21.9%, to $945.3 million for the 26 weeks ended July 29, 2017, compared to $775.3 million for the 26 weeks ended July 30, 2016. Gross profit as a percentage of net sales increased 10 basis points to 36.3% for the 26 weeks ended July 29, 2017, compared to 36.2% for the 26 weeks ended July 30, 2016. The increase in gross profit margin was primarily due to improvements in merchandise margins and leverage in fixed store costs.

Selling, general and administrative expenses

SG&A expenses increased $89.8 million or 18.8%, to $566.9 million for the 26 weeks ended July 29, 2017, compared to $477.1 million for the 26 weeks ended July 30, 2016. As a percentage of net sales, SG&A expenses decreased 50 basis points to 21.8% for the 26 weeks ended July 29, 2017, compared to 22.3% for the 26 weeks ended July 30, 2016. The decrease is due to leverage in corporate overhead and variable store expenses attributed to cost efficiencies and higher sales volume, partially offset by investments in store labor to support growth initiatives.

Pre-opening expenses

Pre-opening expense increased $3.1 million to $10.3 million for the 26 weeks ended July 29, 2017, compared to $7.2 million for the 26 weeks ended July 30, 2016. During the 26 weeks ended July 29, 2017, we opened 38 new stores, relocated three stores and remodeled five stores, compared to 37 new store openings, one relocated store and five remodeled stores during the 26 weeks ended July 30, 2016.

Interest income, net

Interest income, net was $0.9 million for the 26 weeks ended July 29, 2017, compared to $0.6 million for the 26 weeks ended July 30, 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents various fees related to the credit facility. We did not utilize our credit facility during the first 26 weeks of fiscal 2017 or 2016.

Income tax expense

Income tax expense of $126.7 million for the 26 weeks ended July 29, 2017 represents an effective tax rate of 34.3%, compared to $109.5 million of tax expense representing an effective tax rate of 37.6% for the 26 weeks ended July 30, 2016. The lower tax rate is primarily due to a tax benefit resulting from the Company’s adoption of a new accounting standard for employee share-based payments. See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Net income

Net income increased $60.4 million or 33.2%, to $242.4 million for the 26 weeks ended July 29, 2017, compared to $182.0 million for the 26 weeks ended July 30, 2016. The increase is primarily related to the $170.1 million increase in gross profit, partially offset by a $89.8 million increase in SG&A expenses and a $17.2 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
(In thousands)	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$219,993	$219,630
Net cash used in investing activities	(343,210)	(129,595)
Net cash used in financing activities	(168,933)	(241,791)

Net decrease in cash and cash equivalents	$(292,150)	$(151,756)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $1,144.7 million at July 29, 2017, compared to $930.2 million at July 30, 2016, representing an increase of $214.5 million or 23.1%. Average inventory per store increased 10.5% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $106 million due to the addition of 103 net new stores opened since July 30, 2016;

•	approximately $57 million due to the opening of the Dallas, Texas distribution center; and

•	approximately $52 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

Deferred rent liabilities were $387.7 million at July 29, 2017, an increase of $42.3 million compared to $345.4 million at July 30, 2016. Deferred rent includes deferred construction allowances, future rental increases, free rent and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 103 net new stores opened since July 30, 2016 and corporate and supply chain expansion.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $193.2 million during the 26 weeks ended July 29, 2017, compared to $149.6 million during the 26 weeks ended July 30, 2016. The increase in capital expenditures is primarily due to our new store program, the expansion of prestige boutiques and related in-store merchandising upgrades during the 26 weeks ended July 29, 2017, compared to the 26 weeks ended July 30, 2016. As of July 29, 2017, we had $180.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

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

We had no borrowings outstanding under our credit facility as of July 29, 2017, January 28, 2017 and July 30, 2016. The zero outstanding borrowings position is due to a combination of factors including strong sales growth and overall performance of management initiatives, such as expense control. We may require borrowings under the credit facility from time to time in future periods to support our new store program, capital expenditures, or seasonal inventory needs.

Share repurchase program

On March 10, 2016, we announced that our Board of Directors authorized a new share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172.4 million from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

As part of the 2016 Share Repurchase Program, we entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200.0 million of the Company’s common stock. Under the ASR agreement, the Company paid $200.0 million to Goldman, Sachs & Co. and received an initial delivery of 851,653 shares in the first quarter of 2016, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153,418 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

On March 9, 2017, we announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amount of $79.9 million from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 26 weeks ended July 29, 2017, we purchased 647,088 shares of common stock for $178.1 million. During the 26 weeks ended July 30, 2016, excluding the shares repurchased under the ASR, we purchased 265,481 shares of common stock for $52.5 million.

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

See Note 9 to our consolidated financial statements, “Subsequent event,” for information on the new credit agreement entered into on August 23, 2017.

As of July 29, 2017, January 28, 2017 and July 30, 2016, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

Off-balance sheet arrangements

As of July 29, 2017, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended July 29, 2017.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not access our credit facility during the 26 week period ended July 29, 2017. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents unused fees associated with the credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 29, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
April 30, 2017 to May 27, 2017	65,685	$293.51	65,685	$375,280
May 28, 2017 to June 24, 2017	102,037	294.63	102,037	345,217
June 25, 2017 to July 29, 2017	299,998	262.22	294,699	268,070

13 weeks ended July 29, 2017	467,720	273.68	462,421	268,070

(1)	There were 462,421 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended July 29, 2017 and there were 5,299 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. On March 9, 2017, we announced the 2017 Share Repurchase Program pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $79.9 million from the 2016 Share Repurchase Program. As of July 29, 2017, $268.1 million remained available under the $425.0 million 2017 Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 31, 2017 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary

Ulta Beauty, Inc.

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended July 29, 2017

Exhibit Number	Description of document	Filed Herewith	Incorporated by Reference
			Form	Exhibit Number	File Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8-K	3.2	001-33764	1/30/2017

3.3	Bylaws of Ulta Beauty, Inc.		8-K	3.3	001-33764	1/30/2017

4.1	Stockholder Rights Agreement		S-1	4.4	333-144405	8/17/2007

4.2	Amendment to Stockholder Rights Agreement, dated as of January 29, 2017		8-K	4	001-33764	1/30/2017

10	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10	001-33764	8/24/2017

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X