Form 10-Q
period 2017-10-28
Ulta Beauty, Inc.
filed 2017-11-30
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 2017

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 001‑33764

ULTA BEAUTY, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
Delaware (State or other jurisdiction of incorporation or organization)	38‑4022268 (I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)

Registrant’s telephone number, including area code: (630) 410‑4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                     Accelerated filer ☐

Non- accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 27, 2017 was 60,992,388 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	October 28,		January 28,	October 29,
(In thousands, except per share data)	2017		2017	2016
Assets	(Unaudited)			(Unaudited)
Current assets:
Cash and cash equivalents	$46,787		$385,010	$133,108
Short-term investments	60,000		30,000	110,000
Receivables, net	82,934		88,631	65,708
Merchandise inventories, net	1,349,714		943,975	1,137,023
Prepaid expenses and other current assets	101,403		88,621	85,611
Prepaid income taxes	5,450		—	7,015
Total current assets	1,646,288		1,536,237	1,538,465

Property and equipment, net	1,172,682		1,004,358	1,001,938
Deferred compensation plan and other assets	15,903		11,283	10,798
Total assets	$2,834,873		$2,551,878	$2,551,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$447,293		$259,518	$425,071
Accrued liabilities	266,435	R	260,854	229,569
Accrued income taxes	984		8,971	—
Total current liabilities	714,712		529,343	654,640

Deferred rent	400,477		366,191	361,667
Deferred income taxes	78,647		86,498	62,669
Other long-term liabilities	24,986		19,628	20,141
Total liabilities	1,218,822		1,001,660	1,099,117

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 61,693, 62,733 and 62,920 shares issued; 61,074, 62,129 and 62,316 shares outstanding; at October 28, 2017 (unaudited), January 28, 2017 and October 29, 2016 (unaudited), respectively	617		627	629
Treasury stock-common, at cost	(18,732)		(14,524)	(14,427)
Additional paid-in capital	691,075		658,330	653,036
Retained earnings	943,091		905,785	812,846
Total stockholders’ equity	1,616,051		1,550,218	1,452,084
Total liabilities and stockholders’ equity	$2,834,873		$2,551,878	$2,551,201

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share data)	2017	2016	2017	2016
Net sales	$1,342,181	$1,131,232	$3,946,914	$3,274,163
Cost of sales	849,053	704,179	2,508,452	2,071,842
Gross profit	493,128	427,053	1,438,462	1,202,321

Selling, general and administrative expenses	320,729	280,464	887,601	757,568
Pre-opening expenses	9,732	6,928	19,989	14,159
Operating income	162,667	139,661	530,872	430,594
Interest income, net	(316)	(211)	(1,209)	(774)
Income before income taxes	162,983	139,872	532,081	431,368
Income tax expense	58,338	52,310	185,020	161,826
Net income	$104,645	$87,562	$347,061	$269,542

Net income per common share:
Basic	$1.71	$1.40	$5.62	$4.30
Diluted	$1.70	$1.40	$5.58	$4.28

Weighted average common shares outstanding:
Basic	61,299	62,371	61,778	62,625
Diluted	61,630	62,692	62,198	62,932

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2017	2016
Operating activities
Net income	$347,061	$269,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,710	151,014
Deferred income taxes	(7,851)	3,142
Non-cash stock compensation charges	17,898	14,203
Excess tax benefits from stock-based compensation	—	(9,001)
Loss on disposal of property and equipment	5,707	6,822
Change in operating assets and liabilities:
Receivables	5,697	(716)
Merchandise inventories	(405,739)	(375,230)
Prepaid expenses and other current assets	(12,782)	(13,063)
Income taxes	(13,437)	(10,716)
Accounts payable	187,775	228,897
Accrued liabilities	(18,721)	11,247
Deferred rent	34,286	39,878
Other assets and liabilities	1,489	6,999
Net cash provided by operating activities	329,093	323,018

Investing activities
Purchases of short-term investments	(240,000)	(60,000)
Proceeds from short-term investments	210,000	80,000
Purchases of property and equipment	(337,639)	(281,203)
Net cash used in investing activities	(367,639)	(261,203)

Financing activities
Repurchase of common shares	(309,767)	(296,994)
Stock options exercised	14,849	16,188
Purchase of treasury shares	(4,208)	(2,742)
Excess tax benefits from stock-based compensation	—	9,001
Debt issuance costs	(551)	—
Net cash used in financing activities	(299,677)	(274,547)

Net decrease in cash and cash equivalents	(338,223)	(212,732)
Cash and cash equivalents at beginning of period	385,010	345,840
Cash and cash equivalents at end of period	$46,787	$133,108

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$205,863	$168,471
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$24,302	$30,971

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance – January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218
Stock options exercised and other awards	198	2	–	–	14,847	–	14,849
Purchase of treasury shares	–	–	(15)	(4,208)	–	–	(4,208)
Net income	–	–	–	–	–	347,061	347,061
Stock compensation charge	–	–	–	–	17,898	–	17,898
Repurchase of common shares	(1,238)	(12)	–	–	–	(309,755)	(309,767)
Balance – October 28, 2017	61,693	$617	(619)	$(18,732)	$691,075	$943,091	$1,616,051

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly traded company and now a wholly owned subsidiary of Ulta Beauty, Inc. As used in these notes and throughout this Quarterly Report on Form 10‑Q, all references to “we,” “us,” “our,” “Ulta Beauty” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 28, 2017, the Company operated 1,058 stores in 48 states and the District of Columbia, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	17	Montana	6
Alaska	3	Nebraska	5
Arizona	25	Nevada	14
Arkansas	9	New Hampshire	7
California	134	New Jersey	27
Colorado	24	New Mexico	6
Connecticut	13	New York	40
Delaware	3	North Carolina	28
District of Columbia	1	North Dakota	3
Florida	71	Ohio	40
Georgia	33	Oklahoma	18
Idaho	8	Oregon	12
Illinois	52	Pennsylvania	40
Indiana	21	Rhode Island	3
Iowa	9	South Carolina	15
Kansas	11	South Dakota	2
Kentucky	11	Tennessee	20
Louisiana	16	Texas	97
Maine	3	Utah	13
Maryland	18	Virginia	25
Massachusetts	15	Washington	25
Michigan	44	West Virginia	6
Minnesota	15	Wisconsin	20
Mississippi	9	Wyoming	2
Missouri	19	Total	1,058

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These consolidated financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 28, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2018, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended January 28, 2017. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10‑K for the year ended January 28, 2017. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2017 and 2016 ended on October 28, 2017 and October 29, 2016, respectively.

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

	39 Weeks Ended
	October 28,	October 29,
	2017	2016
Volatility rate	30.9%	35.0%
Average risk-free interest rate	1.6%	1.2%
Average expected life (in years)	3.5	3.5
Dividend yield	None	None

The Company granted 106 and 109 stock options during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  The compensation cost that has been charged against operating income for stock option grants was $2,212 and $1,983 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively.  The compensation cost that has been charged against operating income for stock option grants was $6,589 and $5,965 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  The weighted-average grant date fair value of these options was $69.61 and $52.95 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  At October 28, 2017, there was approximately $20,562 of unrecognized compensation expense related to unvested stock options.

The Company issued 45 and 52 restricted stock units during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  The compensation cost that has been charged against operating income for restricted stock units was $2,419 and $1,890 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively.  The compensation cost that has been charged against operating income for restricted stock units was $6,872 and $5,335 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  At October 28, 2017, there was approximately $16,199 of unrecognized compensation expense related to restricted stock units.

The Company issued 21 and 24 performance-based restricted stock units during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  The compensation cost that has been charged against operating income for performance-based restricted stock units was $1,618 and $1,468 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively. The compensation cost that has been charged against operating income for performance-

based restricted stock units was $4,437 and $2,903 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  At October 28, 2017, there was approximately $9,708 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014‑09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015‑14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014‑09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted. In March 2016, the FASB issued ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016‑08), which further clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB issued ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016‑10), which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for ASU 2016‑08 and ASU 2016‑10 are the same as the effective date and transition requirements of ASU 2014‑09. These standards allow for either full retrospective or modified retrospective adoption.

The Company will adopt the new guidance in fiscal 2018 using the modified retrospective method. The Company’s project team has reached conclusions on key accounting policies based on the assessment of the effects of the standard. ASU 2014‑09 will impact the recognition timing or classification of revenues and expenses for the loyalty program (by using the deferred revenue method instead of the incremental cost method), private label credit card and co-branded credit card programs, gift card breakage (by including breakage within net sales instead of selling, general and administrative expenses under the proportional model), and sales refund reserve (by grossing up the balance sheet to record a refund obligation and right of return asset instead of recognizing revenue net of returns).

The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. In addition, the Company does not expect significant changes to its internal control over financial reporting due to the adoption.

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and recognize an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current GAAP as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. ASU 2016‑02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early adoption is permitted.

After further evaluation, the Company will adopt the new standard in fiscal 2019. The Company’s ability to adopt depends on system readiness, including software procured from third-party providers, and completing an analysis of information necessary to quantify the  financial statement impact. The Company formed a project team to review the current accounting policies and practices and assess the effect of the standard on the consolidated financial statements. The team completed a preliminary assessment of the potential impact of adopting ASU 2016‑02 on the consolidated financial statements. The adoption of ASU 2016‑02 will have a material impact on the Company’s consolidated financial position, but the Company is not able to quantify the difference at this time. The Company does not believe adoption of this standard will have a material impact on the Company’s consolidated results of operations or cash flows.

Liabilities – Extinguishments of Liabilities

In March 2016, the FASB issued ASU 2016‑04, Liabilities – Extinguishments of Liabilities (Subtopic 405‑20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016‑04 should be applied either using a modified retrospective transition method or retrospectively. ASU 2016‑04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016‑04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016‑15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016‑15 requires a retrospective transition method applied to each period presented. ASU 2016‑15 is effective for annual periods and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016‑15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which amends ASU Topic 230. ASU 2016‑18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016‑18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, and early adoption is permitted. Entities are required to apply the guidance retrospectively. The adoption of ASU 2016‑18 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Compensation – Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017‑09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017‑09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The adoption of ASU 2017‑09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently adopted accounting pronouncements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changed how companies account for certain aspects of share-based payments to employees. Companies have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital pools were eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures changed, and two practical expedients for non-public entities were added. ASU 2016‑09 was effective for annual and interim reporting periods beginning after December 15, 2016.

The Company adopted the new guidance prospectively in the first quarter of fiscal 2017. The adoption resulted in a decrease in the provision for income taxes of $781 and $9,921 for the 13 weeks and 39 weeks ended October 28, 2017, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The extent of excess tax benefits or deficiencies is subject to variation in the Company’s stock price and timing/extent of restricted stock units vesting and employee stock option exercises. Additionally, the consolidated statements of cash flows now present such tax benefits or deficiencies as an operating activity on a prospective basis. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. As allowed under the new guidance, the Company did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

3.Commitments and contingencies

Leases – The Company leases retail stores, distribution and office facilities and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $60,687 and $51,580 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively. Total rent expense under operating leases was $175,282 and $150,424 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

4.Notes payable

On August 23, 2017, the Company entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400,000 or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings will bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

As of October 28, 2017, January 28, 2017 and October 29, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

5.Fair value measurements

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

As of October 28, 2017,  January 28, 2017 and October 29, 2016, the Company held financial liabilities of $16,143, $10,474 and $10,955, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

6.Investments

The Company’s short-term investments as of October 28, 2017, January 28, 2017 and October 29, 2016 consist of $60,000, $30,000 and $110,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments. The contractual maturity of the Company’s investments was less than twelve months at October 28, 2017.

7.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator for diluted net income per share – net income	$104,645	$87,562	$347,061	$269,542
Denominator for basic net income per share – weighted-average common shares	61,299	62,371	61,778	62,625
Dilutive effect of stock options and non-vested stock	331	321	420	307
Denominator for diluted net income per share	61,630	62,692	62,198	62,932

Net income per common share:
Basic	$1.71	$1.40	$5.62	$4.30
Diluted	$1.70	$1.40	$5.58	$4.28

The denominator for diluted net income per common share for the 13 weeks ended October 28, 2017 and October 29, 2016 excludes 259 and 21 employee stock options, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended October 28, 2017 and October 29, 2016 excludes 172 and 184 employee stock options, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

8.Share repurchase program

On March 10, 2016, the Company announced that the Board of Directors authorized a share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172,386 from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time.

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

During the 39 weeks ended October 28, 2017, the Company purchased 1,238 shares of common stock for $309,767. During the 39 weeks ended October 29, 2016, excluding the shares repurchased under the ASR, the Company purchased 445 shares of common stock for $96,994.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10‑Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

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
•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended January 28, 2017, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10‑Q (including this report).

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

On January 29, 2017, we implemented a holding company reorganization pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty, Inc.

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

Net sales include retail store and e-commerce merchandise sales as well as salon service revenue. We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized based on delivery of merchandise to the guest. Retail store and e-commerce sales are recorded net of estimated returns. Salon service revenue is recognized at the time the service is provided. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

•	the general national, regional and local economic conditions and corresponding impact on customer spending levels;
•	the introduction of new products or brands;
•	the location of new stores in existing store markets;
•	competition;
•	our ability to respond on a timely basis to changes in consumer preferences;
•	the effectiveness of our various marketing activities; and
•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold (retail store and e-commerce), including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
•	warehousing and distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;
•	shipping and handling costs;
•	store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;
•	salon payroll and benefits;
•	customer loyalty program expense; and
•	shrink and inventory valuation reserves.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31 and January 31. The Company’s third quarter in fiscal 2017 and 2016 ended on October 28, 2017 and October 29, 2016, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(Dollars in thousands)	2017	2016	2017	2016
Net sales	$1,342,181	$1,131,232	$3,946,914	$3,274,163
Cost of sales	849,053	704,179	2,508,452	2,071,842
Gross profit	493,128	427,053	1,438,462	1,202,321

Selling, general and administrative expenses	320,729	280,464	887,601	757,568
Pre-opening expenses	9,732	6,928	19,989	14,159
Operating income	162,667	139,661	530,872	430,594
Interest income, net	(316)	(211)	(1,209)	(774)
Income before income taxes	162,983	139,872	532,081	431,368
Income tax expense	58,338	52,310	185,020	161,826
Net income	$104,645	$87,562	$347,061	$269,542

Other operating data:
Number of stores end of period	1,058	949	1,058	949
Comparable sales increase:
Retail and salon comparable sales	6.6%	14.3%	8.6%	13.6%
E-commerce comparable sales	62.9%	59.1%	68.2%	50.8%
Total comparable sales increase	10.3%	16.7%	12.1%	15.4%

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(Percentage of net sales)	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3%	62.2%	63.6%	63.3%
Gross profit	36.7%	37.8%	36.4%	36.7%

Selling, general and administrative expenses	23.9%	24.8%	22.5%	23.1%
Pre-opening expenses	0.7%	0.6%	0.5%	0.4%
Operating income	12.1%	12.4%	13.5%	13.2%
Interest income, net	0.0%	0.0%	0.0%	0.0%
Income before income taxes	12.1%	12.4%	13.5%	13.2%
Income tax expense	4.3%	4.6%	4.7%	4.9%
Net income	7.8%	7.7%	8.8%	8.2%

Comparison of 13 weeks ended October 28, 2017 to 13 weeks ended October 29, 2016

Net sales

Net sales increased $210.9 million or 18.6%, to $1,342.2 million for the 13 weeks ended October 28, 2017, compared to $1,131.2 million for the 13 weeks ended October 29, 2016. Salon service sales increased $6.5 million or 10.8%, to $66.9 million compared to $60.4 million in the third quarter of 2016. E-commerce sales increased $46.3 million or 62.9%, to $119.8 million compared to $73.6 million in the third quarter of 2016. The net sales increase is due to comparable stores driving an increase of $115.2 million and an increase in non-comparable stores of $95.7 million compared to the third quarter of 2016. We estimate that Hurricanes Harvey and Irma resulted in approximately $14 million in lost sales during the 13 weeks ended October 28, 2017.

The 10.3% comparable sales increase consisted of a 6.6% increase in retail stores and salon services and a 62.9% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 370 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 28, 2017, compared to 240 basis points for the 13 weeks ended October 29, 2016. The total comparable sales increase included a 6.0% increase in transactions and a 4.3% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies. We estimate that Hurricanes Harvey and Irma resulted in approximately 100 basis points of negative impact to comparable store sales for the 13 weeks ended October 28, 2017.

Gross profit

Gross profit increased $66.1 million or 15.5%, to $493.1 million for the 13 weeks ended October 28, 2017, compared to $427.1 million for the 13 weeks ended October 29, 2016. Gross profit as a percentage of net sales decreased 110 basis points to 36.7% for the 13 weeks ended October 28, 2017, compared to 37.8% for the 13 weeks ended October 29, 2016. The decrease in gross profit margin was primarily due to deleverage in merchandise margins.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $40.3 million or 14.4%, to $320.7 million for the 13 weeks ended October 28, 2017, compared to $280.5 million for the 13 weeks ended October 29, 2016. SG&A as a percentage of net sales decreased 90 basis points to 23.9% for the 13 weeks ended October 28, 2017, compared to 24.8% for the 13 weeks ended October 29, 2016. The decrease is due to leverage in corporate overhead and variable store expenses attributed to cost efficiencies and higher sales volume, partially offset by investments in store labor to support growth initiatives and charges related to the hurricanes.

Pre-opening expenses

Pre-opening expenses increased $2.8 million to $9.7 million for the 13 weeks ended October 28, 2017, compared to $6.9 million for the 13 weeks ended October 29, 2016.  During the 13 weeks ended October 28, 2017, we opened 48 new stores, relocated two stores and remodeled five stores, compared to the 13 weeks ended October 29, 2016, when we opened 42 new stores, relocated one store and remodeled six stores.

Interest income, net

Interest income, net was $0.3 million for the 13 weeks ended October 28, 2017 compared to $0.2 million for the 13 weeks ended October 29, 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and various fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of October 28, 2017 and October 29, 2016.

Income tax expense

Income tax expense of $58.3 million for the 13 weeks ended October 28, 2017 represents an effective tax rate of 35.8%, compared to $52.3 million of tax expense representing an effective tax rate of 37.4% for the 13 weeks ended October 29, 2016. The lower tax rate is primarily due to a tax benefit resulting from the Company’s adoption of a new accounting standard for employee share-based payments, and income tax credits. See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Net income

Net income increased $17.1 million or 19.5%, to $104.6 million for the 13 weeks ended October 28, 2017, compared to $87.6 million for the 13 weeks ended October 29, 2016. The increase is primarily related to the $66.1 million increase in gross profit, partially offset by a $40.3 million increase in SG&A expenses and a $6.0 million increase in income tax expense.

Comparison of 39 weeks ended October 28, 2017 to 39 weeks ended October 29, 2016

Net sales

Net sales increased $672.8 million or 20.5%, to $3,946.9 million for the 39 weeks ended October 28, 2017, compared to $3,274.2 million for the 39 weeks ended October 29, 2016. Salon service sales increased $25.4 million or 14.3%, to $203.7 million compared to $178.2 million in the first 39 weeks of fiscal 2016. E-commerce sales increased $129.9 million or 68.2%, to $320.4 million compared to $190.5 million in the first 39 weeks of fiscal 2016. The net sales increase is due to comparable stores driving an increase of $390.9 million and an increase in non-comparable stores of $281.9 million compared to the first 39 weeks of fiscal 2016.

The 12.1% comparable sales increase consisted of an 8.6% increase in retail stores and salon services and a 68.2% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 350 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 28, 2017 compared to 180 basis points for the 39 weeks ended October 29, 2016.  The total comparable sales increase included a 6.9% increase in transactions and a 5.2% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $236.1 million or 19.6%, to $1,438.5 million for the 39 weeks ended October 28, 2017, compared to $1,202.3 million for the 39 weeks ended October 29, 2016. Gross profit as a percentage of net sales decreased 30 basis points to 36.4% for the 39 weeks ended October 28, 2017, compared to 36.7% for the 39 weeks ended October 29, 2016.  The decrease in gross profit margin was primarily due to deleverage in merchandise margins partially offset by leverage in fixed store costs.

Selling, general and administrative expenses

SG&A expenses increased $130.0 million or 17.2%, to $887.6 million for the 39 weeks ended October 28, 2017, compared to $757.6 million for the 39 weeks ended October 29, 2016. As a percentage of net sales, SG&A expenses decreased 60 basis points to 22.5% for the 39 weeks ended October 28, 2017, compared to 23.1% for the 39 weeks ended October 29, 2016.  The decrease is due to leverage in corporate overhead and variable store expenses attributed to cost efficiencies and higher sales volume, partially offset by investments in store labor to support growth initiatives.

Pre-opening expenses

Pre-opening expenses increased $5.8 million to $20.0 million for the 39 weeks ended October 28, 2017, compared to $14.2 million for the 39 weeks ended October 29, 2016. During the 39 weeks ended October 28, 2017, we opened 86 new stores, relocated five stores and remodeled 10 stores, compared to the 39 weeks ended October 29, 2016, when we opened 79 new stores, relocated two stores and remodeled 11 stores.

Interest income, net

Interest income, net was $1.2 million for the 39 weeks ended October 28, 2017, compared to $0.8 million for the 39 weeks ended October 29, 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and various fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of October 28, 2017 and October 29, 2016.

Income tax expense

Income tax expense of $185.0 million for the 39 weeks ended October 28, 2017 represents an effective tax rate of 34.8%, compared to $161.8 million of tax expense representing an effective tax rate of 37.5% for the 39 weeks ended October 29, 2016. The lower tax rate is primarily due to a tax benefit resulting from the Company’s adoption of a new accounting standard for employee share-based payments. See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Net income

Net income increased $77.5 million or 28.8%, to $347.1 million for the 39 weeks ended October 28, 2017, compared to $269.5 million for the 39 weeks ended October 29, 2016. The increase is primarily related to the $236.1 million increase in gross profit, partially offset by a $130.0 million increase in SG&A expenses and a $23.2 million increase in income tax expense.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2017	2016
Net cash provided by operating activities	$329,093	$323,018
Net cash used in investing activities	(367,639)	(261,203)
Net cash used in financing activities	(299,677)	(274,547)
Net decrease in cash and cash equivalents	$(338,223)	$(212,732)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment and the effect of working capital changes.

Merchandise inventories were $1,349.7 million at October 28, 2017, compared to $1,137.0 million at October 29, 2016, representing an increase of $212.7 million or 18.7%. Average inventory per store increased 6.5% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $131 million due to the addition of 109 net new stores opened since October 29, 2016;
•	approximately $33 million due to the opening of the Dallas, Texas distribution center; and
•	approximately $49 million due to increased sales, new brand additions and incremental inventory for in-store prestige brand boutiques.

Deferred rent liabilities were $400.5 million at October 28, 2017, an increase of $38.8 million compared to $361.7 million at October 29, 2016. Deferred rent includes deferred construction allowances, future rental increases, free rent and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 109 net new stores opened since October 29, 2016.

Investing activities

We have historically used cash primarily for new and remodeled stores, supply chain investments, short-term investments and investments in information technology systems. Investment activities for capital expenditures were $337.4 million during the 39 weeks ended October 28, 2017, compared to $281.2 million during the 39 weeks ended October 29, 2016. The increase in capital expenditures is primarily due to our new store program, the expansion of prestige boutiques and related in-store merchandising upgrades during the 39 weeks ended October 28, 2017, compared to the 39 weeks ended October 29, 2016. As of October 28, 2017, we had $60.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

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

We had no borrowings outstanding under our credit facility as of October 28, 2017,  January 28, 2017 and October 29, 2016. The zero outstanding borrowings position is due to a combination of factors including strong sales growth and overall performance of management initiatives, such as expense control. We may require borrowings under the credit facility from time to time in future periods to support our new store program, capital expenditures, or seasonal inventory needs.

Share repurchase program

On March 10, 2016, we announced that our Board of Directors authorized a share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172.4 million from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

During the 39 weeks ended October 28, 2017, we purchased 1,237,949 shares of common stock for $309.8 million. During the 39 weeks ended October 29, 2016, excluding the shares repurchased under the ASR, we purchased 444,523 shares of common stock for $97.0 million.

Credit facility

On August 23, 2017, the Company entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400.0 million or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings will bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

As of October 28, 2017,  January 28, 2017 and October 29, 2016, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

Off-balance sheet arrangements

As of October 28, 2017, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended October 28, 2017.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10‑K for the fiscal year ended January 28, 2017.

Recent accounting pronouncements not yet adopted

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recent accounting pronouncements not yet adopted.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We do not have any outstanding borrowings on our credit facility as of October 28, 2017 and October 29, 2016. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents interest from borrowings and various fees associated with the credit facility.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 28, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 3 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended January 28, 2017, which could materially affect our business, financial condition, financial results or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended January 28, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
July 30, 2017 to August 26, 2017	262,681	$233.81	262,681	$206,654
August 27, 2017 to September 23, 2017	203,876	216.71	203,618	162,531
September 24, 2017 to October 28, 2017	125,120	209.91	124,562	136,390
13 weeks ended October 28, 2017	591,677	222.86	590,861	136,390

(1)

There were 590,861 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 28, 2017 and there were 816 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 10, 2016, we announced the 2016 Share Repurchase Program pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2016 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. On March 9, 2017, we announced the 2017 Share Repurchase Program pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $79.9 million from the 2016 Share Repurchase Program. As of October 28, 2017, $136.4 million remained available under the $425.0 million 2017 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10‑Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8‑K	3.1	001‑33764	1/30/2017
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8‑K	3.2	001‑33764	1/30/2017
3.3	Bylaws of Ulta Beauty, Inc.		8‑K	3.3	001‑33764	1/30/2017
10	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8‑K	10	001‑33764	8/24/2017
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 30, 2017 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary