Form 10-K
period 2018-02-03
Ulta Beauty, Inc.
filed 2018-04-03
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 28, 2017, as reported on the NASDAQ Global Select Market, was approximately $9,854,201,000. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of July 28, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 29, 2018 was 60,611,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10‑K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 3, 2018.

ULTA BEAUTY, INC.

FORWARD-LOOKING STATEMENTS

References in this Annual Report on Form 10‑K to “we,” “us,” “our,” “Ulta Beauty,” the “Company” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10‑K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

•	changes in the overall level of consumer spending and volatility in the economy;
•	the possibility that we may be unable to compete effectively in our highly competitive markets;
•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
•	our ability to attract and retain key executive personnel;
•

the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;

•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
•	the possibility of material disruptions to our information systems;
•	changes in the wholesale cost of our products;
•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
•	natural disasters that could negatively impact sales;
•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10‑K for the year ended February 3, 2018, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10‑Q.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.   Business

Overview

Ulta Beauty is the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. We provide unmatched product breadth, value, and convenience in a distinctive specialty retail environment. Key aspects of our business include:

All Things Beauty. All in One Place.™ Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores and website offer more than 20,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty

Collection. Our bright and open store environment encourages our guests to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. We also offer a full-service salon in every store featuring hair, skin, and brow services.

Our Value Proposition. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and targeted promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events, and gifts with purchase.

Convenience. Our stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of February 3, 2018, we operated 1,074 retail stores across 48 states and the District of Columbia, as well as an e-commerce website.

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty. All in One Place.™, a compelling value proposition, and a convenient and welcoming shopping environment. On January 29, 2017, we implemented a holding company reorganization pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10‑K.

Our strategy

We are committed to executing our strategic imperatives to drive long-term growth and sustainable competitive advantages.

Acquire new guests and deepen loyalty with existing guests. We believe there is an opportunity to use consumer insights and effective marketing tactics to acquire new guests and increase our “share of wallet” of existing guests. We have sharpened our brand positioning, and are increasing awareness of the Ulta Beauty brand by communicating our brand differentiation through broad scale advertising. We continue to leverage our direct mail advertising, catalogs, and newspaper inserts to communicate with our guests, as well as marketing tactics such as digital, television, in-store events, and public relations to drive brand engagement, deepen the guest connection to Ulta Beauty, and strengthen our authority in the beauty category. In addition, we continue to leverage our loyalty program and CRM platform to drive traffic, better understand our guests’ purchasing patterns, and support new store site selection. We have approximately 28 million active Ulta Beauty guests enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent more than 90% of our annual total net sales, and the transaction data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. The customer data captured by our loyalty program, together with our CRM platform, enable customer segmentation and targeted marketing communications tailored to our guests’ unique beauty needs. We believe our loyalty program, combined with our growing CRM capabilities, provide a significant long-term competitive advantage for Ulta Beauty.

Differentiate by delivering a distinctive and personalized guest experience across all channels. The Ulta Beauty guest experience today is differentiated by our broad array of categories, brands and price points, high quality services and friendly, well-trained, non-commissioned associates. Our opportunity is to sharpen that experience, by making it more relevant, differentiated, and personalized in-store and online. Our store associates are the key to delivering a distinctive guest experience that is personal, informative, and fun. To enable an elevated and engaging in-store guest experience, we are focusing on three key areas: process improvements, store and technology enhancements, and labor and staffing solutions. At the same time, we are improving our e-commerce guest experience to ensure it is easy and informative with content that inspires, educates, and enables sharing and social engagement. For example, we have improved our mobile app and mobile site experience, offer a try-on app called “Glamlab” to digitally test products, and expanded our online assortment to include online only brands. Through our loyalty and CRM capabilities, we continue to emphasize targeted communications and personalized promotions that are relevant to our guests.

Offer relevant, innovative, and often exclusive products that excite our guests. We believe our broad selection of merchandise across categories, price points, and brands offers a unique shopping experience for our guests. While the products we sell can be found in department stores, specialty stores, salons, drug stores, mass merchandisers, and pure-play e-commerce companies, we offer approximately 500 brands in one retail format so that our guests can find everything they need in one shopping trip. Our vision is to be the undisputed destination for All Things Beauty. All in One Place.™ To achieve this vision, we continue to evolve our product assortment with a focus on newness and exclusivity. We also continue to upgrade and enhance the Ulta Beauty Collection, our private label, which offers products in key categories such as cosmetics, skincare, and bath. Because of our broad array of categories, brand, and price points, we appeal to a wide range of consumers of all ages, demographics, and lifestyles.

Deliver exceptional services in three core areas: hair, skin health, and brows. Our service offerings play an important role in delivering on our brand promise to be All Things Beauty. All in One Place.™ We plan to establish Ulta Beauty as a leading salon authority by providing high quality and consistent services from our licensed stylists, with a focus on the key pillars of hair, skin health, and brows. We provide haircare services in our full-service salons, using high quality Redken products and offering trend-right hairstyles and color. We also offer skin services in partnership with Dermalogica in all stores and brow services through Benefit Brow Bars in most of our stores. Our strategy is to drive awareness and trial of our salon services with new guests as well as accelerate the frequency of existing guests’ visits. Salon guests shop more frequently and spend three times more than non-salon guests based on loyalty guest data. We believe focusing on guest satisfaction, increasing effectiveness of promotions, and optimizing staffing and scheduling will make our services business an even stronger differentiator in our stores.

Grow stores and e-commerce to reach and serve more guests. Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, a key part of how we plan to double our market share over the next several years. We believe that over the long term, we have the potential to grow our store base to between 1,400 to 1,700 Ulta Beauty stores in the United States. We plan to further penetrate existing suburban markets, expand our presence in small markets, and further develop urban markets. We have a solid track record of executing an aggressive store growth program and a rigorous analytical approach to site selection that has translated into a high performing real estate portfolio. We expect to open approximately 100 new stores per year for the next several years.

In addition to store expansion, we expect to significantly grow our e-commerce sales. Our e-commerce platform has two key roles: generating direct channel sales and profits, while communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand driving traffic to our stores, website, and native applications. Our omni-channel guests are extremely valuable, spending nearly three times as much as retail only guests. We continue to develop and add new website features and functionality, marketing programs, product assortment, new brands, and omni-channel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality, interactive experiences, including virtual try-on capabilities, and social media content. We also continue to improve our order fulfillment capabilities with increased speed of delivery through new distribution centers and efficient processes designed for e-commerce order fulfillment. E-commerce sales represented 9.7% of total net sales in the fiscal year ended February 3, 2018, and we expect it to continue to grow as a percentage of our mix in the future.

Invest in infrastructure to support our guest experience and growth and capture scale efficiencies. We expect to continue to grow enterprise inventory capabilities to better anticipate and respond to our guests’ demand across all channels. This includes optimizing our distribution network, improving inventory turns by moving product faster and more frequently through all channels, and improving inventory visibility, forecast accuracy, and managing product life cycle through investments in people, process, and technology. We also plan to invest in guest-facing labor hours, training, and tools to deliver a differentiated and personalized guest experience. We expect to capture operational efficiencies in new enterprise inventory capabilities to help fund investments in additional store labor and other in-store technologies. We will also pursue opportunities to optimize our marketing spend to maximize effectiveness. Finally, we plan to drive scale and cost efficiencies across the enterprise.

Attract and retain talent that drives a winning culture. Leadership, culture, and engagement of our associates are key drivers of our performance. We have an experienced management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. Our well-trained, non-commissioned store associates are highly engaged and deliver a differentiated guest experience. We continue to expand the depth of our team at all levels and in all functional areas to support our growth.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $142 billion in sales, according to Euromonitor International and IBIS World Inc. The approximately $87 billion beauty products industry includes cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. The approximately $55 billion salon services industry consists of hair, skin, and nail services.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, drug stores, mass merchandisers, and the online capabilities of national retailers, as well as pure-play e-commerce companies. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. The average investment required to open a new Ulta Beauty store is approximately $1.6 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has evolved over time to match the rising expectations of our guests and to keep pace with our merchandising and operating strategies. As of February 3, 2018, we operated 1,074 stores in 48 states and the District of Columbia.

Our fiscal 2017 new store program was comprised of approximately 70% new stores opened in existing shopping centers and 30% in new shopping centers. In fiscal 2017, approximately 80% of new stores were filling in existing markets and 20% of new stores were in new markets.

In addition to opening new stores, we also remodeled, relocated, or refreshed (prestige boutiques and related in-store merchandising upgrades) certain stores, as shown in the following table:

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Total stores beginning of period	974	874	774
Stores opened	102	104	103
Stores closed	(2)	(4)	(3)
Total stores end of period	1,074	974	874

Total square footage	11,300,920	10,271,184	9,225,957
Average square footage per store	10,522	10,545	10,556

Stores remodeled	11	12	4
Stores relocated	7	2	5
Stores refreshed	190	213	163

Salon services

We offer a full range of services in all of our stores, focusing on the three key pillars of hair, skin health, and brow services. Our current Ulta Beauty store format includes an open and modern salon area with approximately eight to ten stations and the majority of our stores offer brow services. The entire salon area is approximately 950 square feet with a concierge desk, skin treatment room or dedicated skin treatment area, and shampoo and hair color processing area. We employ highly skilled licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, make-up applications, skincare regimens, and at-home care recommendations. We also have an internal elite artistic team that consists of 12 stylists and six pro team members.

E-commerce

We offer more than 20,000 beauty products from hundreds of brands. Our e-commerce platform (ulta.com) is also an important resource for our guests to access product and store information, beauty trends, in-depth product reviews, and techniques. We continually enhance the website with a collection of tips, tutorials, videos, user generated content, and social content. We have significantly improved our e-commerce fulfillment capabilities through new distribution centers, processes, and systems.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. A typical Ulta Beauty store carries more than 20,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty's own private label, the Ulta Beauty Collection. We present these products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant to our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

We believe our private label products, the Ulta Beauty Collection, are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build our brand image. We also offer products such as IT Brushes for Ulta Beauty, Tarte Double Duty Beauty cosmetics, and CHI for Ulta Beauty hair care appliances that are exclusive to Ulta Beauty. The Ulta Beauty Collection and Ulta Beauty exclusive products represented approximately 6.5% of our total net sales in fiscal 2017.

Categories

We offer a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) salon services; and (5) other, which includes nail products and accessories. We have gained market share across all categories of our business, with particular strength in cosmetics.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cosmetics	51%	51%	46%
Skincare, Bath & Fragrance	21%	20%	23%
Haircare Products & Styling Tools	19%	20%	22%
Salon Services	5%	5%	5%
Other	4%	4%	4%
	100%	100%	100%

Organization

Our merchandising team consists of a Chief Merchandising and Marketing Officer overseeing two Senior Vice Presidents who in turn oversee a team of category Vice Presidents, Divisional Merchandise Managers, and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure a consistent execution across our store base and e-commerce platform.

Our planogram department assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team on strategic placement of promotional merchandise, along with functional and educational signage and creative product presentation standards in all of our stores. All stores receive a centrally produced promotional merchandising planner to ensure consistent implementation of our marketing programs.

Planning and allocation

Our merchandising team works to ensure consistent execution across our store base and e-commerce platform. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales history from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis. We continue to optimize our merchandising planning and forecasting system, master data, and space and floor planning systems.

Vendor partnerships

We have strong, active relationships with our more than 400 vendor partners. Our top ten vendor partners, such as Estée Lauder Companies, L’Oréal, and Shiseido among others, represented approximately 64% of our total net sales in fiscal 2017 and fiscal 2016. We believe our vendor partners view us as a significant distribution channel for growth and brand enhancement and we work closely with them to market both new and existing brands.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores and website, acquire new guests, improve guest retention, and increase frequency of shopping. We communicate with our guests and prospective guests through multiple vehicles, including direct mail catalogs, newspaper inserts, television, radio, and digital advertising. These vehicles highlight the breadth of our selection of prestige, mass, and salon beauty products, new products and services, and special offers, and are designed to increase brand awareness. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts on behalf of The Breast Cancer Research Foundation, and drives awareness of new products, in-store events, and new store openings.

Our loyalty program, Ultamate Rewards, is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Approximately 28 million active loyalty program members generated more than 90% of Ulta Beauty’s total net sales in fiscal 2017. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell. Our CRM platform enables sophisticated mining of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns. To enhance our loyalty program, we launched co-branded and private label credit cards in fiscal 2016. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. In fiscal 2017, we expanded our gift card program to increase distribution to thousands of supermarkets and other retailers through a partnership with a third party.

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

Staffing and operations

Retail stores

Our current Ulta Beauty store format is staffed with a general manager, a salon manager, two associate managers, a full time prestige manager, and approximately twenty full and part-time associates; including approximately four to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to the Senior Vice Presidents of Store Operations, who in turn reports to our Chief Store Operations Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers, and vendor partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six stylists, and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor partner education classes create a comprehensive educational program for approximately 8,800 Ulta Beauty salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions and we consistently reward high performance. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates, and outside hires to support our new stores.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta Beauty’s mission, vision, and values. We train and educate our new store managers, prestige beauty advisors, and sales associates on our beauty products and services, our policies and procedures, opening and closing routines, guest service expectations, loss prevention practices, and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta Beauty. Our learning management system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills, and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige beauty advisors are trained to work across all prestige lines and within our prestige boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), where guests can receive makeup demonstrations, skin analysis, and assistance in selecting the products and services that suit them best.

Distribution

Our vision is to develop an expanded and optimized end-to-end supply chain that improves operational efficiency, performance, and guest experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store program and rapid e-commerce growth. We currently operate five distribution centers and will open a sixth distribution center in Fresno, California in fiscal 2018.

Inventory is shipped from our suppliers to our distribution centers. We carry more than 20,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers use distribution management and distribution control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, marketing, finance, accounting, and human resources. Our core business systems consist mostly of purchased software programs that integrate together and with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution center infrastructure and provides communications for credit card and continual polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people, and processes. We update the technology supporting our stores, distribution infrastructure, and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate our growth and enable us to enhance our competitive position.

Intellectual property

We have registered trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Beauty and two related designs, Ulta.com and Ulta Salon, Cosmetics & Fragrance (and design). We maintain our marks on a docket system to monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada.

We believe our trademarks, especially those related to the Ulta brand, have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints may exist at the federal, state, or local levels in the United States. Many of the products we sell in our stores, such as cosmetics, dietary supplements, food and over-the-counter (OTC) drugs, medical devices, and styling tools, including our Ulta Beauty branded products, are subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), state regulatory agencies, and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, packaging, and distribution of the products.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic Act (FDC Act)) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific ingredient, labeling, and manufacturing requirements. The labeling and packaging of these products is subject to the requirements of the FDC Act and the Fair Packaging and Labeling Act. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g. blow dryers and curling irons) are regulated by the CPSC, which has strict requirements with respect to reporting possible product defects.

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

Employees

As of February 3, 2018, we employed approximately 13,700 associates on a full-time basis and approximately 21,000 associates on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mother’s Day, Valentine’s Day, and the “Back to School” season.

Available information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at http://ir.ultabeauty.com), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10‑K. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. You may read and copy any filed document at the SEC’s public reference rooms in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1‑800‑SEC‑0330 for further information about the public reference rooms. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.   Risk Factors

The risks described below could materially and adversely affect our business, financial condition, results of operations, or future growth. We could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not presently known to us or that we currently consider to be immaterial. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K before making an investment in our common stock.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally, both in the U.S. and internationally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.

In addition, a general deterioration in economic conditions could adversely affect our commercial partners including our vendor partners as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows. Additionally, volatility and disruption to the capital and credit markets in the recent global recession had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth, which, in turn, led to declines in consumer spending. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability, and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, online capabilities of national retailers, pure-play e-commerce companies, catalog retailers, and direct response television, including television home shopping retailers, and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our guests’ shopping experience, and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing, and other resources and therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition, or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Cybersecurity breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company and/or business partners’ information, damage our reputation, and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third party service providers may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

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

Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

•	general U.S. economic conditions and, in particular, the retail sales environment;
•	changes in our merchandising strategy or mix;
•	performance of our new and remodeled stores;
•	the effectiveness of our inventory management;
•	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;
•	cannibalization of existing store sales by new store openings;
•	levels of pre-opening expenses associated with new stores;
•	timing and effectiveness of our marketing activities;

•	seasonal fluctuations due to weather conditions;
•	actions by our existing or new competitors; and
•	hurricanes, tornadoes, wildfires, earthquakes, mudslides, and other natural disasters.

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

If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends in substantial part on our ability to:

•	recognize and define product and beauty trends;
•	anticipate, gauge, and react to changing consumer demands in a timely manner;
•	translate market trends into appropriate, saleable product, and service offerings in our stores and salons in advance of our competitors;
•	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and
•	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.

If we are unable to anticipate and fulfill the merchandise needs of the consumer, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability, and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate, and manage our associates. We will need to attract, motivate, and retain additional qualified executive, managerial, and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating, and retaining the personnel required to grow and operate our business profitably.

The capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our historical growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate five distribution facilities, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform. In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omni-channel capabilities. In order to support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers will be added in the future. We opened our fourth and fifth distribution centers in 2015 and 2016, respectively, and expect to open our sixth distribution center in 2018. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our newly opened distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 20,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our e-commerce platform may be unsuccessful.

We offer most of our beauty products for sale through our Ulta.com website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website and software, and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce platform successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. Offering products through our internet channel could also cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce platform, the impact of attracting existing rather than new guests, conflicts between product offerings online and through our stores, and opening up our channels to increased competition from pure-play e-commerce companies could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We may not be able to sustain our growth plans and successfully implement our long-range strategic and financial plans, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, we intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plans and successfully open and operate new stores on a profitable basis. There can be no assurance that we will be successful in implementing our growth plans or long-range strategic imperatives, and our failure to do so could have a material adverse effect on our business, financial condition, profitability, and cash flows. We intend to continue to grow our number of stores for the foreseeable future. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain, and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems, and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems or any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are increasingly dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We have also identified the need to expand and upgrade our information systems to support historical and expected future growth. The failure of our information systems to perform as designed or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

Our e-commerce operations are increasingly important to our business. The Ulta.com website serves as an effective extension of Ulta Beauty’s marketing and prospecting strategies (beyond catalogs, newspaper inserts, and national advertising) by exposing potential new customers to the Ulta Beauty brand, product offerings, and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment, or receipt of some of our merchandise, which could result in lost sales and could increase our costs.

We directly source the majority of our Ulta Beauty branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors and these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Diversion of exclusive salon products, or a decision by manufacturers of exclusive salon products to utilize other distribution channels, could negatively impact our revenue from the sale of such products, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

The retail products that we sell in our salons are meant to be sold exclusively by professional salons and authorized professional retail outlets. However, incidents of product diversion occur, which involve the selling of salon exclusive haircare products to unauthorized channels such as drug stores, grocery stores, or mass merchandisers. Diversion could result in adverse publicity that harms the commercial prospects of our products (if diverted products are old, tainted, or damaged), as well as lower product revenues should consumers choose to purchase diverted product from these channels rather than purchasing from one of our salons. Additionally, the various product manufacturers could, in the future, decide to utilize other distribution channels for such products, therefore widening the availability of these products in other retail channels, which could negatively impact the revenue we earn from the sale of such products.

We rely on our good relationships with vendor partners to purchase prestige, mass, and salon beauty products on reasonable terms. If these relationships were to be impaired, or if certain vendor partners were to change their distribution model, or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability, and cash flows.

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

During fiscal 2017 and fiscal 2016, merchandise supplied to Ulta Beauty by our top ten vendor partners accounted for approximately 64% of our net sales. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendor partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on our name, “Ulta Beauty,” “Ulta,” “All Things Beauty. All in One Place.TM” and other marks incorporating our name, copyrights in our website content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing, and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

If our manufacturers are unable to produce products manufactured uniquely for Ulta Beauty, including Ulta Beauty branded products and gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. Our third-party manufacturers of Ulta Beauty products may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions, and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta Beauty products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations, or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We, as well as our vendors, are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

In our U.S. markets, numerous laws and regulations at the federal, state, and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores, or a prohibition on the sale of our Ulta Beauty branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

In addition, the formulation, manufacturing, packaging, labeling, distribution, sale, and storage of our vendors’ products and our Ulta Beauty branded products are subject to extensive regulation by various federal agencies, including FDA, FTC, CPSC, and various state and local agencies, such as State AGs and District Attorneys. If we, our vendors, or the manufacturers of our Ulta Beauty branded products fail to comply with those regulations, we could become subject to significant penalties, claims, or product recalls, which could harm our results of operations or our ability to conduct our business.

In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta Beauty branded products, resulting in significant loss of net sales. Our failure to comply with federal, state, or local requirements when we advertise our products (including prices) or services, or engage in other promotional activities, in digital (including social media), television, or print may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

Our Ulta Beauty branded products and salon services may cause unexpected and undesirable side effects that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Unexpected and undesirable side effects caused by our Ulta Beauty branded products for which we have not provided sufficient label warnings or salon services, which may have been performed negligently, could result in the discontinuance of sales of our products or of certain salon services or prevent us from achieving or maintaining market acceptance of the affected products and services. Such side effects could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. These events could cause negative publicity regarding our Company, brand, or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram, and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability, and cash flows.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings or claims, including possible fines and penalties, could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time, we are subject to litigation and other legal or regulatory proceedings or claims in the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks, and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability, and cash flows. We establish accruals for potential liability arising from litigation and other legal or regulatory proceedings or claims when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of litigation or other legal or regulatory proceedings or claims could materially adversely impact our business, financial condition, profitability, and cash flows.

Specifically, our technologies, promotional products purchased from third-party vendors, and/or Ulta Beauty branded products, or potential products in development may infringe rights under patents, patent applications, trademark, copyright, or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing, or sales of the product that is the subject of the suit.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO) proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to products purchased from third-party vendors or our Ulta Beauty branded products and technology. Some of our competitors may be able to bear the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Natural disasters or other catastrophes could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, could result in physical damage to our properties, the temporary closure of stores and/or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers.  Accordingly, if one or more natural disasters and/or acts of violence or terrorism were to occur, it could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes. Any such increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Increases in the demand for, or the price of, raw materials used to build and remodel our stores could hurt our profitability.

The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions, and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.

We have a $400 million secured revolving credit facility with a term expiring in August 2022. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at either a base rate or the London Interbank Offered Rate (LIBOR) plus 1.25% and the unused line fee is 0.20% per annum. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates, and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

The market price for our common stock may be volatile.

The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;
•	fluctuations in quarterly operating results;
•	our performance during peak retail seasons such as the holiday season;
•	market conditions in our industry and the economy as a whole;
•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock or any failure to meet the estimates made by research analysts;
•	investors’ perceptions of our prospects and the prospects of the beauty products and salon services industries;
•	the performance of our key vendor partners;
•	announcements by us, our vendor partners, or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
•	introductions of new products or new pricing policies by us or by our competitors;
•	stock transactions by our principal stockholders;
•	recruitment or departure of key personnel; and
•	the level and quality of securities research analyst coverage for our common stock.

In addition, public announcements by our competitors, other retailers, and vendors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common stock to decline regardless of our actual operating performance.

Increases in costs of mailing, paper, and printing will affect the cost of our catalog and promotional mailings, which could reduce our profitability.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. In response to any future increases in mailing costs, we may consider reducing the number and size of certain catalog editions. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. The cost of paper fluctuates significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if a sale of the Company would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

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

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our certificate of incorporation and bylaws and of Delaware law could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

There can be no assurance that we will declare dividends in the future.

Any dividend payments will be within the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.

Our previously announced stock repurchase programs, and any subsequent stock purchase program put in place from time to time, could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. We may affect repurchases under any stock repurchase program from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. Repurchases pursuant to any such stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, lease obligations, inventory valuation, vendor allowances, impairment of long-lived tangible assets, customer loyalty program, share-based compensation, tax matters, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could negatively affect our reported or expected financial performance or financial condition.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and we do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to repurchase stock or pay dividends (if declared by our Board of Directors in the future) is dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

All of our retail stores, distribution centers, and corporate offices are leased or subleased.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 3, 2018, we operated 1,074 retail stores in 48 states and the District of Columbia, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	17	Montana	6
Alaska	3	Nebraska	5
Arizona	25	Nevada	14
Arkansas	9	New Hampshire	7
California	135	New Jersey	29
Colorado	24	New Mexico	6
Connecticut	13	New York	41
Delaware	3	North Carolina	28
District of Columbia	1	North Dakota	3
Florida	72	Ohio	40
Georgia	33	Oklahoma	19
Idaho	8	Oregon	12
Illinois	52	Pennsylvania	40
Indiana	22	Rhode Island	3
Iowa	9	South Carolina	15
Kansas	11	South Dakota	2
Kentucky	11	Tennessee	21
Louisiana	16	Texas	100
Maine	3	Utah	13
Maryland	18	Virginia	25
Massachusetts	17	Washington	26
Michigan	45	West Virginia	6
Minnesota	15	Wisconsin	20
Mississippi	9	Wyoming	2
Missouri	20	Total	1,074

Distribution centers

We currently lease and operate five distribution centers located in Romeoville, Illinois; Phoenix, Arizona; Chambersburg, Pennsylvania; Greenwood, Indiana; and Dallas, Texas. Our standard distribution center lease provides for a fixed minimum annual rent and generally has a 10 or 15‑year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration dates of our distribution centers at February 3, 2018, are set forth below:

	Approximate	Lease Expiration
Location	Square Feet	Date
Romeoville, Illinois	291,000	April 30, 2020
Phoenix, Arizona	437,000	March 31, 2019
Chambersburg, Pennsylvania	373,000	March 31, 2027
Greenwood, Indiana	671,000	July 31, 2025
Dallas, Texas	671,000	July 31, 2026

In February 2017, we entered into a lease for a distribution center located in Fresno, California. The Fresno distribution center is approximately 671,000 square feet with a lease expiration date of July 31, 2028 and is expected to open in fiscal 2018.

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 308,000 square feet with lease terms expiring from 2018 to 2028. In fiscal 2016, we opened a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2024.

Item 3.   Legal Proceedings

See Note 4 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position
Mary N. Dillon	56	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	57	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	52	General Counsel, Chief Compliance Officer & Corporate Secretary
Jeffrey J. Childs	60	Chief Human Resources Officer
David C. Kimbell	51	Chief Merchandising and Marketing Officer

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

Scott M. Settersten. Mr. Settersten was named Chief Financial Officer, Treasurer and Assistant Secretary in March 2013 after having previously served as Acting Chief Financial Officer and Assistant Secretary since October 2012. Prior to this role, Mr. Settersten served as Vice President of Accounting since 2010 and was responsible for accounting, tax, external reporting and investor relations. He joined Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to joining Ulta Beauty, Mr. Settersten spent 15 years with PricewaterhouseCoopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jodi J. Caro. Ms. Caro was named General Counsel, Chief Compliance Officer & Corporate Secretary in August 2015. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM.

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007. Our initial public offering was priced at $18.00 per share. The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Select Market during fiscal years 2017 and 2016:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First quarter	$289.27	$266.40	$212.92	$146.77
Second quarter	314.86	243.61	262.12	202.28
Third quarter	257.06	187.96	278.63	230.10
Fourth quarter	249.30	191.80	273.99	225.13

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 29, 2018 was $204.27 per share. As of March 29, 2018, we had 42 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends were declared on our common stock in fiscal 2017 or fiscal 2016 nor have any decisions been made to pay a dividend in the future. Our Board of Directors may determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and future liquidity, restrictions as part of our credit facility, as well as financial and other conditions existing at the time.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of fiscal 2017:

				Approximate dollar
	Total		Total number of	value of shares that may
	number of		shares purchased	yet to be purchased
	shares	Average	as part of publicly	under plans or
	purchased	price paid	announced plans	programs
Period	(1)	per share	or programs (2)	(in thousands) (2)
October 29, 2017 to November 25, 2017	86,334	$203.41	86,334	$118,828
November 26, 2017 to December 30, 2017	101,241	220.08	101,078	96,582
December 31, 2017 to February 3, 2018	78,184	230.32	78,184	78,575
14 weeks ended February 3, 2018	265,759	$217.68	265,596	$78,575

(1)

There were 265,596 shares repurchased as part of our publicly announced share repurchase program during the 14 weeks ended February 3, 2018 and there were 163 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 9, 2017, we announced our 2017 share repurchase program pursuant to which the Company may repurchase up to $425.0 million of the Company’s common stock. The 2017 share repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of February 3, 2018, $78.6 million remained available under the $425.0 million 2017 share repurchase program. On March 15, 2018, we announced the 2018 share repurchase program. For additional information on the 2018 share repurchase program see Note 15 to our consolidated financial statements, “Subsequent event.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of February 3, 2018:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	977,476	$147.76	3,726,889

(1)

Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.

(2)

Includes 765,536 shares issuable pursuant to the exercise of outstanding stock options, 133,705 shares issuable pursuant to restricted stock units and 78,235 shares issuable pursuant to performance-based units.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering February 2, 2013 through the end of Ulta Beauty’s fiscal year ended February 3, 2018. The graph assumes an investment of $100 made at the closing of trading on February 2, 2013 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
	February 2,	February 1,	January 31,	January 30,	January 28,	February 3,
Company / Index	2013	2014	2015	2016	2017	2018
Ulta Beauty	$100.00	$87.07	$134.88	$185.21	$278.35	$227.05
NQGS	100.00	130.22	147.66	147.86	179.82	237.68
RLX	100.00	124.27	147.57	170.53	199.22	286.56

Item 6.   Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10‑K.

	Fiscal year ended (1)
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018 (2)	2017	2016	2015	2014
	(In thousands, except per share, square foot, and store count data)
Income statement:
Net sales (2)	$5,884,506	$4,854,737	$3,924,116	$3,241,369	$2,670,573
Cost of sales	3,787,697	3,107,508	2,539,783	2,104,582	1,729,325
Gross profit	2,096,809	1,747,229	1,384,333	1,136,787	941,248
Selling, general and administrative expenses	1,287,232	1,073,834	863,354	712,006	596,390
Pre-opening expenses	24,286	18,571	14,682	14,366	17,270
Operating income	785,291	654,824	506,297	410,415	327,588
Interest income, net	(1,568)	(890)	(1,143)	(894)	(118)
Income before income taxes	786,859	655,714	507,440	411,309	327,706
Income tax expense (3)	231,625	245,954	187,432	154,174	124,857
Net income	$555,234	$409,760	$320,008	$257,135	$202,849
Net income per common share:
Basic	$9.02	$6.55	$5.00	$4.00	$3.17
Diluted	$8.96	$6.52	$4.98	$3.98	$3.15
Weighted average common shares outstanding:
Basic	61,556	62,519	63,949	64,335	63,992
Diluted	61,975	62,851	64,275	64,651	64,461

Other operating data:
Comparable sales increase: (4)
Retail and salon comparable sales	7.1%	13.4%	10.0%	8.1%	6.1%
E-commerce comparable sales	59.9%	56.2%	47.5%	56.4%	76.6%
Total comparable sales increase	11.0%	15.8%	11.8%	9.9%	7.9%
Number of stores end of year	1,074	974	874	774	675
Total square footage end of year	11,300,920	10,271,184	9,225,957	8,182,404	7,158,286
Total square footage per store (5)	10,522	10,545	10,556	10,572	10,605
Average total square footage (6)	10,742,874	9,641,367	8,724,581	7,690,742	6,555,960
Retail sales per average total square foot (7)	$548	$504	$450	$421	$407
Capital expenditures	440,714	373,747	299,167	249,067	226,024
Depreciation and amortization	252,713	210,295	165,049	131,764	106,283
Repurchase of common shares	367,581	344,275	167,396	39,923	37,337

Balance sheet data:
Cash and cash equivalents	$277,445	$385,010	$345,840	$389,149	$419,476
Short-term investments	120,000	30,000	130,000	150,209	–
Working capital (8)	1,051,577	1,006,894	978,946	900,761	735,886
Property and equipment, net	1,189,453	1,004,358	847,600	717,159	595,736
Total assets	2,908,687	2,551,878	2,230,918	1,983,170	1,602,727
Total stockholders' equity	1,774,217	1,550,218	1,442,886	1,247,509	1,003,094

(1)

Our fiscal year-end is the Saturday closest to January 31 based on a 52/53‑week year. Each fiscal year consists of four 13‑week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	Fiscal 2017 includes 53 weeks; all other fiscal years reported include 52 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108.8 million.

(3)

Income tax expense of $231.6 million in fiscal 2017 represents an effective tax rate of 29.4% compared to fiscal 2016 tax expense of $246.0 million and an effective tax rate of 37.5%. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new legislation reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company will utilize a blended rate of 33.7% for the fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date.

(4)

Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.

(5)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.
(6)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.
(7)

Retail sales per average total square foot was calculated, for all years presented, by dividing net sales for the year by the average square footage for those stores open during each year. In prior years we calculated this metric using total net sales, excluding e-commerce sales. The Company believes that including e-commerce sales more appropriately reflects the Company’s productivity. Net sales per average square foot calculated using total net sales, excluding e-commerce sales, would have been $495, $468, $424, $402, and $393, for fiscal years 2017, 2016, 2015, 2014, and 2013, respectively.

(8)

The Company prospectively adopted Accounting Standards Update No. 2015‑17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of fiscal 2015. As a result of this adoption, current deferred tax assets were classified as non-current liabilities at February 3, 2018, January 28, 2017, and January 30, 2016.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10‑K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers All Things Beauty. All in One Place.TM, a compelling value proposition, and a convenient and welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

We are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value, and convenience with a distinctive specialty retail environment and experience. Key aspects of our business include: our ability to offer our guests a unique combination of more than 20,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools, as well as a full-service salon in every store featuring hair, skin, and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative, and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health, and brows, 5) grow stores and e-commerce to reach and serve more guests, 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies, and 7) attract and retain talent that drives a winning culture. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing e-commerce sales. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems, and supply chain required to support a 1,400 to 1,700 store chain with successful e-commerce and competitive omni-channel capabilities.

Basis of presentation

We have determined the operating segments on the same basis that we use to internally evaluate performance. We have combined our three operating segments: retail stores, salon services, and e-commerce, into one reportable segment because they have a similar class of consumers, economic characteristics, nature of products, and distribution methods.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

•	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
•	the introduction of new products or brands;
•	the location of new stores in existing store markets;
•	competition;
•	our ability to respond on a timely basis to changes in consumer preferences;
•	the effectiveness of our various merchandising and marketing activities; and
•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold (retail stores and e-commerce), including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
•	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
•	shipping and handling costs;
•	retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;
•	salon services payroll and benefits;
•	customer loyalty program expense; and
•	shrink and inventory valuation reserves.

Our cost of sales may be negatively impacted as we open an increasing number of stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative expenses include:

•	payroll, bonus, and benefit costs for retail stores and corporate employees;
•	advertising and marketing costs;
•	credit card program incentives;
•	gift card breakage;
•	occupancy costs related to our corporate office facilities;
•	stock-based compensation expense;
•	depreciation and amortization for all assets, except those related to our retail stores and distribution operations, which are included in cost of sales; and
•	legal, finance, information systems, and other corporate overhead costs.

This presentation of items in selling, general and administrative expenses may not be comparable to the way in which our competitors or other retailers compute their selling, general and administrative expenses.

Pre-opening expenses include non-capital expenditures during the period prior to store opening for new, remodeled, and relocated stores including rent during the construction period for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

Interest income, net includes both interest income and expense. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 were 53, 52, and 52 week periods, respectively, and are hereafter referred to as fiscal 2017, fiscal 2016, and fiscal 2015.

As of February 3, 2018, we operated 1,074 stores across 48 states and the District of Columbia. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	February 3,	January 28,	January 30,
(Dollars in thousands)	2018	2017	2016
Net sales	$5,884,506	$4,854,737	$3,924,116
Cost of sales	3,787,697	3,107,508	2,539,783
Gross profit	2,096,809	1,747,229	1,384,333

Selling, general and administrative expenses	1,287,232	1,073,834	863,354
Pre-opening expenses	24,286	18,571	14,682
Operating income	785,291	654,824	506,297
Interest income, net	(1,568)	(890)	(1,143)
Income before income taxes	786,859	655,714	507,440
Income tax expense	231,625	245,954	187,432
Net income	$555,234	$409,760	$320,008

Other operating data:
Number of stores end of period	1,074	974	874
Comparable sales increase:
Retail stores and salon services comparable sales	7.1%	13.4%	10.0%
E-commerce comparable sales	59.9%	56.2%	47.5%
Total comparable sales increase	11.0%	15.8%	11.8%

	Fiscal year ended
	February 3,	January 28,	January 30,
(Percentage of net sales)	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4%	64.0%	64.7%
Gross profit	35.6%	36.0%	35.3%

Selling, general and administrative expenses	21.9%	22.1%	22.0%
Pre-opening expenses	0.4%	0.4%	0.4%
Operating income	13.3%	13.5%	12.9%
Interest income, net	0.0%	0.0%	0.0%
Income before income taxes	13.3%	13.5%	12.9%
Income tax expense	3.9%	5.1%	4.8%
Net income	9.4%	8.4%	8.2%

Fiscal year 2017 versus fiscal year 2016

Net sales

Net sales increased $1,029.8 million, or 21.2%, to $5,884.5 million in fiscal 2017 compared to $4,854.7 million in fiscal 2016. The sales for the 53rd week of fiscal 2017 were approximately $108.8 million.  Salon service sales increased $36.3 million, or 15.0% to $277.4 million compared to $241.1 million in fiscal 2016. Excluding the impact of the 53rd week, salon service sales increased 12.8%. E-commerce sales increased $223.4 million, or 64.7%, to $568.7 million compared to $345.3 million in fiscal 2016. Excluding the impact of the 53rd week, e-commerce sales increased 59.9%. The net sales increases are due to the opening of 100 net new stores in fiscal 2017 and an 11.0% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2017 as well as stores opened in fiscal 2016, which have not yet turned comparable, contributed $493.8 million of the net sales increase, while comparable stores contributed $536.0 million of the total net sales increase.

The 11.0% comparable sales increase consisted of a 7.1% increase in retail and salon services and a 59.9% increase in e-commerce. The inclusion of e-commerce resulted in an increase of approximately 390 basis points to the total comparable sales in fiscal 2017 compared to 240 basis points in fiscal 2016. The total comparable sales increase included a 6.7% increase in transactions and a 4.3% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $349.6 million, or 20.0%, to $2,096.8 million in fiscal 2017, compared to $1,747.2 million in fiscal 2016. Gross profit as a percentage of net sales decreased 40 basis points to 35.6% in fiscal 2017 compared to 36.0% in fiscal 2016. The decrease in gross profit margin was primarily due to:

•	30 basis points deleverage in merchandise margins driven by our marketing and merchandising strategies; and
•	10 basis points deleverage due to the impact of a one-time bonus payment to hourly associates related to tax reform.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $213.4 million, or 19.9%, to $1,287.2 million in fiscal 2017 compared to $1,073.8 million in fiscal 2016. As a percentage of net sales, SG&A expenses decreased 20 basis points to 21.9% in fiscal 2017 compared to 22.1% in fiscal 2016. The leverage in SG&A expenses was primarily due to:

•	70 basis points leverage due to corporate overhead and variable store expenses attributed to cost efficiencies and higher sales volume, partially offset by;
•	30 basis points deleverage due to investments in store labor; and
•	20 basis points deleverage due to the impact of a one-time bonus payment related to tax reform.

Pre-opening expenses

Pre-opening expenses increased $5.7 million, or 30.8%, to $24.3 million in fiscal 2017 compared to $18.6 million in fiscal 2016. During fiscal 2017, we opened 102 new stores, remodeled 11 stores, and relocated seven stores. During fiscal 2016, we opened 104 new stores, remodeled 12 stores, and relocated two stores.

Interest income, net

Interest income, net was $1.6 million in fiscal 2017, compared to $0.9 million in fiscal 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of February 3, 2018 and January 28, 2017.

Income tax expense

Income tax expense of $231.6 million in fiscal 2017 represents an effective tax rate of 29.4%, compared to fiscal 2016 tax expense of $246.0 million and an effective tax rate of 37.5%. The lower tax rate is primarily due to a reduction of net deferred income tax liabilities and a lower effective tax rate in January 2018 as a result of tax reform and the adoption of a new accounting standard in fiscal 2017 for employee share-based payments. See Note 6, “Income taxes,” for further information.

We expect our fiscal 2018 effective tax rate to be significantly lower than our fiscal 2017 effective tax rate as a result of the reduction of the federal corporate income tax rate.

Net income

Net income increased $145.5 million, or 35.5%, to $555.2 million in fiscal 2017 compared to $409.8 million in fiscal 2016. The increase in net income was primarily due to a $349.6 million increase in gross profit and a $14.3 million decrease in income tax expense, which was partially offset by a $213.4 million increase in SG&A expenses.

Fiscal year 2016 versus fiscal year 2015

Net sales

Net sales increased $930.6 million, or 23.7%, to $4,854.7 million in fiscal 2016 compared to $3,924.1 million in fiscal 2015. Salon service sales increased $31.9 million, or 15.2% to $241.1 million compared to $209.2 million in fiscal 2015.  E-commerce sales increased $124.2 million, or 56.2%, to $345.3 million compared to $221.1 million in fiscal 2015. The net sales increases are due to the opening of 100 net new stores in fiscal 2016 and a 15.8% increase in comparable sales. Non-comparable stores, which include stores opened in fiscal 2016 as well as stores opened in fiscal 2015, which have not yet turned comparable, contributed $320.9 million of the net sales increase, while comparable stores contributed $609.8 million of the total net sales increase.

The 15.8% comparable sales increase consisted of a 13.4% increase in retail and salon services and a 56.2% increase in e-commerce. The inclusion of e-commerce resulted in an increase of approximately 240 basis points to total comparable sales in fiscal 2016 compared to 180 basis points in fiscal 2015. The total comparable sales increase included a 10.7% increase in transactions and a 5.1% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

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

Selling, general and administrative expenses

SG&A expenses increased $210.5 million, or 24.4%, to $1,073.8 million in fiscal 2016 compared to $863.4 million in fiscal 2015. As a percentage of net sales, SG&A expenses increased 10 basis points to 22.1% in fiscal 2016 compared to 22.0% in fiscal 2015. The deleverage in SG&A expenses was primarily due to:

•	30 basis points deleverage due to investments in store labor to support our growth initiatives;
•

20 basis points deleverage in corporate overhead due to higher variable compensation, depreciation expense and impairment charges related to the closure of stores in Chicago, Illinois and Denham Springs, Louisiana, partly offset by;

•	40 basis points of leverage in marketing expense attributed to strong sales growth.

Pre-opening expenses

Pre-opening expenses increased $3.9 million, or 26.5%, to $18.6 million in fiscal 2016 compared to $14.7 million in fiscal 2015. During fiscal 2016, we opened 104 new stores, remodeled 12 stores, and relocated two stores. During fiscal 2015, we opened 103 new stores, remodeled four stores, and relocated five stores.

Interest income, net

Interest income, net was $0.9 million in fiscal 2016, compared to $1.1 million in fiscal 2015. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents fees related to the credit facility. We did not utilize our credit facility during fiscal 2016 or 2015.

Income tax expense

Income tax expense of $246.0 million in fiscal 2016 represents an effective tax rate of 37.5%, compared to fiscal 2015 tax expense of $187.4 million and an effective tax rate of 36.9%. The fiscal 2015 tax rate included benefits from lower state taxes that did not recur in fiscal 2016.

Net income

Net income increased $89.8 million, or 28.0%, to $409.8 million in fiscal 2016 compared to $320.0 million in fiscal 2015. The increase in net income was primarily due to a $362.9 million increase in gross profit, which was partially offset by a $210.5 million increase in SG&A expenses and a $58.5 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases, and for continued improvement in our information technology systems.

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital and tax reform, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories reduced by related accounts payable and accrued expenses.

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash and cash equivalents, short-term investments, cash generated from operations, and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next 12 months.

The following table presents a summary of our cash flows for fiscal years 2017, 2016 and 2015:

	Fiscal year ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Net cash provided by operating activities	$779,366	$634,385	$375,874
Net cash used in investing activities	(530,714)	(273,447)	(278,958)
Net cash used in financing activities	(356,217)	(321,768)	(140,225)
Net increase (decrease) in cash and cash equivalents	$(107,565)	$39,170	$(43,309)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $1,096.4 million at February 3, 2018, compared to $944.0 million at January 28, 2017, representing an increase of $152.4 million or 16.1%. Average inventory per store increased 5.3% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $97 million due to the addition of 100 net new stores opened since January 28, 2017;
•	approximately $33 million due to the ramp up of the Company’s distribution center in Dallas, Texas; and
•	approximately $22 million due to increased sales, new brand additions, and incremental inventory for in-store prestige brands.

Deferred rent liabilities were $407.9 million at February 3, 2018, an increase of $41.7 million compared to $366.2 million at January 28, 2017. Deferred rent includes deferred construction allowances, future rental increases, free rent, and rent holidays which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 100 net new stores opened since January 28, 2017 and corporate and supply chain expansion.

Investing activities

We have historically used cash primarily for new, remodeled and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $440.7 million in fiscal 2017, compared to $373.4 million and $299.2 million in fiscal 2016 and 2015, respectively. Capital expenditures increased in fiscal 2017 compared to fiscal 2016 mainly due to our new store program, store refreshes (prestige boutiques and related in-store merchandising upgrades), and information systems investments.  Purchases of short-term investments were $330 million during fiscal 2017 and consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

The following table presents a summary of our store activities in fiscal years 2017, 2016, and 2015:

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Stores opened	102	104	103
Stores remodeled	11	12	4
Stores relocated	7	2	5
Stores refreshed	190	213	163

During fiscal 2017, the average investment required to open a new Ulta Beauty store was approximately $1.6 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables. The average investment required to remodel an Ulta Beauty store was approximately $1.1 million in fiscal 2017. The average investment required to refresh an Ulta Beauty store was approximately $0.4 million in fiscal 2017.

Capital expenditures for fiscal 2018 (budget), 2017, 2016, and 2015 by major category are as follows:

	2018	Fiscal	Fiscal	Fiscal
(In millions)	Budget	2017	2016	2015
New, Remodeled, Relocated Stores	$175	$190	$154	$122
Merchandising & Refreshed Stores	80	87	83	42
Information Systems	65	74	56	63
Supply Chain	30	42	41	49
Store Maintenance & Other	25	48	40	23
Total	$375	$441	$374	$299

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, supply chain investments, and information technology systems that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $375 million for capital expenditures in fiscal 2018. We embarked on a multi-year supply chain project beginning in fiscal 2014, which included adding capacity, with distribution centers opened in fiscal 2015 and fiscal 2016 and another distribution center in fiscal 2018, and system improvements to support expanded omni-channel capabilities.

Financing activities

Financing activities in fiscal 2017, 2016, and 2015 consist principally of capital stock transactions and our stock repurchase program. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2017, 2016 and 2015. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program, share repurchases, and seasonal inventory needs.

Share repurchase plan

On March 10, 2016, we announced that our Board of Directors authorized a share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company could repurchase up to $425.0 million of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172.4 million from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

As part of the 2016 Share Repurchase Program, we entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200.0 million of the Company’s common stock. Under the ASR agreement, the Company paid $200.0 million to Goldman, Sachs & Co. and received an initial delivery of 851,653 shares in the first quarter of fiscal 2016, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153,418 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

On March 9, 2017, we announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company could repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revoked the previously authorized but unused amount of $79.9 million from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

During fiscal year 2015, we purchased 1,034,418 shares of common stock for $167.4 million. During fiscal 2016, excluding the shares repurchased under the ASR, we purchased 634,155 shares of common stock for $144.3 million. During fiscal 2017, we purchased 1,503,545 shares of common stock for $367.6 million.

On March 15, 2018, we announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Credit facility

On August 23, 2017, we entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400.0 million or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings will bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

As of February 3, 2018 and January 28, 2017, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mother’s Day, Valentine’s Day, as well as the “Back to School” season. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

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

Off-balance sheet arrangements

As of February 3, 2018, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet operating leases and purchases obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance, and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 3, 2018:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,234,521	$313,335	$613,115	$537,912	$770,159
Purchase obligations	19,002	19,002	-	-	-
Total (2)	$2,253,523	$332,337	$613,115	$537,912	$770,159

(1)

Variable operating lease obligations related to common area maintenance, insurance, and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance, and real estate taxes for fiscal 2017 were approximately $68.4 million.

(2)	The unrecognized tax benefit of $3.6 million as of February 3, 2018 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

We lease retail stores, distribution centers, corporate offices, and certain equipment under operating leases with various expiration dates through fiscal 2032. Our store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. In addition to future minimum lease payments, most of our lease agreements include escalating rent provisions which we recognize straight-line over the term of the lease, including any lease renewal periods deemed to be probable. For certain locations, we receive cash tenant allowances and we report these amounts as deferred rent, which is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including any lease renewal periods deemed to be probable.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to a third party for products and services for the new distribution center expected to open in fiscal 2018, advertising, and other goods and service contracts entered into as of February 3, 2018.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection, and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

Inventory valuation

Merchandise inventories are carried at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market or shrink reserves. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2017, 2016 and 2015. An increase or decrease in the lower of cost or market reserve of 10% would have had no material impact on our pre-tax income for fiscal 2017. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would have had no material impact on our pre-tax income for fiscal 2017.

Vendor allowances

The majority of cash consideration received from a supplier is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables, net at the amount we expect to collect. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would have affected pre-tax income by approximately $4.2 million in fiscal 2017.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable based on undiscounted future cash flows. Assets are reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No significant impairment charges were recognized in fiscal 2017, fiscal 2016, or fiscal 2015.

Customer loyalty program

We maintain a customer loyalty program, Ultamate Rewards, in which program members earn points based on purchases. Points earned by members are valid for at least one year and may be redeemed on any product we sell. We accrue the cost of anticipated redemptions related to this program at the time of the initial purchase based on historical experience. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our redemption rates. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2017, 2016 and 2015. If our redemption rate were to increase or decrease by 5%, it would have affected pre-tax income by approximately $7.8 million in fiscal 2017.

Share-based compensation

We account for share-based compensation in accordance with the Accounting Standards Codification (ASC) rules for stock compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest.

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

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies - Share-based compensation,” for disclosure related to the Company’s stock compensation expense. See Note 10 to our consolidated financial statements, “Share-based awards,” for disclosure related to our stock compensation expense and related valuation model assumptions.

Income taxes

We are subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of income in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Judgment is required in assessing the future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of February 3, 2018, January 28, 2017, or January 30, 2016. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents interest from borrowings and various fees associated with the credit facility.

Item 8.   Financial Statements and Supplementary Data

See the index, consolidated financial statements, and notes to consolidated financial statements included under Item 15, “Exhibits and Financial Statement Schedules.”

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

Based on management’s evaluation as of February 3, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 3, 2018. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10‑K, has audited the effectiveness of our internal control over financial reporting as of February 3, 2018 and has issued the attestation report included in Item 15 of this Annual Report on Form 10‑K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 14 weeks ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

On March 29, 2018, our Board of Directors approved a special retention incentive award for Mary Dillon, our Chief Executive Officer, which will vest based on her continued employment with the Company through September 30, 2021, consisting of:

•	an award of 24,478 restricted stock units (the Time Vested RSUs) which have a grant date fair value equal to $5,000,000; and
•

an award of performance based restricted stock units (the Performance RSUs) which will have a value equal to (a) $5,000,000, if our average closing share price for either the 20 trading days or 30 calendar days preceding September 30, 2021 equals $300, or (b) $10,000,000, if our average closing share price for either the 20 trading days or 30 calendar days preceding September 30, 2021 equals or exceeds $350. If our average closing share price is greater than $300, but less than $350, the value of her shares will be interpolated between the $5,000,000 and $10,000,000 values.  To the extent our average closing share price is determined by our Board of Directors in its sole discretion to be (i) falsely depressed by a disruption with respect to our share price or an abnormal market disruption (including, without limitation, a natural disaster or a terrorist attack), or (ii) inflated due to the existence of material non-public information that upon disclosure is expected to have a significant adverse impact on our share price, then our Board of Directors, in its sole discretion, may adjust the measurement period of 20 trading days or 30 calendar days preceding September 30, 2021 to (A) a time period preceding such disruption, (B) shorten or lengthen the measurement period or (C) disregard the period of such disruption.

Should Ms. Dillon resign with the consent of our Board of Directors or if she is terminated without “Cause” or terminates for “Good Reason” (both as defined in her amended employment letter) prior to September 30, 2021, and she provides a general release of claims, then she will vest in the Time Vested RSUs on such termination and the Performance RSUs will remain eligible to vest on September 30, 2021 depending upon our average closing share price as described above.  Ms. Dillon will be issued the vested Time Vested RSUs and the number of shares with a value equal to the Performance RSUs on September 30, 2021, but she is restricted from selling any such shares until September 30, 2022.

On March 29, 2018, the Compensation Committee of our Board of Directors also amended Ms. Dillon’s severance benefits as originally set forth in her June 20, 2013 employment letter.  As amended, in the event Ms. Dillon’s employment is terminated without “Cause” or she resigns for “Good Reason” (as such terms are defined in her amended employment letter), she will be entitled to the following, subject to her providing a general release of claims:

•	severance pay for a period of 24 months in a monthly amount equal to the sum of (a) her monthly base salary then in effect plus (b) her target bonus for the year of termination divided by 12; and
•	any bonus actually earned, pro-rated based on the percentage of the fiscal year Ms. Dillon is employed by the Company.

The forgoing descriptions of Ms. Dillon’s special retention incentive award and amended severance benefits are qualified in their entirety by reference to the full text of the award agreement and the amendment to her employment letter, copies of which are filed herewith as Exhibits 10.17 and 10.18, respectively, and are incorporated herein by reference.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this Annual Report on Form 10‑K under the caption “Executive Officers of the Registrant.”  The additional information required by this item is included under the captions “Corporate Governance and the Board of Directors - Election of Directors,” “Independent Registered Public Accounting Firm and Audit Committee - Audit Committee” and “Stock - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

We have a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller, and other persons performing similar functions. We have posted a copy of our Code of Business Conduct under “Corporate Governance” in the Investor Relations section of our website located at http://ir.ultabeauty.com, and such Code of Business Conduct is available in print, without charge, to any stockholder who requests it from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information under “Corporate Governance” in the Investor Relations section of our website located at http://ir.ultabeauty.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Committee - Report of the Compensation Committee of the Board of Directors,” “Compensation Committee - Compensation Discussion and Analysis,” “Compensation Committee - CEO Pay Ratio,” and “Corporate Governance and the Board of Directors - Non-Executive Director Compensation for Fiscal 2017” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock - Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of February 3, 2018 is set forth in Item 5 of this Annual Report on Form 10‑K under the caption “Securities authorized for issuance under equity compensation plans.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Corporate Governance and the Board of Directors - Corporate Governance - Independence,” “Compensation Committee - Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Transactions” in the Proxy Statement and is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Registered Public Accounting Firm and Audit Committee - Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)The following documents are filed as a part of this Form 10‑K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of February 3, 2018, and January 28, 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at February 3, 2018 and January 28, 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 3, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1997.

Chicago, Illinois

April 3, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated April 3, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

April 3, 2018

Ulta Beauty, Inc.

Consolidated Balance Sheets

	February 3,	January 28,
(In thousands, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$277,445	$385,010
Short-term investments	120,000	30,000
Receivables, net	99,719	88,631
Merchandise inventories, net	1,096,424	943,975
Prepaid expenses and other current assets	98,666	88,621
Prepaid income taxes	1,489	—
Total current assets	1,693,743	1,536,237

Property and equipment, net	1,189,453	1,004,358
Deferred compensation plan assets	16,827	11,283
Other long-term assets	8,664	—
Total assets	$2,908,687	$2,551,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$325,758	$259,518
Accrued liabilities	302,307	260,854
Accrued income taxes	14,101	8,971
Total current liabilities	642,166	529,343

Deferred rent	407,916	366,191
Deferred income taxes	59,403	86,498
Other long-term liabilities	24,985	19,628
Total liabilities	1,134,470	1,001,660

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 61,441 and 62,733 shares issued; 60,822 and 62,129 shares outstanding; at February 3, 2018, and January 28, 2017, respectively	614	627
Treasury stock-common, at cost	(18,767)	(14,524)
Additional paid-in capital	698,917	658,330
Retained earnings	1,093,453	905,785
Total stockholders’ equity	1,774,217	1,550,218
Total liabilities and stockholders’ equity	$2,908,687	$2,551,878

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	February 3,		January 28,	January 30,
(In thousands, except per share data)	2018		2017	2016
Net sales	$5,884,506		$4,854,737	$3,924,116
Cost of sales	3,787,697		3,107,508	2,539,783
Gross profit	2,096,809		1,747,229	1,384,333

Selling, general and administrative expenses	1,287,232		1,073,834	863,354
Pre-opening expenses	24,286		18,571	14,682
Operating income	785,291		654,824	506,297
Interest income, net	(1,568)	R	(890)	(1,143)
Income before income taxes	786,859		655,714	507,440
Income tax expense	231,625		245,954	187,432
Net income	$555,234		$409,760	$320,008

Net income per common share:
Basic	$9.02		$6.55	$5.00
Diluted	$8.96		$6.52	$4.98

Weighted average common shares outstanding:
Basic	61,556		62,519	63,949
Diluted	61,975		62,851	64,275

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Operating activities
Net income	$555,234	$409,760	$320,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,713	210,295	165,049
Deferred income taxes	(27,095)	26,971	5,809
Non-cash stock compensation charges	24,399	19,340	15,594
Excess tax benefits from stock-based compensation	—	(9,053)	(9,497)
Loss on disposal of property and equipment	7,518	9,140	3,690
Change in operating assets and liabilities:
Receivables	(11,088)	(23,639)	(12,552)
Merchandise inventories	(152,449)	(182,182)	(180,564)
Prepaid expenses and other current assets	(10,045)	(16,073)	(6,000)
Income taxes	3,641	5,322	2,795
Accounts payable	66,240	63,344	5,396
Accrued liabilities	36,891	71,057	37,926
Deferred rent	41,725	44,402	27,662
Other assets and liabilities	(8,318)	5,701	558
Net cash provided by operating activities	779,366	634,385	375,874

Investing activities
Purchases of short-term investments	(330,000)	(90,000)	(130,000)
Proceeds from short-term investments	240,000	190,000	150,209
Purchases of property and equipment	(440,714)	(373,447)	(299,167)
Net cash used in investing activities	(530,714)	(273,447)	(278,958)

Financing activities
Repurchase of common shares	(367,581)	(344,275)	(167,396)
Stock options exercised	16,190	16,293	19,646
Purchase of treasury shares	(4,243)	(2,839)	(1,972)
Excess tax benefits from stock-based compensation	—	9,053	9,497
Debt issuance costs	(583)	—	—
Net cash used in financing activities	(356,217)	(321,768)	(140,225)

Net increase (decrease) in cash and cash equivalents	(107,565)	39,170	(43,309)
Cash and cash equivalents at beginning of year	385,010	345,840	389,149
Cash and cash equivalents at end of year	$277,445	$385,010	$345,840

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$254,619	$212,514	$179,248
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$4,562	$2,446	$13

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -
	Common Stock		Common Stock			Additional			Total
	Issued		Treasury			Paid-In		Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount		Capital		Earnings	Equity
Balance – January 31, 2015	64,762	$647	(578)		$(9,713)		$576,982	$679,593	$1,247,509
Stock options exercised and other awards	403	4	-		-		19,642	-	19,646
Purchase of treasury shares	-	-	(13)		(1,972)		-	-	(1,972)
Net income	-	-	-		-		-	320,008	320,008
Excess tax benefits from stock-based compensation	-	-	-		-		9,497	-	9,497
Stock compensation charge	-	-	-		-		15,594	-	15,594
Repurchase of common shares	(1,034)	(10)	-		-		-	(167,386)	(167,396)
Balance – January 30, 2016	64,131	$641	(591)		$(11,685)		$621,715	$832,215	$1,442,886
Stock options exercised and other awards	241	2	-		-		16,291	-	16,293
Purchase of treasury shares	-	-	(13)	R	(2,839)	R	-	-	(2,839)
Net income	-	-	-		-		-	409,760	409,760
Excess tax benefits from stock-based compensation	-	-	-		-		9,053	-	9,053
Stock compensation charge	-	-	-		-		19,340	-	19,340
Repurchase of common shares	(1,639)	(16)	-		-		(8,069)	(336,190)	(344,275)
Balance – January 28, 2017	62,733	$627	(604)		$(14,524)		$658,330	$905,785	$1,550,218
Stock options exercised and other awards	212	2	-		-		16,188	-	16,190
Purchase of treasury shares	-	-	(15)		(4,243)		-	-	(4,243)
Net income	-	-	-		-		-	555,234	555,234
Stock compensation charge	-	-	-		-		24,399	-	24,399
Repurchase of common shares	(1,504)	(15)	-		-		-	(367,566)	(367,581)
Balance – February 3, 2018	61,441	$614	(619)		$(18,767)		$698,917	$1,093,453	$1,774,217

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share and store count data)

1.   Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty. As used in these notes and throughout this Annual Report on Form 10‑K, all references to “we,” “us,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 3, 2018, the Company operated 1,074 stores in 48 states and the District of Columbia. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has determined its operating segments on the same basis that it uses to internally evaluate performance. The Company has combined its three operating segments, retail stores, salon services, and e-commerce, into one reportable segment because they have a similar class of consumer, economic characteristics, nature of products, and distribution methods.

The Company offers a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) salon services; and (5) other, which includes nail products and accessories. The following table sets forth the approximate percentage of net sales attributed to each category for the periods indicated:

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cosmetics	51%	51%	46%
Skincare, Bath & Fragrance	21%	20%	23%
Haircare Products & Styling Tools	19%	20%	22%
Salon Services	5%	5%	5%
Other	4%	4%	4%
	100%	100%	100%

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 3, 2018 (fiscal 2017), January 28, 2017 (fiscal 2016), and January 30, 2016 (fiscal 2015) were 53, 52, and 52 week years, respectively.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation.

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

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the Consolidated Balance Sheets in Short-term investments (see Note 9, “Investments”).

Receivables

Receivables consist principally of amounts due from vendors and landlord construction allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company’s vendors are producers of consumer products and landlords. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience. The receivable for vendor allowances was $78,238 and $59,553 as of February 3, 2018 and January 28, 2017, respectively, and the receivable for landlord allowances was $12,729 and $23,186 as of February 3, 2018 and January 28, 2017, respectively. The allowance for doubtful receivables totaled $1,371 and $2,079 as of February 3, 2018 and January 28, 2017, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains reserves for lower of cost or market and shrinkage.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of February 3, 2018 and January 28, 2017.

Property and equipment

The Company’s property and equipment are stated at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operating expense as incurred. The Company’s assets are depreciated or amortized using the straight-line method over the shorter of their estimated useful lives or the expected lease term as follows:

Equipment and fixtures	3 to 10 years
Leasehold improvements	10 years
Electronic equipment and software	3 to 5 years

The Company capitalizes costs incurred during the application development stage in developing or purchasing internal use software. These costs are amortized over the estimated useful life of the software.

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. No significant impairment charges were recognized in fiscal 2017, fiscal 2016, or fiscal 2015. Impairment charges are included in selling, general and administrative (SG&A) expenses in the consolidated statements of income.

Customer loyalty program

The Company’s loyalty rewards program, Ultamate Rewards, is a points-based program. Ultamate Rewards enables customers to earn points based on their purchases. Points earned by members are valid for at least one year and may be redeemed on any product the Company sells. The Company accrues the cost of anticipated redemptions related to this program at the time of the initial purchase based on historical experience. The accrued liability related to this loyalty program at February 3, 2018 and January 28, 2017 was $42,219 and $30,244, respectively. The cost of this program, which was $106,598, $77,145, and $54,464 in fiscal 2017, 2016, and 2015, respectively, is included in cost of sales in the consolidated statements of income.

Credit cards

During 2016, the Company entered into certain agreements (the Agreements) with third parties to provide guests with private label and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs.

The Company receives payments and reimbursements of expenses in accordance with the Agreements and based on usage of the Credit Cards. The Company recognizes income for such cash receipts when the amounts are fixed or determinable and collectability is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. A majority of the funds received are recorded as a reduction of SG&A expenses, and the remaining portion is recognized as a reduction to cost of sales in the consolidated statements of income.

Loyalty members earn points through purchases at Ulta Beauty and anywhere the co-branded credit card is accepted. Consistent with the current accounting for the customer loyalty program, the Company accrues the cost of anticipated redemptions of points at the time of the initial purchase and costs are included in cost of sales in the consolidated statements of income. Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are included in SG&A in the consolidated statements of income.

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

Revenue recognition

Net sales include retail store and e-commerce merchandise sales as well as salon service revenue. Revenue from merchandise sales at retail stores is recognized at the time of sale, net of estimated returns. The Company provides refunds for product returns within 60 days from the original purchase date. Salon service revenue is recognized when services are rendered. Salon service revenue amounted to $277,361, $241,105, and $209,249 in fiscal 2017, 2016, and 2015, respectively. E-commerce sales are recognized based on delivery of merchandise to the customer. E-commerce revenue amounted to $568,736, $345,342, and $221,077 in fiscal 2017, 2016, and 2015, respectively. Company coupons and other incentives are recorded as a reduction of net sales. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax.

The Company’s gift card sales are deferred and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease customer balances. The Company has maintained Company-specific, historical data related to its large pool of similar gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Gift card breakage is recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. Gift card breakage was $7,783, $5,335, and $3,728 in fiscal 2017, 2016, and 2015, respectively, and is recorded as a decrease in SG&A expenses in the consolidated statements of income. Deferred gift card revenue was $63,139 and $46,268 at February 3, 2018 and January 28, 2017, respectively, and is included in accrued liabilities on the consolidated balance sheets.

Vendor allowances

The Company receives allowances from vendors in the normal course of business including advertising and markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. Substantially all vendor allowances are recorded as a reduction of the vendor’s product cost and are recognized in cost of sales as the product is sold.

Advertising

Advertising expense consists principally of direct mail catalogs, newspaper inserts, television, radio, and digital advertising. The Company expenses the costs related to its advertising in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $259,423, $212,714, and $187,158 in fiscal 2017, 2016, and 2015, respectively. Advertising expense as a percentage of sales was 4.4%, 4.4%, and 4.8% in fiscal 2017, 2016, and 2015, respectively. Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $12,811 and $9,901 as of February 3, 2018 and January 28, 2017, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled, or relocated store are expensed as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold (retail store and e-commerce), including a majority of vendor allowances, which are treated as a reduction of merchandise costs; distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon payroll and benefits; customer loyalty program expense; and shrink and inventory valuation reserves.

Selling, general and administrative expenses

SG&A expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; credit card program incentives; gift card breakage; occupancy costs related to our corporate office facilities; public company expense including Sarbanes-Oxley Act of 2002 compliance expenses; stock-based compensation expense; depreciation and amortization for all assets except those related to our retail store and distribution operations, which are included in cost of sales; and legal, finance, information systems and other corporate overhead costs.

Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

Income tax benefits related to uncertain tax positions are recognized only when it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Penalties and interest related to unrecognized tax positions are recorded in income tax expense in the consolidated statements of income.

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $24,399, $19,340, and $15,594 in fiscal 2017, 2016, and 2015, respectively (see Note 10, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $350 for employee health claims, $100 for general liability claims, and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 11, “Net income per common share”).

Recent accounting pronouncements not yet adopted

Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014‑09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company will recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015‑14 Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014‑09 by one year. With the deferral, the revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted. This standard and subsequent amendments allow for either full retrospective or modified retrospective adoption.

The Company will adopt the new standard effective February 4, 2018 using the modified retrospective method applied to all contracts as of that date. ASU 2014‑09 will impact the recognition timing or classification of revenues and expenses for the loyalty program (by using the deferred revenue method instead of the incremental cost method), private label credit card and co-branded credit card programs (by recognizing amounts earned under the programs as revenue instead of as a reduction of SG&A expenses), gift card breakage (by including breakage within net sales instead of SG&A expenses under the proportional model), sales refund reserve (by grossing up the balance sheet to record a refund obligation and right of return asset instead of recognizing revenue net of returns), and e-commerce operations (by recognizing revenue upon shipment, when control of the merchandise transfers to the customer, instead of upon receipt by the customer).

The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Upon adoption, the Company will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company expects this adjustment will decrease the fiscal 2018 opening balance of retained earnings by $15,000 to $20,000, which is primarily related to the change in accounting for the loyalty program from the incremental cost method to the deferred revenue method as required by this standard.

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

Liabilities – Extinguishments of Liabilities

In March 2016, the FASB issued ASU 2016‑04, Liabilities – Extinguishments of Liabilities (Subtopic 405‑20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2016-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company adopted the new guidance prospectively in the first quarter of fiscal 2017. The adoption resulted in a decrease in the provision for income taxes of $10,024 in fiscal 2017 due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The extent of excess tax benefits or deficiencies is subject to variation in the Company’s stock price and timing/extent of restricted stock units vesting and employee stock option exercises. Additionally, the consolidated statements of cash flows now present such tax benefits or deficiencies as an operating activity on a prospective basis. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. As allowed under the new guidance, the Company did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016‑15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies, and distributions received from equity method investees. The adoption of ASU 2016‑15 requires a retrospective transition method applied to each period presented. ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted the new guidance, retrospectively, in the fourth quarter of fiscal 2017, and its adoption had no material impact on the Company’s consolidated financial position, results of operation, or cash flows.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which amends ASU Topic 230. ASU 2016‑18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years and early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company early adopted the new guidance, retrospectively, in the fourth quarter of fiscal 2017, and its adoption had no material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Compensation – Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017‑09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard in the fourth quarter of fiscal 2017, and its adoption had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.   Property and equipment

Property and equipment consists of the following:

	February 3,	January 28,
(In thousands)	2018	2017
Equipment and fixtures	$834,931	$708,754
Leasehold improvements	705,943	607,690
Electronic equipment and software	485,368	437,262
Construction-in-progress	122,419	49,411
	2,148,661	1,803,117
Less: accumulated depreciation and amortization	(959,208)	(798,759)
Property and equipment, net	$1,189,453	$1,004,358

The Company had no capitalized interest in fiscal 2017 or fiscal 2016.

4.   Commitments and contingencies

Leases – The Company leases retail stores, distribution centers, corporate offices, and certain equipment under operating leases with various expiration dates through 2032. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $241,559, $202,942, and $181,487 in fiscal 2017, 2016, and 2015, respectively. Future minimum lease payments under operating leases as of February 3, 2018, are as follows:

Operating
Leases
Fiscal year	(In thousands)
2018	$313,335
2019	313,562
2020	299,553
2021	281,092
2022	256,820
2023 and thereafter	770,159
Total minimum lease payments	$2,234,521

Included in the operating lease schedule above is $279,574 of minimum lease payments for stores that are expected to open in future periods.

Contractual obligations – As of February 3, 2018, the Company had obligations of $6,397 related to commitments made to a third party for products and services for a new distribution center opening in fiscal 2018. Payments under this commitment were $24,502 and $11,528 in fiscal 2017 and 2016, respectively. In addition, the Company has entered into various non-cancelable advertising and other goods and service contracts. These agreements expire over one year and the obligations under these agreements were $12,605 as of February 3, 2018.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

5.   Accrued liabilities

Accrued liabilities consist of the following:

	February 3,	January 28,
(In thousands)	2018	2017
Accrued vendor liabilities (including accrued property and equipment costs)	$42,462	$44,804
Accrued customer liabilities	117,034	47,441
Accrued payroll, bonus, and employee benefits	82,593	84,555
Accrued taxes, other	27,616	24,883
Other accrued liabilities	32,602	59,171
Accrued liabilities	$302,307	$260,854

6.   Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
(In thousands)	2017	2016	2015
Current:
Federal	$230,006	$194,199	$163,048
State	28,714	24,835	18,694
Total current	258,720	219,034	181,742
Deferred:
Federal	(26,256)	24,480	6,981
State	(839)	2,440	(1,291)
Total deferred	(27,095)	26,920	5,690
Provision for income taxes	$231,625	$245,954	$187,432

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Federal statutory rate	33.7%	35.0%	35.0%
State effective rate, net of federal tax benefit	2.4%	2.8%	2.2%
Re-measurement of deferred tax liabilities	(4.9)%	0.0%	0.0%
Excess deduction of stock compensation	(1.2)%	0.0%	0.0%
Other	(0.6)%	(0.3)%	(0.3)%
Effective tax rate	29.4%	37.5%	36.9%

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted into law. This new legislation reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 33.7% for the fiscal 2017 tax year by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. The Company recorded a provisional estimated after-tax benefit of $38,287 during the fourth quarter of fiscal 2017 based on the re-measurement of net deferred tax liabilities and $9,778 due to the lower tax rate in January 2018. Given the significant complexity of the Tax Reform, the Company will continue to evaluate and analyze the impact of this legislation. The $38,287 estimate is provisional and based on the Company’s initial analysis of the Tax Reform, and may be adjusted in future periods due to, among other things, additional analysis and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, and/or the Financial Accounting Standards Board.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 3,	January 28,
(In thousands)	2018	2017
Deferred tax assets:
Reserves not currently deductible	$23,789	$33,805
Employee benefits	15,273	15,206
Credit carryforwards	343	398
Accrued liabilities	14,625	10,539
Inventory valuation	847	3,630
Total deferred tax assets	54,877	63,578
Deferred tax liabilities:
Property and equipment	54,210	73,454
Deferred rent obligation	49,518	62,252
Prepaid expenses	10,552	14,370
Total deferred tax liabilities	114,280	150,076
Net deferred tax liability	$(59,403)	$(86,498)

At February 3, 2018, the Company had $343 of credit carryforwards for state income tax purposes that expire between 2022 and 2027.

The Company accounts for uncertainty in income taxes in accordance with the ASC rules for income taxes. The reserve for uncertain tax positions was $3,565 and $3,305 at February 3, 2018 and January 28, 2017, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

	February 3,	January 28,
(In thousands)	2018	2017
Balance at beginning of the period	$3,305	$2,262
Increase due to a prior year tax position	1,064	1,048
Decrease due to a prior period position	(804)	(5)
Balance at the end of the period	$3,565	$3,305

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2017 and 2016.

The Company files tax returns in the U.S. Federal and State jurisdictions. The Company is no longer subject to U.S. Federal examinations by the Internal Revenue Services for years before 2014 and is no longer subject to examinations by State authorities before 2013.

7.   Notes payable

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

As of February 3, 2018 and January 28, 2017, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the agreement.

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

As of February 3, 2018 and January 28, 2017, the Company held financial liabilities of $15,942 and $10,474, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.   Investments

The Company’s short-term investments as of February 3, 2018 and January 28, 2017, consist of $120,000 and $30,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The contractual maturity of the Company’s investments was less than twelve months at February 3, 2018.

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

Amended and Restated 2011 Incentive award plan

In June 2016, the Company adopted the Amended and Restated 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-

based awards to employees, consultants, and directors. Following its original adoption in June 2011, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of February 3, 2018, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 3,727 shares of the Company’s common stock.

The following table presents information related to the Company’s 2011 Incentive award plan:

	Fiscal	Fiscal	Fiscal
2011 Incentive award plan (in thousands)	2017	2016	2015
Compensation expense
Common stock options	$8,993	$7,983	$7,899
Restricted stock units	9,507	7,295	6,040
Performance-based restricted stock units	5,899	4,062	1,655
Total stock compensation expense	$24,399	$19,340	$15,594

Cash received from stock option exercises	$16,190	$16,293	$19,646
Income tax benefit	$10,024	$6,764	$5,354
Tax benefit realized	$10,024	$15,868	$14,970

Common stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Volatility rate	30.9%	35.0%	37.9%
Average risk-free interest rate	1.6%	1.2%	1.6%
Average expected life (in years)	3.5	3.5	4.9
Dividend yield	None	None	None

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

The following table presents information related to the Company’s common stock options:

Common stock options	Fiscal	Fiscal	Fiscal
(in thousands, except weighted-average grant fair value)	2017	2016	2015
Weighted-average grant date fair value	$69.61	$53.02	$56.44
Fair value of options vested	$5,656	$5,932	$8,236
Intrinsic value of options exercised	$29,449	$27,468	$36,610

At February 3, 2018, there was approximately $18,148 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two and a half years.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Common stock options outstanding
Beginning of year	830	$120.78	939	$104.58	1,073	$72.12
Granted	106	279.76	110	193.64	294	160.01
Exercised	(166)	97.44	(194)	83.88	(356)	55.20
Forfeited	(4)	120.71	(25)	118.97	(72)	91.74
End of year	766	$147.76	830	$120.78	939	$104.58
Exercisable at end of year	261	$81.72	280	$69.69	316	$61.44
Vested and Expected to vest	725	$145.86	786	$119.32	890	$103.36

The following table presents information related to options outstanding and options exercisable at February 3, 2018, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Weighted-		remaining	Weighted-
	Number of	contractual life	average	Number of	contractual life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$9.67 – $57.42	100	2	$26.11	100	2	$26.11
$69.96 – $96.81	72	5	84.34	64	5	83.15
$97.89 – $99.66	92	6	98.18	31	6	98.14
$101.35 – $153.87	87	7	138.70	39	7	131.60
$164.06 – $165.27	206	8	164.09	3	8	165.01
$191.76 – $281.53	209	9	237.17	24	8	193.87
$9.67 – $281.53	766	7	$147.76	261	4	$81.72

The aggregate intrinsic value of outstanding and exercisable options as of February 3, 2018 was $61,348 and $35,982, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on February 3, 2018 was $219.47  per share.

Restricted stock units

The Company issues restricted stock units to certain employees and its Board of Directors. Employee grants will generally cliff vest after three years and director grants will cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed on a straight-line basis over the requisite service period. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 3, 2018, unrecognized compensation cost related to restricted stock units was $13,621. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of the status of the Company’s restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Restricted stock units outstanding
Beginning of year	142	$154.71	144	$116.42	151	$91.74
Granted	47	278.48	55	203.40	60	154.77
Vested	(46)	117.61	(46)	98.06	(47)	102.36
Forfeited	(9)	201.51	(11)	138.25	(20)	96.11
End of year	134	$207.70	142	$154.71	144	$116.42
Expected to vest	123	$207.70	131	$154.71	132	$116.42

Performance-based restricted stock units

The Company issues performance-based restricted stock units annually to certain employees. These awards will cliff vest after three years based upon achievement of pre-established goals at the end of the second year of the term. Consistent with restricted stock units, the grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based restricted stock units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Forfeitures of performance-based restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 3, 2018, unrecognized compensation cost related to performance-based restricted stock units was $7,075. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of the status of the Company’s performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Performance-based restricted stock units outstanding
Beginning of year	41	$173.47	20	$151.20	–	$–
Granted	21	281.53	24	191.76	22	151.20
Change in performance award payout	19	151.20	–	–	–	–
Vested	–	–	–	–	–	–
Forfeited	(3)	186.90	(3)	167.71	(2)	151.20
End of year	78	$196.81	41	$173.47	20	$151.20
Expected to vest	72	$196.81	38	$173.47	19	$151.20

The number of performance-based restricted stock units granted is based on achieving the targeted performance goals as defined in the performance-based restricted stock unit agreements. As of February 3, 2018, the maximum number of units that could vest under the provisions of the agreements was 121.

11.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	February 3,	January 28,	January 30,
(In thousands, except per share data)	2018	2017	2016
Numerator for diluted net income per share – net income	$555,234	$409,760	$320,008
Denominator for basic net income per share – weighted-average common shares	61,556	62,519	63,949
Dilutive effect of stock options and non-vested stock	419	332	326
Denominator for diluted net income per share	61,975	62,851	64,275

Net income per common share:
Basic	$9.02	$6.55	$5.00
Diluted	$8.96	$6.52	$4.98

The denominator for diluted net income per common share for fiscal years 2017, 2016, and 2015 excludes 167, 142, and 370 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

12.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2017, 2016, and 2015, the Company match was 100% of the first 3.0% of eligible compensation. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $8,139 and  $6,317 as of February 3, 2018 and January 28, 2017, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was $7,570, $5,852, and $4,640 during fiscal 2017, 2016, and 2015, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2017, 2016, and 2015, the Company match was 100% of the first 3.0% of salary. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $895 and $753 as of February 3, 2018 and January 28, 2017, respectively. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities in the consolidated balance sheets was $15,942 and $10,474 as of February 3, 2018 and January 28, 2017, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $16,827 and $11,283 as of February 3, 2018 and January 28, 2017, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2017, 2016, and 2015.

13.   Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2017 and fiscal 2016. The Company’s quarterly periods are the 13 weeks (14 weeks in fourth quarter fiscal 2017) ending on the Saturday closest to April 30, July 31, October 31, and January 31.

	Fiscal 2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales (1)	$1,314,879	$1,289,854	$1,342,181	$1,937,592
Cost of sales	838,871	820,528	849,053	1,279,245
Gross profit	476,008	469,326	493,128	658,347

Selling, general and administrative expenses	283,445	283,427	320,729	399,631
Pre-opening expenses	4,158	6,099	9,732	4,297
Operating income	188,405	179,800	162,667	254,419
Interest income, net	(338)	(555)	(316)	(359)
Income before income taxes	188,743	180,355	162,983	254,778
Income tax expense	60,520	66,162	58,338	46,605
Net income (2)	$128,223	$114,193	$104,645	$208,173

Net income per common share (2):
Basic	$2.06	$1.84	$1.71	$3.42
Diluted	$2.05	$1.83	$1.70	$3.40

(1)	Fiscal 2017 includes 53 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108,756.
(2)

Net income and basic and diluted earnings per share for the fourth quarter of 2017 included a significant tax provision benefit as a result of the impact of Tax Reform. See Note 6, “Income taxes,” for further information.

	Fiscal 2016
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,073,716	$1,069,215	$1,131,232	$1,580,574
Cost of sales	683,286	684,377	704,179	1,035,666
Gross profit	390,430	384,838	427,053	544,908

Selling, general and administrative expenses	240,724	236,380	280,464	316,266
Pre-opening expenses	2,542	4,689	6,928	4,412
Operating income	147,164	143,769	139,661	224,230
Interest income, net	(315)	(248)	(211)	(116)
Income before income taxes	147,479	144,017	139,872	224,346
Income tax expense	55,503	54,013	52,310	84,128
Net income	$91,976	$90,004	$87,562	$140,218

Net income per common share:
Basic	$1.46	$1.44	$1.40	$2.25
Diluted	$1.45	$1.43	$1.40	$2.24

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

14.   Share repurchase program

On March 10, 2016, the Company announced that the Board of Directors authorized a share repurchase program (the 2016 Share Repurchase Program) pursuant to which the Company could repurchase up to $425,000 of the Company’s common stock. The 2016 Share Repurchase Program authorization revoked the previously authorized, but unused amounts of $172,386 from the earlier share repurchase program. The 2016 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

As part of the 2016 Share Repurchase Program, the Company entered into an Accelerated Share Repurchase (ASR) agreement with Goldman, Sachs & Co. to repurchase $200,000 of the Company’s common stock. Under the ASR agreement, the Company paid $200,000 to Goldman, Sachs & Co. and received an initial delivery of 852 shares in the first quarter of fiscal 2016, which were retired and represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. In May 2016, the ASR settled and an additional 153 shares were delivered to the Company and retired. The final number of shares delivered upon settlement was determined with reference to the average price of the Company’s common stock over the term of the agreement. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

On March 9, 2017, the Company announced that the Board of Directors authorized a new share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company could repurchase up to $425,000 of the Company’s common stock. The 2017 Share Repurchase Program authorization revoked the previously authorized but unused amount of $79,863 from the 2016 Share Repurchase Program. The 2017 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

During fiscal 2015, the Company purchased 1,034 shares of common stock for $167,396. During fiscal 2016, excluding the shares repurchased under the ASR, the Company purchased 634 shares of common stock for $144,275. During fiscal 2017, the Company purchased 1,504 shares of common stock for $367,581.

15.   Subsequent event

On March 15, 2018, the Company announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company may repurchase up to $625,000 of the Company’s common stock. The 2018 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at		Charged to			Balance at
	beginning		costs and			end
Description	of period		expenses	Deductions		of period
Fiscal 2017
Allowance for doubtful accounts	$2,079		$143	$(851)	(a)	$1,371
Shrink reserve	19,065		33,431	(37,352)		15,144
Inventory - lower of cost or market reserve	8,574		6,418	(5,332)		9,660
Insurance:
Workers comp / general liability prepaid asset	(99)	(b)	7,633	(10,424)		(2,890)
Employee health care accrued liability	7,197		64,031	(62,086)		9,142
Fiscal 2016
Allowance for doubtful accounts	$1,112		$1,709	$(742)	(a)	$2,079
Shrink reserve	15,259		35,505	(31,699)		19,065
Inventory - lower of cost or market reserve	5,003		10,691	(7,120)		8,574
Insurance:
Workers comp / general liability prepaid asset	(1,926)	(b)	9,578	(7,751)		(99)
Employee health care accrued liability	4,187		67,715	(64,705)		7,197
Fiscal 2015
Allowance for doubtful accounts	$1,346		$2,063	$(2,297)	(a)	$1,112
Shrink reserve	11,598		29,894	(26,233)		15,259
Inventory - lower of cost or market reserve	5,253		3,323	(3,573)		5,003
Insurance:
Workers comp / general liability prepaid asset	(1,789)	(b)	5,935	(6,072)		(1,926)
Employee health care accrued liability	2,435		55,423	(53,671)		4,187

(a)	Represents write-off of uncollectible accounts
(b)	Represents prepaid insurance

All other financial statement schedules required by Form 10‑K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10‑K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
2	Agreement and Plan of Merger, dated as of January 27, 2017, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Ulta Beauty, Inc. and Ulta Merger Sub, Inc.		8‑K	2	001‑33764	1/30/2017
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8‑K	3.1	001‑33764	1/30/2017
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8‑K	3.2	001‑33764	1/30/2017
3.3	Bylaws of Ulta Beauty, Inc.		8‑K	3.3	001‑33764	1/30/2017
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8‑K	10.1	001‑33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S‑1	10.7	333‑144405	8/17/2007
10.4	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S‑1	10.7(a)	333‑144405	8/17/2007
10.5	Ulta Beauty, Inc. 2002 Equity Incentive Plan*		S‑1	10.9	333‑144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S‑1	10.10	333‑144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001‑33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8‑K	10.1	001‑33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10‑K	10.17	001‑33764	4/2/2009
10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8‑K	10.1	001‑33764	6/24/2013
10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10‑Q	10.1	001‑33764	6/10/2014
10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10‑Q	10.1	001‑33764	6/4/2015
10.13	Form of Option Agreement under the 2011 Incentive Award Plan*		10‑K	10.13	001‑33764	3/28/2017
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10‑K	10.14	001‑33764	3/28/2017
10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10‑K	10.15	001‑33764	3/28/2017

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10‑K	10.16	001‑33764	3/28/2017
10.17	Restricted Stock Unit Award Agreement dated March 29, 2018, with Mary Dillon*	X
10.18	Amendment to Employment Letter Regarding Severance Entitlements, dated March 29, 2018, between Ulta Beauty, Inc. and Mary Dillon*	X
11	Computation of per share earnings (contained in Note 11 to the Consolidated Financial Statements in this Form 10-K)	X
21	List of Subsidiaries		10‑K	21	001‑33764	3/28/2017
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99

Proxy Statement for the 2018 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after February 3, 2018; except to the extent specifically incorporated by reference, the Proxy Statement for the 2017 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X

*     A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on April 3, 2018.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Mary N. Dillon	Chief Executive Officer and	April 3, 2018
Mary N. Dillon	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	April 3, 2018
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Sally E. Blount	Director	April 3, 2018
Sally E. Blount

/s/ Michelle L. Collins	Director	April 3, 2018
Michelle L. Collins

/s/ Robert F. DiRomualdo	Director	April 3, 2018
Robert F. DiRomualdo

/s/ Dennis K. Eck	Director	April 3, 2018
Dennis K. Eck

/s/ Catherine Halligan	Director	April 3, 2018
Catherine Halligan

/s/ Charles Heilbronn	Director	April 3, 2018
Charles Heilbronn

/s/ Michael R. MacDonald	Director	April 3, 2018
Michael R. MacDonald

/s/ George Mrkonic	Director	April 3, 2018
George Mrkonic

/s/ Lorna E. Nagler	Director	April 3, 2018
Lorna E. Nagler

/s/ Charles J. Philippin	Chairman of the Board of Directors	April 3, 2018
Charles J. Philippin

/s/ Vanessa A. Wittman	Director	April 3, 2018
Vanessa A. Wittman