Form 10-Q
period 2018-05-05
Ulta Beauty, Inc.
filed 2018-06-01
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 5, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 29, 2018 was 60,179,958 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 5,	February 3,	April 29,
(In thousands, except per share data)	2018	2018	2017
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$231,886	$277,445	$321,725
Short-term investments	237,193	120,000	150,000
Receivables, net	100,274	99,719	62,936
Merchandise inventories, net	1,136,816	1,096,424	1,048,431
Prepaid expenses and other current assets	96,530	98,666	89,880
Prepaid income taxes	—	1,489	—
Total current assets	1,802,699	1,693,743	1,672,972

Property and equipment, net	1,190,969	1,189,453	1,020,853
Deferred compensation plan assets	18,494	16,827	13,776
Other long-term assets	10,087	8,664	—
Total assets	$3,022,249	$2,908,687	$2,707,601

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$372,664	$325,758	$319,352
Accrued liabilities	320,423	302,307	210,379
Accrued income taxes	52,005	14,101	54,521
Total current liabilities	745,092	642,166	584,252

Deferred rent	414,219	407,916	372,478
Deferred income taxes	50,561	59,403	86,766
Other long-term liabilities	28,944	24,985	22,448
Total liabilities	1,238,816	1,134,470	1,065,944

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 60,998, 61,441, and 62,688 shares issued; 60,356, 60,822, and 62,075 shares outstanding; at May 5, 2018 (unaudited), February 3, 2018, and April 29, 2017 (unaudited), respectively	610	614	627
Treasury stock-common, at cost	(23,598)	(18,767)	(17,033)
Additional paid-in capital	711,597	698,917	675,650
Retained earnings	1,094,824	1,093,453	982,413
Total stockholders’ equity	1,783,433	1,774,217	1,641,657
Total liabilities and stockholders’ equity	$3,022,249	$2,908,687	$2,707,601

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(In thousands, except per share data)	2018	2017
Net sales	$1,543,667	$1,314,879
Cost of sales	982,954	838,871
Gross profit	560,713	476,008

Selling, general and administrative expenses	345,624	283,445
Pre-opening expenses	5,247	4,158
Operating income	209,842	188,405
Interest income, net	(1,325)	(338)
Income before income taxes	211,167	188,743
Income tax expense	46,771	60,520
Net income	$164,396	$128,223

Net income per common share:
Basic	$2.71	$2.06
Diluted	$2.70	$2.05

Weighted average common shares outstanding:
Basic	60,610	62,101
Diluted	60,909	62,594

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2018	2017
Operating activities
Net income	$164,396	$128,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,789	62,476
Deferred income taxes	1,473	268
Non-cash stock compensation charges	6,170	5,491
Loss on disposal of property and equipment	798	1,637
Change in operating assets and liabilities:
Receivables	(555)	25,695
Merchandise inventories	(40,392)	(104,456)
Prepaid expenses and other current assets	2,136	(1,259)
Income taxes	39,393	45,550
Accounts payable	46,906	59,834
Accrued liabilities	(18,810)	(54,329)
Deferred rent	6,303	6,287
Other assets and liabilities	656	327
Net cash provided by operating activities	277,263	175,744

Investing activities
Purchases of short-term investments	(237,193)	(120,000)
Proceeds from short-term investments	120,000	—
Purchases of property and equipment	(74,259)	(76,754)
Net cash used in investing activities	(191,452)	(196,754)

Financing activities
Repurchase of common shares	(133,051)	(51,597)
Stock options exercised	6,512	11,831
Purchase of treasury shares	(4,831)	(2,509)
Net cash used in financing activities	(131,370)	(42,275)

Net decrease in cash and cash equivalents	(45,559)	(63,285)
Cash and cash equivalents at beginning of period	277,445	385,010
Cash and cash equivalents at end of period	$231,886	$321,725

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$5,617	$14,442
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$(3,369)	$3,854

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Adoption of accounting standards (Note 3)	–	–	–	–	–	(29,980)	(29,980)
Stock options exercised and other awards	176	2	–	–	6,510	–	6,512
Purchase of treasury shares	–	–	(23)	(4,831)	–	–	(4,831)
Net income	–	–	–	–	–	164,396	164,396
Stock compensation charge	–	–	–	–	6,170	–	6,170
Repurchase of common shares	(619)	(6)	–	–	–	(133,045)	(133,051)
Balance – May 5, 2018	60,998	$610	(642)	$(23,598)	$711,597	$1,094,824	$1,783,433

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and store count data) (Unaudited)

1.Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty, Inc. As used in these notes and throughout this Quarterly Report on Form 10‑Q, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 5, 2018, the Company operated 1,107 stores in 48 states and the District of Columbia, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	17	Montana	6
Alaska	3	Nebraska	5
Arizona	25	Nevada	14
Arkansas	9	New Hampshire	7
California	140	New Jersey	30
Colorado	24	New Mexico	6
Connecticut	14	New York	44
Delaware	3	North Carolina	29
District of Columbia	1	North Dakota	3
Florida	76	Ohio	40
Georgia	34	Oklahoma	19
Idaho	8	Oregon	13
Illinois	53	Pennsylvania	43
Indiana	22	Rhode Island	3
Iowa	10	South Carolina	16
Kansas	11	South Dakota	2
Kentucky	11	Tennessee	22
Louisiana	17	Texas	102
Maine	3	Utah	13
Maryland	19	Virginia	26
Massachusetts	17	Washington	28
Michigan	46	West Virginia	6
Minnesota	15	Wisconsin	20
Mississippi	9	Wyoming	2
Missouri	21	Total	1,107

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 5, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2019, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended February 3, 2018. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10‑K for the year ended February 3, 2018. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2018 and 2017 ended on May 5, 2018 and April 29, 2017, respectively.

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

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Volatility rate	29.0%	31.0%
Average risk-free interest rate	2.4%	1.6%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 163 and 103 stock options during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The compensation cost charged against operating income for stock options was $2,208 and $2,142 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The weighted-average grant date fair value of these stock options was $50.10 and $70.12 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. At May 5, 2018, there was approximately $23,943 of unrecognized compensation expense related to unvested stock options.

The Company issued 83 and 35 restricted stock units during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The compensation cost charged against operating income for restricted stock units was $2,505 and $2,099 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. At May 5, 2018, there was approximately $26,810 of unrecognized compensation expense related to restricted stock units.

The Company issued 33 and 21 performance-based restricted stock units during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The compensation cost charged against operating income for performance-based restricted stock units was $1,457 and $1,250 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. At May 5, 2018, there was approximately $12,273 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842). This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and recognize an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases under current GAAP as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. ASU 2016‑02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early adoption is permitted.

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

Recently adopted accounting pronouncements

Revenue Recognition from Contracts with Customers

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09), issued as a new Topic, Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (ASC 605). The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration, which the entity expects to receive in exchange for those goods or services. The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments.

The Company adopted the new revenue standard effective February 4, 2018 using the modified retrospective transition method applied to all contracts with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company expects the impact of the adoption of the new revenue standard will be immaterial to net income on an ongoing basis. See Note 3, “Revenue”, for further details.

Liabilities – Extinguishments of Liabilities

In March 2016, the FASB issued ASU 2016‑04, Liabilities – Extinguishments of Liabilities (Subtopic 405‑20): Recognition of Breakage for Certain Prepaid Stored – Value Products. This update entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016‑04 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted the new guidance using the modified retrospective transition method in the first quarter of fiscal 2018. The adoption had no impact on the Company’s  consolidated financial position, results of operations, or cash flows.

3.Revenue

Revenue from Contracts with Customers

On February 4, 2018, the Company adopted ASC 606 using the modified retrospective method applied to all contracts as of the date of adoption. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings within the consolidated balance sheets. Under ASC 606, changes were made to the recognition timing or classification of revenues and expenses for the following:

Description	Policy under ASC 605	Policy under ASC 606
Credit card program	Recognized amounts earned under the private label credit card and co-branded credit card programs as a reduction of cost of sales and selling, general and administrative expenses.	Recognize amounts earned under private label credit card and co-branded credit card programs within net sales.
Loyalty program

Recognized revenue under the incremental cost method at the time of purchase by the guest (when points were earned). Recorded a liability for the cost associated with the future performance obligation to the guest.

Recognize revenue under the deferred revenue method by deferring the recognition of the portion of revenue related to the earning of loyalty points to a future period when the guest redeems the points or the points expire.

Gift card breakage	Recognized gift card breakage (amounts not expected to be redeemed) within selling, general and administrative expenses.	Recognize gift card breakage in net sales proportionately as other gift card balances are redeemed.
Sales refund reserve	Recognized a sales refund reserve as a net liability within accrued liabilities.	Recognize a sales refund reserve on a gross basis as a liability within accrued liabilities and a right of return asset within prepaid expense and other current assets.
E-commerce revenue	Recognized revenue based on delivery of merchandise to the guest.	Recognize revenue upon shipment of merchandise to the guest based on meeting the transfer of control criteria.

Upon the adoption of ASC 606, the Company recognized the cumulative effect of $29,980, net of tax, as a reduction to the opening balance of retained earnings as of February 4, 2018. The cumulative effect of adoption is primarily related to the change in accounting for the loyalty program. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company expects the impact of the adoption of the new revenue standard will be immaterial to net income on an ongoing basis.

Revenue recognition policies

Revenue is recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a guest;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue.

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment of the merchandise to the guest based on meeting the transfer of control criteria, net of estimated returns. Shipping and handling are treated as costs to fulfill the contract, and as a result, any fees received from guests are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. The Company provides refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales.

Salon services revenue is recognized at the time the service is provided to the guest.

Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Credit card program

The Company has agreements (the Agreements) with third parties to provide guests with private label credit cards and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online, and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. The Company’s performance obligation is to maintain the Ultamate Rewards loyalty program as only guests enrolled in the loyalty program can apply for the Credit Cards. Loyalty members earn points through purchases at Ulta Beauty and anywhere the co-branded credit card is accepted.

The Company receives payments and reimbursements of expenses in accordance with the Agreements and based on usage of the Credit Cards. The third parties reimburse the Company for the credit card program costs such as advertising and loyalty points, which help promote the credit card program. The Company recognizes income when collectability is reasonably assured, under the assumption the amounts are not constrained and it is probable that a significant revenue reversal will not occur in future periods, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs.

The Company accounts for the amounts associated with the Agreements as a single contract with the sole commercial objective to maintain the Credit Card programs. As a result, all amounts associated with the Agreements are recognized within net sales on the consolidated statements of income.

Consistent with the accounting for the customer loyalty program, the Company defers the value of the Ultamate Rewards points earned at the time of the initial purchase in accrued liabilities on the consolidated balance sheets until the points are redeemed or expire. Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are included in selling, general and administrative expenses on the consolidated statements of income.

Loyalty program

The Company maintains a customer loyalty program, Ultamate Rewards, in which program members earn points based on purchases of merchandise or services. Points earned by members are valid for at least one year and may be redeemed on any product the Company sells.

In the Ultamate Rewards loyalty program there is a contract with the guest that creates enforceable rights and obligations. In exchange for the guest’s consideration (i.e. payment), the guest is granted the right to a certain number of Ultamate Rewards points depending upon the program level and any active promotional multipliers. The points earned are a distinct promise from the original purchase that can be exchanged for future goods, which creates a performance obligation for the Company to provide goods until those points are redeemed or expire.

The standalone selling price of the goods or services provided is directly observable, as it is the price paid by the guest for those goods or services at the time of sale. The standalone selling price of the Ultamate Rewards points awarded is not directly observable and as such that amount must be estimated. The Company utilizes the expected retail value to account for Ultamate Rewards points earned and considers the expected redemption rate as part of that calculation. The estimated redemption rate is based on historical experience and other assumptions. The estimates are evaluated on an on-going basis. The Company does not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the redemption rates. The Company defers the value of the Ultamate Rewards points earned at the time of the initial purchase in accrued liabilities on the consolidated balance sheets until the points are redeemed or expire.

Gift card program

The Company’s gift card sales are deferred within accrued liabilities on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease guest balances. The Company has maintained historical data related to gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage (amounts not expected to be redeemed) to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions.

Disaggregated revenue

The following table sets forth the amount of net sales attributable to retail stores, e-commerce, salon services, and other:

	13 Weeks Ended
	May 5,		April 29,
(Dollars in thousands)	2018		2017
Retail stores	$1,301,551	84%	$1,141,873	87%
E-commerce	154,383	10%	104,278	8%
Salon services	75,675	5%	68,728	5%
Other	12,058	1%	-	0%
Total	$1,543,667	100%	$1,314,879	100%

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	May 5,	April 29,
(Percentage of net sales)	2018	2017
Cosmetics	54%	54%
Skincare, Bath & Fragrance	20%	19%
Haircare Products & Styling Tools	17%	18%
Salon Services	5%	5%
Other (nail products, accessories, and other)	4%	4%
	100%	100%

Deferred Revenue

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

During the 13 weeks ended May 5, 2018, the contract liabilities balance includes additions related to the earnings of Ultamate Rewards loyalty points or issuances of Ulta Beauty gift cards and deductions for revenues recognized during the period as a result of the redemption of Ultamate Rewards loyalty points or Ulta Beauty gift cards and breakage of Ulta Beauty gift cards. The following table provides a summary of the changes in deferred revenue (included in accrued liabilities):

(In thousands)
Balance at February 3, 2018	$110,103
Adoption of ASC 606	38,773
Additions to contract liabilities	85,834
Deductions to contract liabilities	(104,119)
Balance at May 5, 2018	$130,591

4.Commitments and contingencies

Leases – The Company leases retail stores, distribution centers, corporate offices, and certain equipment. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $65,755 and $56,784 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

5.Notes payable

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

As of May 5, 2018, February 3, 2018, and April 29, 2017, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

6.Fair value measurements

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

As of May 5, 2018, February 3, 2018, and April 29, 2017, the Company held financial liabilities of $19,346, $15,942, and $13,259, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.Investments

The Company’s short-term investments as of May 5, 2018, February 3, 2018, and April 29, 2017 consist of $237,193, $120,000, and $150,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The contractual maturity of the Company’s investments was less than twelve months at May 5, 2018.

8.Income Taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $46,771 for the 13 weeks ended May 5, 2018 represents an effective tax rate of 22.1%, compared to $60,520 of tax expense representing an effective tax rate of 32.1% for the 13 weeks ended April 29, 2017. The lower effective tax rate is primarily due to tax reform.

9.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
	May 5,	April 29,
(In thousands, except per share data)	2018	2017
Numerator for diluted net income per share – net income	$164,396	$128,223

Denominator for basic net income per share – weighted-average common shares	60,610	62,101
Dilutive effect of stock options and non-vested stock	299	493
Denominator for diluted net income per share	60,909	62,594

Net income per common share:
Basic	$2.71	$2.06
Diluted	$2.70	$2.05

The denominator for diluted net income per common share for the 13 weeks ended May 5, 2018 and April 29, 2017 excludes 461 and 163 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

10.Share repurchase program

On March 9, 2017, the Company announced that the Board of Directors authorized a share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company could repurchase up to $425,000 of the Company’s common stock. The 2017 Share Repurchase Program authorization revoked the previously authorized but unused amount of $79,863 from the earlier share repurchase program. The 2017 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

On March 15, 2018, the Company announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company may repurchase up to $625,000 of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41,317 from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended May 5, 2018, the Company purchased 619 shares of common stock for $133,051. During the 13 weeks ended April 29, 2017, the Company purchased 185 shares of common stock for $51,597.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10‑Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

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
•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended February 3, 2018, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10‑Q (including this report).

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in the following discussion to “we,” “us,” “our,” “Ulta Beauty,” the “Company,” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) acquire new guests and deepen loyalty with existing guests, 2) differentiate by delivering a distinctive and personalized guest experience across all channels, 3) offer relevant, innovative, and often exclusive products that excite our guests, 4) deliver exceptional services in three core areas: hair, skin health, and brows, 5) grow stores and e-commerce to reach and serve more guests, 6) invest in infrastructure to support our guest experience and growth, and capture scale efficiencies, and 7) attract and retain talent that drives a winning culture. We believe the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing e-commerce sales. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies, offset by incremental investments in people, systems, and supply chain required to support a 1,400 to 1,700 store chain with successful e-commerce and competitive omni-channel capabilities.

Basis of presentation

We have determined the operating segments on the same basis that we use to internally evaluate performance. We have combined our three operating segments: retail stores, e-commerce, and salon services, into one reportable segment because they have a similar class of consumers, economic characteristics, nature of products, and distribution methods.

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment of the merchandise to the guest based on meeting the transfer of control criteria, net of estimated returns. Shipping and handling are treated as costs to fulfill the contract, and as a result, any fees received from guests are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Coupons and other incentives are recorded as a reduction of net sales. Salon services revenue is recognized at the time the service is provided to the guest. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include the e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

•	the general national, regional, and local economic conditions and corresponding impact on guest spending levels;
•	the introduction of new products or brands;
•	the location of new stores in existing store markets;
•	competition;
•	our ability to respond on a timely basis to changes in consumer preferences;
•	the effectiveness of our various merchandising and marketing activities; and
•	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

•	the cost of merchandise sold (retail stores and e-commerce), including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
•	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities and insurance;
•	shipping and handling costs;
•	retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses and cleaning expenses;
•	salon services payroll and benefits; and
•	shrink and inventory valuation reserves.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2018 and 2017 ended on May 5, 2018 and April 29, 2017, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	May 5,	April 29,	May 5,	April 29,
(Dollars in thousands)	2018	2017	2018	2017
Net sales	$1,543,667	$1,314,879	100.0%	100.0%
Cost of sales	982,954	838,871	63.7%	63.8%
Gross profit	560,713	476,008	36.3%	36.2%

Selling, general and administrative expenses	345,624	283,445	22.4%	21.6%
Pre-opening expenses	5,247	4,158	0.3%	0.3%
Operating income	209,842	188,405	13.6%	14.3%
Interest income, net	(1,325)	(338)	0.1%	0.0%
Income before income taxes	211,167	188,743	13.7%	14.3%
Income tax expense	46,771	60,520	3.0%	4.6%
Net income	$164,396	$128,223	10.6%	9.8%

Other operating data:
Number of stores end of period	1,107	990
Comparable sales increase:
Retail stores and salon services comparable sales	4.7%	10.9%
E-commerce comparable sales	48.0%	70.9%
Total comparable sales increase	8.1%	14.3%

Comparison of 13 weeks ended May 5, 2018 to 13 weeks ended April 29, 2017

Net sales

Net sales increased $228.8 million or 17.4%, to $1,543.7 million for the 13 weeks ended May 5, 2018, compared to $1,314.9 million for the 13 weeks ended April 29, 2017. E-commerce sales increased $50.1 million or 48.0%, to $154.4 million compared to $104.3 million in the first quarter of 2017. Salon service sales increased $6.9 million or 10.1%, to $75.7 million compared to $68.7 million in the first quarter of 2017. The net sales increases are due to comparable stores driving an increase of $106.2 million, non-comparable store increases of $110.5 million, and other revenue increases of $12.1 million compared to the first quarter of 2017.

The 8.1% comparable sales increase consisted of a 4.7% increase in retail stores and salon services and a 48.0% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 340 basis points to the Company’s consolidated same store sales calculation for both the 13 weeks ended May 5, 2018 and April 29, 2017. The total comparable sales increase included a 5.1% increase in transactions and a 3.0% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $84.7 million or 17.8%, to $560.7 million for the 13 weeks ended May 5, 2018, compared to $476.0 million for the 13 weeks ended April 29, 2017. Gross profit as a percentage of net sales increased 10 basis points to 36.3% for the 13 weeks ended May 5, 2018, compared to 36.2% for the 13 weeks ended April 29, 2017. The increase in gross profit margin was primarily due to 50 basis points of leverage from the impact of new revenue recognition accounting. The remaining 40 basis points of deleverage is due to category and channel mix shifts and investments in our salon services and supply chain operations, partially offset by leverage in fixed store costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $62.2 million or 21.9%, to $345.6 million for the 13 weeks ended May 5, 2018, compared to $283.4 million for the 13 weeks ended April 29, 2017. SG&A as a percentage of net sales increased 80 basis points to 22.4% for the 13 weeks ended May 5, 2018, compared to 21.6% for the 13 weeks ended April 29, 2017. The increase is primarily due to 70 basis points of deleverage from the impact of new revenue recognition accounting. The remaining 10 basis points of deleverage is due to investments in store labor to support growth initiatives, partially offset by leverage in corporate overhead and marketing expenses.

Pre-opening expenses

Pre-opening expenses increased $1.1 million to $5.2 million for the 13 weeks ended May 5, 2018, compared to $4.2 million for the 13 weeks ended April 29, 2017. During the 13 weeks ended May 5, 2018, we opened 34 new stores and remodeled two stores, compared to the 13 weeks ended April 29, 2017, when we opened 18 new stores, remodeled one store, and relocated two stores.

Interest income, net

Interest income, net was $1.3 million for the 13 weeks ended May 5, 2018 compared to $0.3 million for the 13 weeks ended April 29, 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of May 5, 2018 and April 29, 2017.

Income tax expense

Income tax expense of $46.8 million for the 13 weeks ended May 5, 2018 represents an effective tax rate of 22.1%, compared to $60.5 million of tax expense representing an effective tax rate of 32.1% for the 13 weeks ended April 29, 2017. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $36.2 million or 28.2%, to $164.4 million for the 13 weeks ended May 5, 2018, compared to $128.2 million for the 13 weeks ended April 29, 2017. The increase in net income is primarily related to the $84.7 million increase in gross profit and a $13.7 million decrease in income tax expense, partially offset by a $62.2 million increase in SG&A expenses.

Liquidity and capital resources

Our primary cash needs are for capital expenditures for new, remodeled, relocated, and refreshed stores, increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases, and for continued improvement in our information technology systems.

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

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2018	2017
Net cash provided by operating activities	$277,263	$175,744
Net cash used in investing activities	(191,452)	(196,754)
Net cash used in financing activities	(131,370)	(42,275)
Net decrease in cash and cash equivalents	$(45,559)	$(63,285)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $1,136.8 million at May 5, 2018, compared to $1,048.4 million at April 29, 2017, representing an increase of $88.4 million or 8.4%. The increase in inventory is primarily due to the addition of 117 net new stores opened since April 29, 2017. Average inventory per store decreased 3.0% compared to prior year.

Deferred rent liabilities were $414.2 million at May 5, 2018, an increase of $41.7 million compared to $372.5 million at April 29, 2017. Deferred rent includes deferred construction allowances, future rental increases, free rent, and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 117 net new stores opened since April 29, 2017.

Investing activities

We have historically used cash primarily for new, remodeled, and refreshed stores (prestige boutique and related in-store merchandising upgrades), supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $74.3 million during the 13 weeks ended May 5, 2018, compared to $76.8 million during the 13 weeks ended April 29, 2017. As of May 5, 2018, we had $237.2 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2018 and 2017 consist principally of capital stock transactions and our stock repurchase program. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of May 5, 2018, February 3, 2018, and April 29, 2017. The zero outstanding borrowings position is due to a combination of factors including strong sales growth and overall performance of management initiatives including expense control. We may require borrowings under the credit facility from time to time in future periods to support our new store program, capital expenditures, or seasonal inventory needs.

Share repurchase plan

On March 9, 2017, we announced that the Board of Directors authorized a share repurchase program (the 2017 Share Repurchase Program) pursuant to which the Company could repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program authorization revoked the previously authorized but unused amount of $79.9 million from the earlier share repurchase program. The 2017 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

On March 15, 2018, we announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41.3 million from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended May 5, 2018, we purchased 618,551 shares of common stock for $133.1 million. During the 13 weeks ended April 29, 2017, we purchased 184,667 shares of common stock for $51.6 million.

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

As of May 5, 2018, February 3, 2018, and April 29, 2017, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

Off-balance sheet arrangements

As of May 5, 2018, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 5, 2018.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. Other than adoption of the new revenue accounting standard as discussed in Note 3 to our consolidated financial statements, “Revenue”, there have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10‑K for the fiscal year ended February 3, 2018.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We do not have any outstanding borrowings on our credit facility as of May 5, 2018 and April 29, 2017. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents interest from borrowings and various fees associated with the credit facility.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 5, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on February 4, 2018. We implemented changes to our processes related to revenue recognition and the control activities within them, including the development of new accounting policies, ongoing contract review requirements, and gathering of information provided for disclosures.

Part II - Other Information

Item 1.Legal Proceedings

See Note 4 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended February 3, 2018, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended February 3, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
February 4, 2018 to March 3, 2018	134,416	$203.48	134,416	$51,225
March 4, 2018 to March 31, 2018	211,624	205.61	188,569	637,527
April 1, 2018 to May 5, 2018	295,835	226.72	295,566	529,207
13 weeks ended May 5, 2018	641,875	214.89	618,551	529,207

(1)

There were 618,551 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 5, 2018 and there were 23,324 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 9, 2017, we announced the 2017 Share Repurchase Program pursuant to which the Company could repurchase up to $425.0 million of the Company’s common stock. The 2017 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. On March 15, 2018, we announced the 2018 Share Repurchase Program pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $41.3 million from the 2017 Share Repurchase Program. As of May 5, 2018, $529.2 million remained available under the $625.0 million 2018 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 1, 2018 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary