Form 10-Q
period 2018-08-04
Ulta Beauty, Inc.
filed 2018-08-30
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 4, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

incorporation or organization)		Identification No.)
Large accelerated filer ☒	Accelerated filer ☐	Non- accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 28, 2018 was 59,770,399 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 4,	February 3,	July 29,
(In thousands, except per share data)	2018	2018	2017
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$237,107	$277,445	$92,860
Short-term investments	149,000	120,000	180,000
Receivables, net	103,666	99,719	67,593
Merchandise inventories, net	1,219,685	1,096,424	1,144,702
Prepaid expenses and other current assets	103,618	98,666	98,215
Prepaid income taxes	17,082	1,489	9,124
Total current assets	1,830,158	1,693,743	1,592,494

Property and equipment, net	1,212,978	1,189,453	1,095,135
Deferred compensation plan assets	19,585	16,827	14,588
Other long-term assets	10,628	8,664	—
Total assets	$3,073,349	$2,908,687	$2,702,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$409,849	$325,758	$313,483
Accrued liabilities	348,906	302,307	256,794
Accrued income taxes	—	14,101	—
Total current liabilities	758,755	642,166	570,277

Deferred rent	422,455	407,916	387,670
Deferred income taxes	49,700	59,403	85,181
Other long-term liabilities	29,961	24,985	23,739
Total liabilities	1,260,871	1,134,470	1,066,867

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 60,518, 61,441, and 62,263 shares issued; 59,872, 60,822, and 61,645 shares outstanding; at August 4, 2018 (unaudited), February 3, 2018, and July 29, 2017 (unaudited), respectively	605	614	623
Treasury stock-common, at cost	(24,413)	(18,767)	(18,551)
Additional paid-in capital	720,535	698,917	683,156
Retained earnings	1,115,751	1,093,453	970,122
Total stockholders’ equity	1,812,478	1,774,217	1,635,350
Total liabilities and stockholders’ equity	$3,073,349	$2,908,687	$2,702,217

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales	$1,488,221	$1,289,854	$3,031,888	$2,604,733
Cost of sales	952,760	820,528	1,935,714	1,659,399
Gross profit	535,461	469,326	1,096,174	945,334

Selling, general and administrative expenses	337,142	283,427	682,766	566,872
Pre-opening expenses	4,504	6,099	9,751	10,257
Operating income	193,815	179,800	403,657	368,205
Interest income, net	(1,143)	(555)	(2,468)	(893)
Income before income taxes	194,958	180,355	406,125	369,098
Income tax expense	46,635	66,162	93,406	126,682
Net income	$148,323	$114,193	$312,719	$242,416

Net income per common share:
Basic	$2.47	$1.84	$5.18	$3.91
Diluted	$2.46	$1.83	$5.16	$3.88

Weighted average common shares outstanding:
Basic	60,070	61,935	60,340	62,018
Diluted	60,375	62,379	60,630	62,483

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 4,	July 29,
(In thousands)	2018	2017
Operating activities
Net income	$312,719	$242,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,815	125,582
Deferred income taxes	612	(1,317)
Non-cash stock compensation charges	13,172	11,649
Loss on disposal of property and equipment	499	2,348
Change in operating assets and liabilities:
Receivables	(3,947)	21,038
Merchandise inventories	(123,261)	(200,727)
Prepaid expenses and other current assets	(4,952)	(9,594)
Income taxes	(29,694)	(18,095)
Accounts payable	84,091	53,965
Accrued liabilities	(13,149)	(29,557)
Deferred rent	14,539	21,479
Other assets and liabilities	(441)	806
Net cash provided by operating activities	388,003	219,993

Investing activities
Purchases of short-term investments	(558,163)	(240,000)
Proceeds from short-term investments	529,163	90,000
Purchases of property and equipment	(141,691)	(193,210)
Net cash used in investing activities	(170,691)	(343,210)

Financing activities
Repurchase of common shares	(260,452)	(178,085)
Stock options exercised	8,448	13,179
Purchase of treasury shares	(5,646)	(4,027)
Net cash used in financing activities	(257,650)	(168,933)

Net decrease in cash and cash equivalents	(40,338)	(292,150)
Cash and cash equivalents at beginning of period	277,445	385,010
Cash and cash equivalents at end of period	$237,107	$92,860

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$121,914	$145,494
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$19,453	$25,497

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Adoption of accounting standards (Note 3)	–	–	–	–	–	(29,980)	(29,980)
Stock options exercised and other awards	208	2	–	–	8,446	–	8,448
Purchase of treasury shares	–	–	(27)	(5,646)	–	–	(5,646)
Net income	–	–	–	–	–	312,719	312,719
Stock compensation charge	–	–	–	–	13,172	–	13,172
Repurchase of common shares	(1,131)	(11)	–	–	–	(260,441)	(260,452)
Balance – August 4, 2018	60,518	$605	(646)	$(24,413)	$720,535	$1,115,751	$1,812,478

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 4, 2018, the Company operated 1,124 stores in 49 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	17	Montana	6
Alaska	3	Nebraska	5
Arizona	25	Nevada	14
Arkansas	9	New Hampshire	7
California	142	New Jersey	33
Colorado	24	New Mexico	6
Connecticut	15	New York	45
Delaware	3	North Carolina	29
Florida	76	North Dakota	3
Georgia	34	Ohio	40
Hawaii	1	Oklahoma	20
Idaho	8	Oregon	14
Illinois	55	Pennsylvania	42
Indiana	22	Rhode Island	3
Iowa	10	South Carolina	18
Kansas	11	South Dakota	2
Kentucky	11	Tennessee	22
Louisiana	17	Texas	103
Maine	3	Utah	14
Maryland	19	Virginia	26
Massachusetts	18	Washington	30
Michigan	46	West Virginia	6
Minnesota	15	Wisconsin	20
Mississippi	9	Wyoming	2
Missouri	21	Total	1,124

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks and 26 weeks ended August 4, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2019, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2018 and 2017 ended on August 4, 2018 and July 29, 2017, respectively.

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

	26 Weeks Ended
	August 4,	July 29,
	2018	2017
Volatility rate	29.0%	31.0%
Average risk-free interest rate	2.4%	1.6%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 163 and 103 stock options during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for stock options was $2,215 and $2,235 for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for stock options was $4,423 and $4,377 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The weighted-average grant date fair value of these stock options was $50.10 and $70.12 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. At August 4, 2018, there was approximately $21,720 of unrecognized compensation expense related to unvested stock options.

The Company issued 92 and 42 restricted stock units during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for restricted stock units was $3,290 and $2,354 for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for restricted stock units was $5,795 and $4,453 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. At August 4, 2018, there was approximately $25,569 of unrecognized compensation expense related to restricted stock units.

The Company issued 33 and 21 performance-based restricted stock units during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for performance-based restricted stock units was $1,722 and $1,569 for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. The compensation cost charged against operating income for performance-based restricted stock units was $3,179 and $2,819 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. At August 4, 2018, there was approximately $12,426 of unrecognized compensation expense related to performance-based restricted stock units.

Recent accounting pronouncements not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842) and has since issued additional ASUs to further clarify or add options to the issued guidance. This standard will change the way all leases of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification impacts the recognition of expense in the income statement. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, but have the option to apply this guidance to leases at the beginning of the period in which ASU 2016-02 is adopted instead. The Company continues to assess the method of adoption. ASU 2016‑02 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early adoption is permitted.

The Company will adopt the new standard in fiscal 2019. The Company formed a project team to review the current accounting policies and practices and assess the effect of the standard on the consolidated financial statements. The team is evaluating the impact of the standard, including optional practical expedients that may be elected upon adoption, and is progressing with the implementation plan. The implementation plan includes identifying the lease population, updating and assessing the lease administration software, and identifying changes to processes and controls. The adoption of ASU 2016‑02 will have a material impact on the Company’s consolidated financial position as the Company will have approximately 1,200 leased locations at the time of adoption, including the corporate office, stores, and distribution centers, however, the Company is not able to quantify the difference at this time. The Company does not believe adoption of this standard will have a material impact on the Company’s consolidated results of operations or cash flows.

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

The third parties pay the Company for the credit card program costs such as advertising and loyalty points, which help promote the credit card program. The Company recognizes revenue when collectability is reasonably assured, under the assumption the amounts are not constrained and it is probable that a significant revenue reversal will not occur in future periods, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs.

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

Disaggregated revenue

The following table sets forth the amount of net sales attributable to retail stores, e-commerce, salon services, and other:

	13 Weeks Ended				26 Weeks Ended
	August 4,		July 29,		August 4,		July 29,
(Dollars in thousands)	2018		2017		2018		2017
Retail stores	$1,271,404	85%	$1,125,479	87%	$2,572,954	85%	$2,267,352	87%
E-commerce	132,821	9%	96,329	8%	287,204	9%	200,607	8%
Salon services	74,004	5%	68,046	5%	149,679	5%	136,774	5%
Other	9,992	1%	-	0%	22,051	1%	-	0%
Total	$1,488,221	100%	$1,289,854	100%	$3,031,888	100%	$2,604,733	100%

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(Percentage of net sales)	2018	2017	2018	2017
Cosmetics	49%	50%	51%	51%
Skincare, Bath & Fragrance	20%	20%	20%	20%
Haircare Products & Styling Tools	21%	21%	19%	20%
Salon Services	5%	5%	5%	5%
Other (nail products, accessories, and other)	5%	4%	5%	4%
	100%	100%	100%	100%

Deferred revenue

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

During the 13 weeks and 26 weeks ended August 4, 2018, the contract liabilities balance includes additions related to the earnings of Ultamate Rewards loyalty points or issuances of Ulta Beauty gift cards and deductions for revenues recognized during the period as a result of the redemption of Ultamate Rewards loyalty points or Ulta Beauty gift cards and breakage of Ulta Beauty gift cards. The following table provides a summary of the changes in deferred revenue (included in accrued liabilities):

	13 Weeks Ended	26 Weeks Ended
	August 4, 2018	August 4, 2018
Beginning balance	$130,591	$110,103
Adoption of ASC 606	-	38,773
Additions to contract liabilities	89,001	174,835
Deductions to contract liabilities	(88,976)	(193,095)
Ending balance	$130,616	$130,616

4.Commitments and contingencies

Leases – The Company leases retail stores, distribution centers, and corporate offices. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $64,128 and $57,812 for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. Total rent expense under operating leases was $129,503 and $114,595 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.

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

As of August 4, 2018, February 3, 2018, and July 29, 2017, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of August 4, 2018, February 3, 2018, and July 29, 2017, the Company held financial liabilities of $20,419, $15,942, and $14,303, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

7.Investments

The Company’s short-term investments as of August 4, 2018, February 3, 2018, and July 29, 2017 consist of $149,000, $120,000, and $180,000, respectively, in certificates of deposit. These short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The contractual maturity of the Company’s investments was less than twelve months at August 4, 2018.

8.Income Taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $46,635 for the 13 weeks ended August 4, 2018 represents an effective tax rate of 23.9%, compared to $66,162 of tax expense representing an effective tax rate of 36.7% for the 13 weeks ended July 29, 2017. Income tax expense of $93,406 for the 26 weeks ended August 4, 2018 represents an effective tax rate of 23.0%, compared to $126,682 of tax expense representing an effective tax rate of 34.3% for the 26 weeks ended July 29, 2017. The lower effective tax rate is primarily due to tax reform.

9.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator for diluted net income per share – net income	$148,323	$114,193	$312,719	$242,416

Denominator for basic net income per share – weighted-average common shares	60,070	61,935	60,340	62,018
Dilutive effect of stock options and non-vested stock	305	444	290	465
Denominator for diluted net income per share	60,375	62,379	60,630	62,483

Net income per common share:
Basic	$2.47	$1.84	$5.18	$3.91
Diluted	$2.46	$1.83	$5.16	$3.88

The denominator for diluted net income per common share for the 13 weeks ended August 4, 2018 and July 29, 2017 excludes 285 and 112 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended August 4, 2018 and July 29, 2017 excludes 378 and 151 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

10. Share repurchase program

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

During the 26 weeks ended August 4, 2018, the Company purchased 1,131 shares of common stock for $260,452. During the 26 weeks ended July 29, 2017, the Company purchased 647 shares of common stock for $178,085.

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

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include e-commerce sales.  There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2018 and 2017 ended on August 4, 2018 and July 29, 2017, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(Dollars in thousands)	2018	2017	2018	2017
Net sales	$1,488,221	$1,289,854	$3,031,888	$2,604,733
Cost of sales	952,760	820,528	1,935,714	1,659,399
Gross profit	535,461	469,326	1,096,174	945,334

Selling, general and administrative expenses	337,142	283,427	682,766	566,872
Pre-opening expenses	4,504	6,099	9,751	10,257
Operating income	193,815	179,800	403,657	368,205
Interest income, net	(1,143)	(555)	(2,468)	(893)
Income before income taxes	194,958	180,355	406,125	369,098
Income tax expense	46,635	66,162	93,406	126,682
Net income	$148,323	$114,193	$312,719	$242,416

Other operating data:
Number of stores end of period	1,124	1,010	1,124	1,010
Comparable sales increase:
Retail stores and salon services comparable sales	4.0%	8.3%	4.3%	9.6%
E-commerce comparable sales	37.9%	72.3%	43.2%	71.6%
Total comparable sales increase	6.5%	11.7%	7.3%	13.0%

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(Percentage of net sales)	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	63.6%	63.8%	63.7%
Gross profit	36.0%	36.4%	36.2%	36.3%

Selling, general and administrative expenses	22.7%	22.0%	22.5%	21.8%
Pre-opening expenses	0.3%	0.5%	0.3%	0.4%
Operating income	13.0%	14.0%	13.3%	14.2%
Interest income, net	0.1%	0.0%	0.1%	0.0%
Income before income taxes	13.1%	14.0%	13.4%	14.2%
Income tax expense	3.1%	5.1%	3.1%	4.9%
Net income	10.0%	8.9%	10.3%	9.3%

Comparison of 13 weeks ended August 4, 2018 to 13 weeks ended July 29, 2017

Net sales

Net sales increased $198.4 million or 15.4%, to $1,488.2 million for the 13 weeks ended August 4, 2018, compared to $1,289.9 million for the 13 weeks ended July 29, 2017. E-commerce sales increased $36.5 million or 37.9%, to $132.8 million compared to $96.3 million in the second quarter of 2017. Salon service sales increased $6.0 million or 8.8%, to $74.0 million compared to $68.0 million in the second quarter of 2017. The net sales increases are due to comparable stores driving an increase of $83.4 million, non-comparable store increases of $105.0 million, and other revenue increases of $10.0 million compared to the second quarter of 2017.

The 6.5% comparable sales increase consisted of a 4.0% increase in retail stores and salon services and a 37.9% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 250 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended August 4, 2018, compared to 340 basis points for the 13 weeks ended July 29, 2017. The total comparable sales increase included a 3.1% increase in transactions and a 3.4% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $66.1 million or 14.1%, to $535.5 million for the 13 weeks ended August 4, 2018, compared to $469.3 million for the 13 weeks ended July 29, 2017. Gross profit as a percentage of net sales decreased 40 basis points to 36.0% for the 13 weeks ended August 4, 2018, compared to 36.4% for the 13 weeks ended July 29, 2017. The decrease in gross profit margin was due to deleverage from category and channel mix shifts and investments in our salon services and supply chain operations, partially offset by leverage from the impact of new revenue recognition accounting.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $53.7 million or 19.0%, to $337.1 million for the 13 weeks ended August 4, 2018, compared to $283.4 million for the 13 weeks ended July 29, 2017. SG&A as a percentage of net sales increased 70 basis points to 22.7% for the 13 weeks ended August 4, 2018, compared to 22.0% for the 13 weeks ended July 29, 2017. The increase is due to deleverage from the impact of new revenue recognition accounting and investments in store labor to support growth initiatives, partially offset by leverage in corporate overhead.

Pre-opening expenses

Pre-opening expenses decreased $1.6 million to $4.5 million for the 13 weeks ended August 4, 2018, compared to $6.1 million for the 13 weeks ended July 29, 2017. During the 13 weeks ended August 4, 2018, we opened 19 new stores, remodeled seven stores, and relocated one store, compared to the 13 weeks ended July 29, 2017, when we opened 20 new stores, remodeled four stores, and relocated one store.

Interest income, net

Interest income, net was $1.1 million for the 13 weeks ended August 4, 2018 compared to $0.6 million for the 13 weeks ended July 29, 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of August 4, 2018 and July 29, 2017.

Income tax expense

Income tax expense of $46.6 million for the 13 weeks ended August 4, 2018 represents an effective tax rate of 23.9%, compared to $66.2 million of tax expense representing an effective tax rate of 36.7% for the 13 weeks ended July 29, 2017. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $34.1 million or 29.9%, to $148.3 million for the 13 weeks ended August 4, 2018, compared to $114.2 million for the 13 weeks ended July 29, 2017. The increase in net income is primarily related to the $66.1 million increase in gross profit and a $19.5 million decrease in income tax expense, partially offset by a $53.7 million increase in SG&A expenses.

Comparison of 26 weeks ended August 4, 2018 to 26 weeks ended July 29, 2017

Net sales

Net sales increased $427.2 million or 16.4%, to $3,031.9 million for the 26 weeks ended August 4, 2018, compared to $2,604.7 million for the 26 weeks ended July 29, 2017. E-commerce sales increased $86.6 million or 43.2%, to $287.2 million compared to $200.6 million in the first 26 weeks of fiscal 2017. Salon service sales increased $12.9 million or 9.4%, to $149.7 million compared to $136.8 million in the first 26 weeks of fiscal 2017. The net sales increases are due to comparable stores driving an increase of $189.5 million, non-comparable store increases of $215.6 million, and other revenue increases of $22.1 million compared to the first 26 weeks of fiscal 2017.

The 7.3% comparable sales increase consisted of a 4.3% increase in retail stores and salon services and a 43.2% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 300 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended August 4, 2018, compared to 340 basis points for the 26 weeks ended July 29, 2017. The total comparable sales increase included a 4.1% increase in transactions and a 3.2% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $150.8 million or 16.0%, to $1,096.2 million for the 26 weeks ended August 4, 2018, compared to $945.3 million for the 26 weeks ended July 29, 2017. Gross profit as a percentage of net sales decreased 10 basis points to 36.2% for the 26 weeks ended August 4, 2018, compared to 36.3% for the 26 weeks ended July 29, 2017. The decrease in gross profit margin was due to deleverage from category and channel mix shifts and investments in our salon services, partially offset by leverage from the impact of new revenue recognition accounting.

Selling, general and administrative expenses

SG&A expenses increased $115.9 million or 20.4%, to $682.8 million for the 26 weeks ended August 4, 2018, compared to $566.9 million for the 26 weeks ended July 29, 2017. SG&A as a percentage of net sales increased 70 basis points to 22.5% for the 26 weeks ended August 4, 2018, compared to 21.8% for the 26 weeks ended July 29, 2017. The increase is due to deleverage from the impact of new revenue recognition accounting and investments in store labor to support growth initiatives, partially offset by leverage in corporate overhead.

Pre-opening expenses

Pre-opening expenses decreased $0.5 million to $9.8 million for the 26 weeks ended August 4, 2018, compared to $10.3 million for the 26 weeks ended July 29, 2017. During the 26 weeks ended August 4, 2018, we opened 53 new stores, remodeled nine stores, and relocated one store, compared to the 26 weeks ended July 29, 2017, when we opened 38 new stores, remodeled five stores, and relocated three stores.

Interest income, net

Interest income, net was $2.5 million for the 26 weeks ended August 4, 2018 compared to $0.9 million for the 26 weeks ended July 29, 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of August 4, 2018 and July 29, 2017.

Income tax expense

Income tax expense of $93.4 million for the 26 weeks ended August 4, 2018 represents an effective tax rate of 23.0%, compared to $126.7 million of tax expense representing an effective tax rate of 34.3% for the 26 weeks ended July 29, 2017. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $70.3 million or 29.0%, to $312.7 million for the 26 weeks ended August 4, 2018, compared to $242.4 million for the 26 weeks ended July 29, 2017. The increase in net income is primarily related to the $150.8 million increase in gross profit and a $33.3 million decrease in income tax expense, partially offset by a $115.9 million increase in SG&A expenses.

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, relocated, and refreshed stores, increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases, and for continued improvement in our information technology systems.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	August 4,	July 29,
(In thousands)	2018	2017
Net cash provided by operating activities	$388,003	$219,993
Net cash used in investing activities	(170,691)	(343,210)
Net cash used in financing activities	(257,650)	(168,933)
Net decrease in cash and cash equivalents	$(40,338)	$(292,150)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $1,219.7 million at August 4, 2018, compared to $1,144.7 million at July 29, 2017, representing an increase of $75.0 million or 6.6%. The increase in inventory is primarily due to the addition of 114 net new stores opened since July 29, 2017 and the opening of the Company’s distribution center in Fresno, California, partially offset by inventory productivity benefits from supply chain investments in new systems and merchandise planning tools. Average inventory per store decreased 4.3% compared to prior year.

Deferred rent liabilities were $422.5 million at August 4, 2018, an increase of $34.8 million compared to $387.7 million at July 29, 2017. Deferred rent includes deferred construction allowances, future rental increases, free rent, and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 114 net new stores opened since July 29, 2017.

Investing activities

We have historically used cash primarily for new, remodeled, and refreshed stores (prestige boutique and related in-store merchandising upgrades), supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $141.7 million during the 26 weeks ended August 4, 2018, compared to $193.2 million during the 26 weeks ended July 29, 2017. As of August 4, 2018, we had $149.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2018 and 2017 consist principally of capital stock transactions and our stock repurchase program. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of August 4, 2018, February 3, 2018, and July 29, 2017. The zero outstanding borrowings position is due to a combination of factors including strong sales growth and overall performance of management initiatives including expense control. We may require borrowings under the credit facility from time to time in future periods to support our new store program, capital expenditures, or seasonal inventory needs.

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

During the 26 weeks ended August 4, 2018, we purchased 1,130,694 shares of common stock for $260.5 million. During the 26 weeks ended July 29, 2017, we purchased 647,088 shares of common stock for $178.1 million.

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

As of August 4, 2018, February 3, 2018, and July 29, 2017, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

Off-balance sheet arrangements

As of August 4, 2018, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended August 4, 2018.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. Other than adoption of the new revenue accounting standard as discussed in Note 3 to our consolidated financial statements, “Revenue”, there have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10‑K for the fiscal year ended February 3, 2018.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of August 4, 2018 and July 29, 2017. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents interest from borrowings and various fees associated with the credit facility.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 4, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
May 6, 2018 to June 2, 2018	252,166	$251.01	251,874	$465,983
June 3, 2018 to June 30, 2018	113,028	247.09	113,028	438,055
July 1, 2018 to August 4, 2018	150,416	245.98	147,241	401,800
13 weeks ended August 4, 2018	515,610	248.68	512,143	401,800

(1)

There were 512,143 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 4, 2018 and there were 3,467 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 15, 2018, we announced the 2018 Share Repurchase Program pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $41.3 million from the 2017 Share Repurchase Program. As of August 4, 2018, $401.8 million remained available under the $625.0 million 2018 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 30, 2018 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary