Form 10-Q
period 2018-11-03
Ulta Beauty, Inc.
filed 2018-12-06
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 3, 2018

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

incorporation or organization)		Identification No.)
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 4, 2018 was 59,312,145 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	November 3,	February 3,	October 28,
(In thousands, except per share data)	2018	2018	2017
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$296,944	$277,445	$46,787
Short-term investments	—	120,000	60,000
Receivables, net	102,353	99,719	82,934
Merchandise inventories, net	1,484,565	1,096,424	1,349,714
Prepaid expenses and other current assets	119,817	98,666	101,403
Prepaid income taxes	22,294	1,489	5,450
Total current assets	2,025,973	1,693,743	1,646,288

Property and equipment, net	1,257,775	1,189,453	1,172,682
Goodwill	9,084	—	—
Other intangible assets	6,985	—	—
Deferred compensation plan assets	21,397	16,827	15,903
Other long-term assets	11,477	8,664	—
Total assets	$3,332,691	$2,908,687	$2,834,873

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$574,480	$325,758	$447,293
Accrued liabilities	409,603	302,307	266,435
Accrued income taxes	—	14,101	984
Total current liabilities	984,083	642,166	714,712

Deferred rent	432,052	407,916	400,477
Deferred income taxes	50,045	59,403	78,647
Other long-term liabilities	30,775	24,985	24,986
Total liabilities	1,496,955	1,134,470	1,218,822

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 60,108, 61,441, and 61,693 shares issued; 59,461, 60,822, and 61,074 shares outstanding; at November 3, 2018 (unaudited), February 3, 2018, and October 28, 2017 (unaudited), respectively	601	614	617
Treasury stock-common, at cost	(24,706)	(18,767)	(18,732)
Additional paid-in capital	731,890	698,917	691,075
Retained earnings	1,127,951	1,093,453	943,091
Total stockholders’ equity	1,835,736	1,774,217	1,616,051
Total liabilities and stockholders’ equity	$3,332,691	$2,908,687	$2,834,873

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales	$1,560,011	$1,342,181	$4,591,899	$3,946,914
Cost of sales	987,733	849,053	2,923,447	2,508,452
Gross profit	572,278	493,128	1,668,452	1,438,462

Selling, general and administrative expenses	395,453	320,729	1,078,219	887,601
Pre-opening expenses	7,612	9,732	17,363	19,989
Operating income	169,213	162,667	572,870	530,872
Interest income, net	(1,318)	(316)	(3,786)	(1,209)
Income before income taxes	170,531	162,983	576,656	532,081
Income tax expense	39,365	58,338	132,771	185,020
Net income	$131,166	$104,645	$443,885	$347,061

Net income per common share:
Basic	$2.20	$1.71	$7.38	$5.62
Diluted	$2.18	$1.70	$7.35	$5.58

Weighted average common shares outstanding:
Basic	59,724	61,299	60,135	61,778
Diluted	60,062	61,630	60,432	62,198

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	November 3,	October 28,
(In thousands)	2018	2017
Operating activities
Net income	$443,885	$347,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,652	187,710
Deferred income taxes	(408)	(7,851)
Non-cash stock compensation charges	20,308	17,898
Loss on disposal of property and equipment	1,339	5,707
Change in operating assets and liabilities:
Receivables	(2,594)	5,697
Merchandise inventories	(388,141)	(405,739)
Prepaid expenses and other current assets	(19,603)	(12,782)
Income taxes	(34,906)	(13,437)
Accounts payable	248,719	187,775
Accrued liabilities	44,114	(18,721)
Deferred rent	24,136	34,286
Other assets and liabilities	(2,287)	1,489
Net cash provided by operating activities	542,214	329,093

Investing activities
Purchases of short-term investments	(386,193)	(240,000)
Proceeds from short-term investments	506,193	210,000
Purchases of property and equipment	(256,415)	(337,639)
Acquisitions, net of cash acquired	(13,606)	—
Net cash used in investing activities	(150,021)	(367,639)

Financing activities
Repurchase of common shares	(379,423)	(309,767)
Stock options exercised	12,668	14,849
Purchase of treasury shares	(5,939)	(4,208)
Debt issuance costs	—	(551)
Net cash used in financing activities	(372,694)	(299,677)

Net increase (decrease) in cash and cash equivalents	19,499	(338,223)
Cash and cash equivalents at beginning of period	277,445	385,010
Cash and cash equivalents at end of period	$296,944	$46,787

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$168,087	$205,863
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$21,611	$24,302

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	–	–	–	–	–	443,885	443,885
Stock compensation charge	–	–	–	–	20,308	–	20,308
Adoption of accounting standards (Note 4)	–	–	–	–	–	(29,980)	(29,980)
Stock options exercised and other awards	249	3	–	–	12,665	–	12,668
Purchase of treasury shares	–	–	(28)	(5,939)	–	–	(5,939)
Repurchase of common shares	(1,582)	(16)	–	–	–	(379,407)	(379,423)
Balance – November 3, 2018	60,108	$601	(647)	$(24,706)	$731,890	$1,127,951	$1,835,736

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of November 3, 2018, the Company operated 1,163 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	18	Montana	6
Alaska	3	Nebraska	5
Arizona	27	Nevada	14
Arkansas	10	New Hampshire	7
California	149	New Jersey	34
Colorado	24	New Mexico	6
Connecticut	16	New York	45
Delaware	3	North Carolina	30
Florida	81	North Dakota	3
Georgia	35	Ohio	41
Hawaii	3	Oklahoma	20
Idaho	8	Oregon	14
Illinois	55	Pennsylvania	42
Indiana	22	Rhode Island	3
Iowa	10	South Carolina	18
Kansas	12	South Dakota	2
Kentucky	14	Tennessee	24
Louisiana	17	Texas	104
Maine	3	Utah	14
Maryland	21	Vermont	1
Massachusetts	18	Virginia	27
Michigan	46	Washington	31
Minnesota	16	West Virginia	7
Mississippi	9	Wisconsin	20
Missouri	23	Wyoming	2
		Total	1,163

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks and 39 weeks ended November 3, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2019, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2018 and 2017 ended on November 3, 2018 and October 28, 2017, respectively.

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

	39 Weeks Ended
	November 3,	October 28,
	2018	2017
Volatility rate	29.0%	30.9%
Average risk-free interest rate	2.4%	1.6%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 163 and 106 stock options during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for stock options was $2,134 and $2,212 for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for stock options was $6,557 and $6,589 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The weighted-average grant date fair value of these stock options was $50.10 and $69.61 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. At November 3, 2018, there was approximately $19,586 of unrecognized compensation expense related to unvested stock options.

The Company issued 95 and 45 restricted stock units during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for restricted stock units was $3,449 and $2,419 for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for restricted stock units was $9,244 and $6,872 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. At November 3, 2018, there was approximately $22,597 of unrecognized compensation expense related to restricted stock units.

The Company issued 33 and 21 performance-based restricted stock units during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for performance-based restricted stock units was $1,904 and $1,618 for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. The compensation cost charged against operating income for performance-based restricted stock units was

$5,083 and $4,437 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. At November 3, 2018, there was approximately $11,403 of unrecognized compensation expense related to performance-based restricted stock units.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $9,084 and $0 at November 3, 2018 and February 3, 2018, respectively. The Company recognized $9,084 of goodwill during the 13 weeks and 39 weeks ended November 3, 2018 related to the acquisitions discussed in Note 3, “Acquisitions.” The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other intangible assets with finite useful lives are amortized over their useful lives. During the 13 weeks and 39 weeks ended November 3, 2018, the Company recognized $7,066 in intangibles related to the acquisitions discussed in Note 3, “Acquisitions.” The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Recent accounting pronouncements not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842). The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification impacts the recognition of expense in the income statement. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. ASU 2016‑02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

The Company will adopt the new standard in the first quarter of fiscal 2019 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption.  Therefore, upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosures.

The Company formed a cross-functional project team to assess the impact of the standard on the consolidated financial statements and is progressing with the implementation plan, which includes identifying the lease population, updating the lease software, and identifying changes to processes and controls. The Company plans to implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. The Company will make an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice.

The adoption of ASU 2016‑02 will have a material impact on the Company’s consolidated financial position as there will be approximately 1,200 leased locations at the time of adoption, including the corporate office, stores, and distribution centers, however, the Company is not able to quantify the difference at this time. The Company does not believe adoption of this standard will have a material impact on the Company’s consolidated results of operations or cash flows.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operation, or cash flows.

Intangibles – Goodwill and Other-Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company adopted the new revenue standard effective February 4, 2018 using the modified retrospective transition method applied to all contracts with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company expects the impact of the adoption of the new revenue standard will be immaterial to net income on an ongoing basis. See Note 4, “Revenue”, for further details.

3.Acquisitions

The Company continues to make investments to evolve the customer experience, with a strong emphasis on integrating technology across the business. To support these efforts, the Company paid $13,606 to acquire two technology companies during the third quarter of fiscal 2018.

On September 10, 2018, the Company acquired QM Scientific, an artificial intelligence technology company. The acquisition is not material to the Company’s consolidated financial statements.

On October 29, 2018, the Company acquired GlamST, an augmented reality technology company. The acquisition is not material to the Company’s consolidated financial statements.

The Company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed as of November 3, 2018. Accordingly, the fair values reported may change along with a corresponding change in the goodwill recorded.

4.Revenue

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

The standalone selling price of the goods or services provided is directly observable, as it is the price paid by the guest for those goods or services at the time of sale. The standalone selling price of the Ultamate Rewards points awarded is not directly observable and as such that amount must be estimated. The Company utilizes the expected retail value to account for Ultamate Rewards points earned and considers the expected redemption rate as part of that calculation. The estimated redemption rate is based on historical experience and other assumptions. The estimates are evaluated on an on-

going basis. The Company does not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the redemption rates. The Company defers the value of the Ultamate Rewards points earned at the time of the initial purchase in accrued liabilities on the consolidated balance sheets until the points are redeemed or expire.

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

Disaggregated revenue

The following table sets forth the amount of net sales attributable to retail stores, e-commerce, salon services, and other:

	13 Weeks Ended				39 Weeks Ended
	November 3,		October 28,		November 3,		October 28,
(Dollars in thousands)	2018		2017		2018		2017
Retail stores	$1,304,816	83%	$1,155,497	86%	$3,877,770	84%	$3,422,849	87%
E-commerce	170,738	11%	119,806	9%	457,942	10%	320,413	8%
Salon services	74,012	5%	66,878	5%	223,691	5%	203,652	5%
Other	10,445	1%	-	0%	32,496	1%	-	0%
Total	$1,560,011	100%	$1,342,181	100%	$4,591,899	100%	$3,946,914	100%

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(Percentage of net sales)	2018	2017	2018	2017
Cosmetics	53%	53%	52%	53%
Skincare, Bath & Fragrance	19%	19%	20%	19%
Haircare Products & Styling Tools	19%	19%	19%	19%
Salon Services	5%	5%	5%	5%
Other (nail products, accessories, and other)	4%	4%	4%	4%
	100%	100%	100%	100%

Deferred revenue

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

During the 13 weeks and 39 weeks ended November 3, 2018, the contract liabilities balance includes additions related to the earnings of Ultamate Rewards loyalty points or issuances of Ulta Beauty gift cards and deductions for revenues recognized during the period as a result of the redemption of Ultamate Rewards loyalty points or Ulta Beauty gift cards and breakage of Ulta Beauty gift cards. The following table provides a summary of the changes in deferred revenue (included in accrued liabilities):

	13 Weeks Ended	39 Weeks Ended
	November 3, 2018	November 3, 2018
Beginning balance	$130,616	$110,103
Adoption of ASC 606	-	38,773
Additions to contract liabilities	90,285	265,120
Deductions to contract liabilities	(85,305)	(278,400)
Ending balance	$135,596	$135,596

5.Commitments and contingencies

Leases – The Company leases retail stores, distribution centers, and corporate offices. Original non-cancelable lease terms range from three to ten years, and store leases generally contain renewal options for additional years. Total rent expense under operating leases was $66,779 and $60,687 for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. Total rent expense under operating leases was $196,282 and $175,282 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

6.Notes payable

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

As of November 3, 2018, February 3, 2018, and October 28, 2017, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

7.Fair value measurements

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

As of November 3, 2018, February 3, 2018, and October 28, 2017, the Company held financial liabilities of $22,128, $15,942, and $16,143, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

8.Investments

The Company did not have any short-term investments as of November 3, 2018. The Company’s short-term investments as of February 3, 2018 and October 28, 2017 consisted of $120,000 and $60,000, respectively, in certificates of deposit. Short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments.

9.Income Taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $39,365 for the 13 weeks ended November 3, 2018 represents an effective tax rate of 23.1%, compared to $58,338 of tax expense representing an effective tax rate of 35.8% for the 13 weeks ended October 28, 2017. Income tax expense of $132,771 for the 39 weeks ended November 3, 2018 represents an effective tax rate of 23.0%, compared to $185,020 of tax expense representing an effective tax rate of 34.8% for the 39 weeks ended October 28, 2017. The lower effective tax rate is primarily due to tax reform.

10.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator for diluted net income per share – net income	$131,166	$104,645	$443,885	$347,061

Denominator for basic net income per share – weighted-average common shares	59,724	61,299	60,135	61,778
Dilutive effect of stock options and non-vested stock	338	331	297	420
Denominator for diluted net income per share	60,062	61,630	60,432	62,198

Net income per common share:
Basic	$2.20	$1.71	$7.38	$5.62
Diluted	$2.18	$1.70	$7.35	$5.58

The denominator for diluted net income per common share for the 13 weeks ended November 3, 2018 and October 28, 2017 excludes 106 and 259 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended November 3, 2018 and October 28, 2017 excludes 298 and 172 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

11.Share repurchase program

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

During the 39 weeks ended November 3, 2018, the Company purchased 1,582 shares of common stock for $379,423. During the 39 weeks ended October 28, 2017, the Company purchased 1,238 shares of common stock for $309,767.

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

•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
•	the possibility of material disruptions to our information systems;
•	changes in the wholesale cost of our products;
•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
•	natural disasters that could negatively impact sales;
•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
•	the ability to execute our Efficiencies for Growth cost optimization program; and
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

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers all things beauty, all in one place, a compelling value proposition, and a convenient and welcoming shopping environment. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

On January 29, 2017, we implemented a holding company reorganization pursuant to which Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty, Inc.

We are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. We focus on providing affordable indulgence to our guests by combining unmatched product breadth, value, and convenience with a distinctive specialty retail environment and experience. Key aspects of our business include: our ability to offer our guests a unique combination of more than 25,000 beauty products across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools, as well as a full-service salon in every store featuring hair, skin, and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) drive growth across beauty enthusiast segments, 2) deepen Ulta Beauty love and loyalty, 3) deliver a one of a kind, world class beauty assortment, 4) lead the in-store and beauty services experience transformation, 5) reinvent beauty digital engagement, 6) deliver operational excellence and drive efficiencies, and 7) invest in talent that drives a winning culture: guest and associate centric, values-based, high performance. We believe the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing e-commerce sales. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies, offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain with successful e-commerce and competitive omni-channel capabilities.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2018 and 2017 ended on November 3, 2018 and October 28, 2017, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(Dollars in thousands)	2018	2017	2018	2017
Net sales	$1,560,011	$1,342,181	$4,591,899	$3,946,914
Cost of sales	987,733	849,053	2,923,447	2,508,452
Gross profit	572,278	493,128	1,668,452	1,438,462

Selling, general and administrative expenses	395,453	320,729	1,078,219	887,601
Pre-opening expenses	7,612	9,732	17,363	19,989
Operating income	169,213	162,667	572,870	530,872
Interest income, net	(1,318)	(316)	(3,786)	(1,209)
Income before income taxes	170,531	162,983	576,656	532,081
Income tax expense	39,365	58,338	132,771	185,020
Net income	$131,166	$104,645	$443,885	$347,061

Other operating data:
Number of stores end of period	1,163	1,058	1,163	1,058
Comparable sales increase:
Retail stores and salon services comparable sales	4.4%	6.6%	4.3%	8.6%
E-commerce comparable sales	42.5%	62.9%	42.9%	68.2%
Total comparable sales increase	7.8%	10.3%	7.5%	12.1%

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(Percentage of net sales)	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3%	63.3%	63.7%	63.6%
Gross profit	36.7%	36.7%	36.3%	36.4%

Selling, general and administrative expenses	25.3%	23.9%	23.5%	22.5%
Pre-opening expenses	0.5%	0.7%	0.4%	0.5%
Operating income	10.8%	12.1%	12.5%	13.5%
Interest income, net	0.1%	0.0%	0.1%	0.0%
Income before income taxes	10.9%	12.1%	12.6%	13.5%
Income tax expense	2.5%	4.3%	2.9%	4.7%
Net income	8.4%	7.8%	9.7%	8.8%

Comparison of 13 weeks ended November 3, 2018 to 13 weeks ended October 28, 2017

Net sales

Net sales increased $217.8 million or 16.2%, to $1,560.0 million for the 13 weeks ended November 3, 2018, compared to $1,342.2 million for the 13 weeks ended October 28, 2017. E-commerce sales increased $50.9 million or 42.5%, to $170.7 million compared to $119.8 million in the third quarter of 2017. Salon service sales increased $7.1 million or 10.7%, to $74.0 million compared to $66.9 million in the third quarter of 2017. The net sales increases are due to comparable stores driving an increase of $103.6 million, non-comparable store increases of $103.8 million, and other revenue increases of $10.4 million compared to the third quarter of 2017.

The 7.8% comparable sales increase consisted of a 4.4% increase in retail stores and salon services and a 42.5% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 340 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended November 3, 2018, compared to 370 basis points for 13 weeks ended October 28, 2017. The total comparable sales increase included a 5.3% increase in transactions and a 2.5% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $79.2 million or 16.1%, to $572.3 million for the 13 weeks ended November 3, 2018, compared to $493.1 million for the 13 weeks ended October 28, 2017. Gross profit as a percentage of net sales was 36.7% for both the 13 weeks ended November 3, 2018 and the 13 weeks ended October 28, 2017. Gross profit margin deleveraged from category and channel mix shifts and investments in our salon services and supply chain operations, fully offset by leverage in fixed store costs and the impact of new revenue recognition accounting.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $74.7 million or 23.3%, to $395.5 million for the 13 weeks ended November 3, 2018, compared to $320.7 million for the 13 weeks ended October 28, 2017. SG&A as a percentage of net sales increased 140 basis points to 25.3% for the 13 weeks ended November 3, 2018, compared to 23.9% for the 13 weeks ended October 28, 2017. The increase is due to deleverage from investments in store labor to support growth initiatives, deleverage in marketing expenses, and the impact of new revenue recognition accounting, partially offset by leverage in corporate overhead.

Pre-opening expenses

Pre-opening expenses decreased $2.1 million to $7.6 million for the 13 weeks ended November 3, 2018, compared to $9.7 million for the 13 weeks ended October 28, 2017. During the 13 weeks ended November 3, 2018, we opened 42 new stores, remodeled four stores, and relocated one store, compared to the 13 weeks ended October 28, 2017, when we opened 48 new stores, remodeled five stores, and relocated two stores.

Interest income, net

Interest income, net was $1.3 million for the 13 weeks ended November 3, 2018 compared to $0.3 million for the 13 weeks ended October 28, 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of November 3, 2018 and October 28, 2017.

Income tax expense

Income tax expense of $39.4 million for the 13 weeks ended November 3, 2018 represents an effective tax rate of 23.1%, compared to $58.3 million of tax expense representing an effective tax rate of 35.8% for the 13 weeks ended October 28, 2017. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $26.5 million or 25.3%, to $131.2 million for the 13 weeks ended November 3, 2018, compared to $104.6 million for the 13 weeks ended October 28, 2017. The increase in net income is primarily related to the $79.2 million increase in gross profit and a $19.0 million decrease in income tax expense, partially offset by a $74.7 million increase in SG&A expenses.

Comparison of 39 weeks ended November 3, 2018 to 39 weeks ended October 28, 2017

Net sales

Net sales increased $645.0 million or 16.3%, to $4,591.9 million for the 39 weeks ended November 3, 2018, compared to $3,946.9 million for the 39 weeks ended October 28, 2017. E-commerce sales increased $137.5 million or 42.9%, to $457.9 million compared to $320.4 million in the first 39 weeks of fiscal 2017. Salon service sales increased $20.0 million or 9.8%, to $223.7 million compared to $203.7 million in the first 39 weeks of fiscal 2017. The net sales increases are due to comparable stores driving an increase of $293.1 million, non-comparable store increases of $319.4 million, and other revenue increases of $32.5 million compared to the first 39 weeks of fiscal 2017.

The 7.5% comparable sales increase consisted of a 4.3% increase in retail stores and salon services and a 42.9% increase in e-commerce sales. The inclusion of e-commerce sales resulted in an increase of approximately 320 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended November 3, 2018, compared to 350 basis points for the 39 weeks ended October 28, 2017. The total comparable sales increase included a 4.5% increase in transactions and a 3.0% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $230.0 million or 16.0%, to $1,668.5 million for the 39 weeks ended November 3, 2018, compared to $1,438.5 million for the 39 weeks ended October 28, 2017. Gross profit as a percentage of net sales decreased 10 basis points to 36.3% for the 39 weeks ended November 3, 2018, compared to 36.4% for the 39 weeks ended October 28, 2017. The decrease in gross profit margin was due to deleverage from category and channel mix shifts and investments in our salon services and supply chain operations, partially offset by leverage in fixed store costs and the impact of new revenue recognition accounting.

Selling, general and administrative expenses

SG&A expenses increased $190.6 million or 21.5%, to $1,078.2 million for the 39 weeks ended November 3, 2018, compared to $887.6 million for the 39 weeks ended October 28, 2017. SG&A as a percentage of net sales increased 100 basis points to 23.5% for the 39 weeks ended November 3, 2018, compared to 22.5% for the 39 weeks ended

October 28, 2017. The increase is due to deleverage from investments in store labor to support growth initiatives, deleverage in marketing expenses, and the impact of new revenue recognition accounting, partially offset by leverage in corporate overhead.

Pre-opening expenses

Pre-opening expenses decreased $2.6 million to $17.4 million for the 39 weeks ended November 3, 2018, compared to $20.0 million for the 39 weeks ended October 28, 2017. During the 39 weeks ended November 3, 2018, we opened 95 new stores, remodeled 13 stores, and relocated two stores, compared to the 39 weeks ended October 28, 2017, when we opened 86 new stores, remodeled 10 stores, and relocated five stores.

Interest income, net

Interest income, net was $3.8 million for the 39 weeks ended November 3, 2018 compared to $1.2 million for the 39 weeks ended October 28, 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of November 3, 2018 and October 28, 2017.

Income tax expense

Income tax expense of $132.8 million for the 39 weeks ended November 3, 2018 represents an effective tax rate of 23.0%, compared to $185.0 million of tax expense representing an effective tax rate of 34.8% for the 39 weeks ended October 28, 2017. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $96.8 million or 27.9%, to $443.9 million for the 39 weeks ended November 3, 2018, compared to $347.1 million for the 39 weeks ended October 28, 2017. The increase in net income is primarily related to the $230.0 million increase in gross profit and a $52.2 million decrease in income tax expense, partially offset by a $190.6 million increase in SG&A expenses.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	November 3,	October 28,
(In thousands)	2018	2017
Net cash provided by operating activities	$542,214	$329,093
Net cash used in investing activities	(150,021)	(367,639)
Net cash used in financing activities	(372,694)	(299,677)
Net increase (decrease) in cash and cash equivalents	$19,499	$(338,223)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

Merchandise inventories were $1,484.6 million at November 3, 2018, compared to $1,349.7 million at October 28, 2017, representing an increase of $134.9 million or 10.0%. The increase in inventory is primarily due to the addition of 105 net new stores opened since October 28, 2017 and the opening of the Company’s distribution center in Fresno, California, partially offset by inventory productivity benefits from supply chain investments in new systems and merchandise planning tools. Average inventory per store was flat compared to prior year.

Deferred rent liabilities were $432.1 million at November 3, 2018, an increase of $31.6 million compared to $400.5 million at October 28, 2017. Deferred rent includes deferred construction allowances, future rental increases, free rent, and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 105 net new stores opened since October 28, 2017.

Investing activities

We have historically used cash primarily for new, remodeled, and refreshed stores (prestige boutique and related in-store merchandising upgrades), supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $256.4 million during the 39 weeks ended November 3, 2018, compared to $337.6 million during the 39 weeks ended October 28, 2017. During the 39 weeks ended November 3, 2018, we also acquired two technology companies for $13.6 million to evolve the customer experience. See Note 3 to our consolidated financial statements, “Acquisitions.”

Financing activities

Financing activities in fiscal 2018 and 2017 consist principally of capital stock transactions and our stock repurchase program. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of November 3, 2018, February 3, 2018, and October 28, 2017. The zero outstanding borrowings position is due to a combination of factors including strong sales growth and overall performance of management initiatives including expense control. We may require borrowings under the credit facility from time to time in future periods to support our new store program, capital expenditures, or seasonal inventory needs.

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

During the 39 weeks ended November 3, 2018, we purchased 1,582,118 shares of common stock for $379.4 million. During the 39 weeks ended October 28, 2017, we purchased 1,237,949 shares of common stock for $309.8 million.

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

As of November 3, 2018, February 3, 2018, and October 28, 2017, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

Off-balance sheet arrangements

As of November 3, 2018, we have not entered into any “off-balance sheet” arrangements, as described by the SEC. We do, however, have off-balance sheet operating leases and purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended November 3, 2018.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. Other than adoption of the new revenue accounting standard as discussed in Note 4 to our consolidated financial statements, “Revenue”, there have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10‑K for the fiscal year ended February 3, 2018.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of November 3, 2018 and October 28, 2017. Interest income from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase is partially offset by interest expense, which represents interest from borrowings and various fees associated with the credit facility.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of November 3, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 5 to our consolidated financial statements, “Commitments and contingencies – General litigation,” for information on legal proceedings.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
August 5, 2018 to September 1, 2018	122,496	$237.56	122,496	$372,700
September 2, 2018 to September 29, 2018	15,954	277.94	15,261	368,460
September 30, 2018 to November 3, 2018	314,016	272.98	313,667	282,836
13 weeks ended November 3, 2018	452,466	263.57	451,424	282,836

(1)

There were 451,424 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended November 3, 2018 and there were 1,042 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 15, 2018, we announced the 2018 Share Repurchase Program pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $41.3 million from the 2017 Share Repurchase Program. As of November 3, 2018, $282.8 million remained available under the $625.0 million 2018 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 6, 2018 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary