Form 10-K
period 2019-02-02
Ulta Beauty, Inc.
filed 2019-04-02
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 3, 2018, as reported on the NASDAQ Global Select Market, was approximately $10,735,950,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 28, 2019 was 58,803,744 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10‑K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 2, 2019.

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

•	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
•	the ability to execute our Efficiencies for Growth cost optimization program;
•	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
•	the possibility of material disruptions to our information systems;
•	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
•	changes in the wholesale cost of our products;
•	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
•	our ability to attract and retain key executive personnel;
•	natural disasters that could negatively impact sales;
•	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10‑K for the year ended February 2, 2019, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10‑Q.

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

Shopping Experience. Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores, website, and mobile applications offer more than 25,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our bright and open store environment and easy to shop website and mobile applications encourage our guests to enjoy discovering new products and services. We believe we offer the widest selection of categories across prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. We also offer a full-service salon in every store featuring hair, skin, makeup, and brow services.

Value Proposition. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and targeted promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events, and gifts with purchase.

Convenience. Our stores are predominantly located in convenient, high-traffic locations such as power centers.  Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon.  Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of February 2, 2019, we operated 1,174 retail stores across 50 states, as well as an e-commerce website and mobile applications.

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, a compelling value proposition, and a convenient and welcoming shopping environment.  We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category and has high expectations for the shopping experience. We estimate that beauty enthusiasts represent approximately 57% of shoppers and 77% of spend in the U.S. beauty category.

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

Drive growth across beauty enthusiast consumer groups. We target beauty enthusiasts across multiple demographics and shopping behaviors. With the unique needs and perspectives of our beauty enthusiast consumer groups, we have evolved how we connect with each group individually. We believe we can drive guest acquisition across beauty enthusiast consumer groups by evolving our brand purpose and marketing mix, expanding our efforts to target specific consumer groups, and driving our leadership as a diversity forward brand.

As we sharpen our brand positioning, we are increasing awareness of the Ulta Beauty brand by communicating our brand differentiation through broad scale advertising. We leverage a wide range of marketing tactics including digital, television, direct mail, social media, and public relations to drive brand engagement, deepen the guest connection to Ulta Beauty, and strengthen our authority in the beauty category. We also plan to continue to drive brand awareness and traffic by making human connections in more innovative and meaningful ways by continuing to transform our marketing mix towards channels of the future.

Deepen Ulta Beauty love and loyalty. We believe we can expand Ulta Beauty’s reach, relevancy, and engagement with our guests by evolving the value proposition of our Ultamate Rewards program, building strategic partnerships that create incremental value for our guests, and using our customer data to deliver personalized member experiences. We have more than 31.8 million active Ulta Beauty guests enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent over 95% of our annual total net sales, and our data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. We aim to continue to innovate this program to keep it relevant, exciting, engaging, and growing. Our vision is to personalize messaging, communication, and experiences across every touch point: in-store, online, and through digital (including mobile) and print channels.

Deliver a one of a kind, world class beauty assortment. Assortment is at the center of our value proposition and represents a core differentiator within the market. We engage beauty enthusiasts to discover and play across all categories with an enticing assortment focused on innovation and leading trends, differentiation and exclusivity, and speed to market. We believe our broad selection of merchandise across categories, price points, and brands offer a unique shopping experience for our guests. While the products we sell can be found in department stores, specialty stores, salons, drug stores, mass merchandisers, and pure-play e-commerce companies, we offer approximately 500 brands so that our guests can find everything they need in one shopping trip. We continue to evolve our assortment to meet our guests’ desire for new and exclusive products. We also continue to upgrade and enhance the Ulta Beauty Collection, our private label, which offers products in key categories such as cosmetics, skincare, and bath. Because of our broad array of categories, brand, and price points, we appeal to a wide range of consumers of all ages, demographics, and lifestyles.

Lead the in-store and beauty services experience transformation. The Ulta Beauty guest experience today is differentiated by our broad array of categories, brands and price points, high quality services, and friendly, well-trained associates. Our strategic vision is to transcend our competition by creating an immersive store experience that brings beauty to life in ways others cannot, by weaving together the best of products and services, focusing on human connection, and delivering a meaningful guest experience. Ulta Beauty is a leading salon authority that provides high quality and consistent services from our licensed stylists, with a focus on hair, skin, makeup, and brows. Our service offering is an important platform because it creates a means to connect more closely with our guests and to elevate their experience in our stores. Our strategy is to drive awareness and trial of our salon services with new guests as well as accelerate the frequency of existing guests’ visits. Salon guests shop more frequently and spend almost three times more than non-salon guests based on our loyalty guest data. We believe focusing on guest satisfaction, increasing effectiveness of promotions, and optimizing staffing, scheduling, and training will make our services business an even stronger differentiator in our stores.

Reinvent beauty digital engagement. Our strategic vision is to build industry leading e-commerce experiences that engage our guests through our differentiated assortment, personalization, convenience and interactive experiences. Our omnichannel guests are extremely valuable, spending nearly three times more than retail only guests. To increase this engagement, we have a multifaceted approach to communicate, engage, and transact across all channels and touch points. By creating digital experiences that are visual and immersive, and seamlessly merging content and commerce, we aim to be the unmatched source of personalized beauty information and make the beauty shopping experience fun, interactive, easy, and functional. During fiscal 2018, we extended our digital innovation capabilities by partnering with technology companies such as Spruce and Iterate, and by acquiring technology companies GlamST and QM Scientific.

Deliver operational excellence and drive efficiencies. Our strategic vision is to manage end-to-end speed, quality, and efficiency to deliver exceptional guest experience, while leveraging efficiencies of scale to drive profit improvement.  These operating efficiencies will help us fund investments required for future growth. Through our cost optimization program, Efficiencies For Growth, we plan to achieve cost savings in four work streams: category performance improvement, indirect procurement, end-to-end operations, and real estate. We expect to achieve savings of $150 million to $200 million through this program over the next three years.

Invest in talent that drives a winning culture. Leadership, culture, and engagement of our associates are key drivers of our performance. We have an experienced management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. Our well-trained, non-commissioned store associates are highly engaged and deliver a differentiated guest experience. We continue to expand the depth of our team at all levels and in all functional areas to support our growth.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $145 billion in sales, according to Euromonitor International and IBIS World Inc. The approximately $86 billion beauty products industry includes cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. The approximately $59 billion salon services industry consists of hair, skin, and nail services.

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

Our stores

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

We offer a full range of services in all of our stores, focusing on hair, skin, makeup, and brow services. Our current Ulta Beauty store format includes an open and modern salon area with approximately eight to ten stations and the majority of our stores offer brow services.  The salon features a concierge desk, skin treatment room or dedicated skin treatment area, and shampoo and hair color processing area. We employ highly skilled licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare regimens, and at-home care recommendations.

In fiscal 2018, 74% of new stores opened in existing shopping centers and 26% opened in new shopping centers. Almost all new stores were filling in existing markets compared to new markets. As of February 2, 2019, we operated 1,174 stores across 50 states.

In addition to opening new stores, we also remodeled, relocated, or refreshed (in-store fixtures and merchandising upgrades) certain stores, as shown in the following table:

	Fiscal year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Total stores beginning of period	1,074	974	874
Stores opened	107	102	104
Stores closed	(7)	(2)	(4)
Total stores end of period	1,174	1,074	974

Total square footage	12,337,145	11,300,920	10,271,184
Average square footage per store	10,509	10,522	10,545

Stores remodeled	13	11	12
Stores relocated	2	7	2
Stores refreshed	109	190	213

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, a key part of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store base to between 1,500 to 1,700 Ulta Beauty stores in the United States. We plan to further penetrate existing suburban markets, expand our presence in small markets, and further develop urban markets. Our rigorous analytical approach to site selection has translated into a high performing real estate portfolio. We expect to open approximately 70 to 80 new stores per year for the next several years. The average investment required to open a new Ulta Beauty store is approximately $1.4 million, which includes capital investments, net of landlord contributions, pre-

opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

Omnichannel strategy

In addition to store expansion, we expect to significantly grow our omnichannel capabilities. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand and driving traffic to our stores, website, and native applications. Our omnichannel guests are extremely valuable, spending nearly three times as much as retail only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, product assortment, new brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, best in class features and functionality, interactive experiences, including virtual try-on capabilities, and social media content. We also continue to improve our order fulfillment capabilities with increased speed of delivery through new distribution centers and efficient processes designed for e-commerce order fulfillment.  We have begun to roll out omnichannel capabilities such as “Buy Online, Pick-up in Store” and during 2018, we deployed “Store 2 Door” in all stores which provide the ability for customers to order in-store and have products delivered to their homes.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. A typical Ulta Beauty store carries more than 25,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. We present these products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors current fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant to our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

We believe our private label products, the Ulta Beauty Collection, are a strategically important category for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production in order to deliver differentiated packaging and formulas to build our brand image. We also offer products such as Tarte Double Duty Beauty cosmetics, IT Brushes for Ulta Beauty, and CHI for Ulta Beauty hair care appliances that are permanently exclusive to Ulta Beauty. We also offer a number of products that are exclusive for a limited time or are offered in advance of our competitors. The Ulta Beauty Collection and Ulta Beauty exclusive products, both permanent and temporary, represented approximately 6.5% of our total net sales in fiscal 2018.

Categories

We offer a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) salon services; and (5) other, which includes nail products and accessories. We have gained market share across all categories of our business.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Cosmetics	51%	51%	51%
Skincare, Bath & Fragrance	21%	21%	20%
Haircare Products & Styling Tools	19%	19%	20%
Salon Services	4%	5%	5%
Other (nail products, accessories, and other)	5%	4%	4%
	100%	100%	100%

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

Vendor partnerships

We have strong, active relationships with our more than 400 vendor partners. Our top ten vendor partners, such as Estée Lauder Companies, L’Oréal, and Shiseido among others, represented approximately 62% and 64% of our total net sales in fiscal 2018 and fiscal 2017, respectively. We believe our vendor partners view us as a significant distribution channel for growth and brand enhancement and we work closely with them to market both new and existing brands.

Marketing and advertising

Marketing strategy

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores, website, and mobile applications, acquire new guests, improve guest retention, and increase frequency of shopping. We communicate with our guests and prospective guests through multiple vehicles, including print advertising, digital and social media, and television and radio. These vehicles highlight the breadth of our selection of prestige, mass, and salon beauty products, new products and services, and special offers. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts related to the Ulta Beauty Charitable Foundation, and drives awareness of new products, in-store events, and new store openings.

Our loyalty program, Ultamate Rewards, is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Approximately 31.8 million active loyalty program members generated more than 95% of Ulta Beauty’s total net sales in fiscal 2018. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell or service provided. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. We continue to expand our gift card program to increase distribution to thousands of supermarkets and other retailers through a partnership with third parties.

We are directing a growing percentage of our marketing expense towards email marketing, digital and social marketing, and national TV and radio advertising. We believe these channels are highly effective in communicating with existing guests, as well as reaching those who have not yet shopped with us. Our email marketing program has been effective in communicating with our existing online, mobile, and retail guests in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with our national TV and radio advertising, has helped us grow brand awareness among those not familiar with Ulta Beauty, which we believe has resulted in new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is staffed with a general manager, a salon manager, two associate managers, a full time prestige manager, a part time operations manager, and approximately twenty full and part-time associates; including approximately four to eight prestige consultants and eight to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Store Operations, who in turn reports to the Chief Store Operations Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers, and vendor partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with eight to ten licensed salon professionals, including a salon manager, six or more stylists, and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor partner education classes create a comprehensive educational program for approximately 9,700 Ulta Beauty salon professionals.

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

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta Beauty’s mission, vision, and values. We train and educate our new store managers, prestige beauty advisors, and sales associates on our beauty products and services, our policies and procedures, opening and closing routines, guest service expectations, loss prevention practices, and our culture. We provide continuing education to salon professionals and retail associates throughout their careers at Ulta Beauty. Our learning management system and our digital workplace system allows us to provide ongoing training to all associates to continually enhance their product knowledge, technical skills, and guest service expertise. In contrast to the sales teams at traditional department stores, our retail sales teams are not commissioned. Our prestige beauty advisors are trained to work across all prestige lines and within our prestige boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), where guests can receive makeup demonstrations, skin analysis, and assistance in selecting the products and services that suit them best.

Distribution

Our vision is to develop an expanded and optimized end-to-end supply chain that improves operational efficiency, performance, and guest experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store program and rapid e-commerce growth. Currently, we operate five distribution centers. Starting in fiscal 2019, we expect to open a fast fulfillment center and pilot “Ship from Store” capabilities to reduce e-commerce shipment time.

Inventory is shipped from our suppliers to our distribution centers. We carry more than 25,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers use distribution management and distribution control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, marketing, finance, accounting, and human resources. Our core business systems consist mostly of purchased software programs that integrate together and with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution center infrastructure and provides communications for continual polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people, and processes. We update the technology supporting our stores, distribution infrastructure, and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate growth and enhance our competitive position.

Intellectual property

We have registered trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Beauty and two related designs, Ulta.com and Ulta Salon, Cosmetics & Fragrance (and design). We maintain our marks and monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada, Mexico and other countries in Latin America, Europe, and Asia.

We believe our trademarks, especially those related to the Ulta Beauty brand, “The Possibilities are Beautiful®”, and “21 Days of Beauty®” have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints exist at the federal, state, or local levels in the United States. The products we sell in our stores, such as cosmetics, dietary supplements, food and over-the-counter (OTC) drugs, medical devices, and styling tools, including our Ulta Beauty branded products, may be subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the Environmental Protection Agency (EPA), state regulatory agencies, and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, and distribution of the products. In addition, the salon services provided in our stores may be subject to state and local regulations.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic Act) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific regulatory requirements, including ingredient, labeling, and manufacturing requirements. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g. blow dryers and curling irons) are regulated by the CPSC, which has strict requirements including the requirement to report certain product defects. The labeling and packaging of all of these products may also be subject to the requirements of the Fair Packaging and Labeling Act and state specific requirements.

Further, statements we make in advertising, including statements about the safety or efficacy of products, pricing, and environmental claims, are subject to federal and state consumer protection laws, which generally prohibit unfair or deceptive practices.

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

Employees

As of February 2, 2019, we employed approximately 16,000 associates on a full-time basis and approximately 28,000 associates on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

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

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline. For more information on our quarterly results of operations, see Note 17 to our consolidated financial statements, “Selected quarterly financial data (unaudited),” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers may not be adequate to support our historical growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate five distribution facilities, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform. In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omnichannel capabilities. In order to support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers or fast fulfillment centers (e-commerce only) will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 25,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our e-commerce platform may be unsuccessful.

We offer most of our beauty products for sale through our Ulta.com website. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software, and other related operational systems. Although we believe that our omnichannel participation is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce platform successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online or through our mobile applications rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet or mobile customers to consider competing distributors of beauty products. Offering products through our internet channel or through our mobile applications could also cause some of our current or potential vendors to consider competing internet or mobile offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce platform, the impact of attracting existing rather than new guests, conflicts between product offerings online or through our mobile applications and through our stores, and opening up our channels to increased competition from pure-play e-commerce companies could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plans and successfully open and operate new stores on a profitable basis. There can be no assurance that we will be successful in implementing our growth plans or long-range strategic imperatives, including our Efficiencies for Growth cost optimization program, and our failure to do so could have a material adverse effect on our business, financial condition, profitability, and cash flows. We intend to continue to grow our number of stores for the foreseeable future. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain, and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems, and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Cybersecurity breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company and/or business partners’ information, damage our reputation, and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

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

Our e-commerce operations are increasingly important to our business. The Ulta.com website and our mobile applications serve as an effective extension of Ulta Beauty’s marketing and prospecting strategies (beyond catalogs, newspaper inserts, and national advertising) by exposing potential new customers to the Ulta Beauty brand, product offerings, and enhanced content. As the importance of our website, mobile applications, and e-commerce operations to our business grows, we are increasingly vulnerable to downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

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

During fiscal 2018 and fiscal 2017, merchandise supplied to Ulta Beauty by our top ten vendor partners accounted for approximately 62% and 64% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendor partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Use of social media may adversely impact our reputation.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based and mobile communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy or source. The harm may be immediate without affording us an opportunity for redress or correction.

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

From time to time, we are subject to litigation, including potential class action and single-plaintiff litigation and other legal or regulatory proceedings or claims in the ordinary course of our business operations regarding, but not limited to, employment matters, consumer claims, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks, and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could absorb significant management time, result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability, and cash flows. We establish accruals for potential liability arising from litigation and other legal or regulatory proceedings or claims when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings or claims could materially adversely impact our business, financial condition, profitability, and cash flows.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office (USPTO)

proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our technologies, products purchased from third-party vendors or our Ulta Beauty branded products. Some of our competitors may be able to bear the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty,” “Ulta,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” and “21 Days of Beauty®,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

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

As we grow the number of our stores in new locations, we are subject to local building codes in an increasing number of local jurisdictions. Our failure to comply with local building codes, and the failure of our landlords to obtain certificates of occupancy in a timely manner, could cause delays in our new store openings, which could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation.

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new locations. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes. Any such increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 2, 2019, we operated 1,174 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	18	Montana	6
Alaska	3	Nebraska	5
Arizona	27	Nevada	14
Arkansas	10	New Hampshire	7
California	150	New Jersey	34
Colorado	25	New Mexico	6
Connecticut	16	New York	45
Delaware	3	North Carolina	30
Florida	83	North Dakota	3
Georgia	35	Ohio	41
Hawaii	4	Oklahoma	20
Idaho	8	Oregon	14
Illinois	55	Pennsylvania	42
Indiana	22	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	12	South Dakota	2
Kentucky	14	Tennessee	24
Louisiana	17	Texas	104
Maine	3	Utah	14
Maryland	22	Vermont	1
Massachusetts	18	Virginia	27
Michigan	46	Washington	33
Minnesota	17	West Virginia	7
Mississippi	9	Wisconsin	20
Missouri	23	Wyoming	2
		Total	1,174

Distribution centers

Our standard distribution center lease provides for a fixed minimum annual rent and generally has a 10 or 15‑year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration dates of our distribution centers at February 2, 2019, are set forth below:

	Approximate	Lease Expiration
Location	Square Feet	Date
Romeoville, Illinois	291,000	April 30, 2020
Chambersburg, Pennsylvania	373,000	March 31, 2027
Greenwood, Indiana	671,000	July 31, 2025
Dallas, Texas	671,000	July 31, 2026
Fresno, California	671,000	July 31, 2028

The Phoenix, Arizona distribution center lease expired on March 31, 2019.

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 411,000 square feet with lease terms expiring from 2019 to 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2024.

Item 3.   Legal Proceedings

See Note 8 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position
Mary N. Dillon	57	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	58	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	53	General Counsel, Chief Compliance Officer and Corporate Secretary
Jeffrey J. Childs	61	Chief Human Resources Officer
David C. Kimbell	52	Chief Merchandising and Marketing Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

Mary N. Dillon. Ms. Dillon was named Chief Executive Officer effective July 2013. Prior to joining Ulta Beauty, she was President and Chief Executive Officer and a Director of U.S. Cellular from June 2010 to July 2013. From 2005 to 2010, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President for McDonald’s Corporation. Prior to joining McDonald’s Corporation, she held various positions at PepsiCo, including President of the Quaker Foods division. Ms. Dillon serves as a member of the Board of Directors for Starbucks Corporation and KKR & Co. Inc. and previously served on the board of Target Corporation from 2007 to 2013.

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

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 28, 2019 was $345.23 per share. As of March 28, 2019, we had 38 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
November 4, 2018 to December 1, 2018	150,338	$302.49	150,338	$237,361
December 2, 2018 to December 29, 2018	393,706	249.07	393,472	139,362
December 30, 2018 to February 2, 2019	338,187	276.30	337,627	46,065
13 weeks ended February 2, 2019	882,231	268.61	881,437	46,065

(1)

There were 881,437 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended February 2, 2019 and there were 794 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 15, 2018, we announced our 2018 share repurchase program pursuant to which the Company may repurchase up to $625.0 million of the Company’s common stock. The 2018 share repurchase program did not have an expiration date but provided for suspension or discontinuation at any time. As of February 2, 2019, $46.1 million remained available under the $625.0 million 2018 share repurchase program. On March 14, 2019, we announced the 2019 share repurchase program. For additional information on the 2019 share repurchase program see Note 19 to our consolidated financial statements, “Subsequent event.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of February 2, 2019:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	1,016,561	$174.34	3,336,386

(1)

Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.

(2)

Includes 754,666 shares issuable pursuant to the exercise of outstanding stock options, 167,742 shares issuable pursuant to restricted stock units, and 94,153 shares issuable pursuant to performance-based units.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering February 1, 2014 through the end of Ulta Beauty’s fiscal year ended February 2, 2019. The graph assumes an investment of $100 made at the closing of trading on February 1, 2014 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
	February 1,	January 31,	January 30,	January 28,	February 3,	February 2,
Company / Index	2014	2015	2016	2017	2018	2019
Ulta Beauty	$100.00	$154.91	$212.72	$319.69	$260.77	$342.75
NQGS	100.00	113.40	113.55	138.09	182.52	179.24
RLX	100.00	118.75	137.22	160.31	230.59	248.01

Item 6.   Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10‑K.

	Fiscal year ended (1)
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019 (2)	2018 (3)	2017	2016	2015
	(In thousands, except per share and per square foot data)
Income statement:
Net sales	$6,716,615	$5,884,506	$4,854,737	$3,924,116	$3,241,369
Cost of sales	4,307,304	3,787,697	3,107,508	2,539,783	2,104,582
Gross profit	2,409,311	2,096,809	1,747,229	1,384,333	1,136,787
Selling, general and administrative expenses	1,535,464	1,287,232	1,073,834	863,354	712,006
Pre-opening expenses	19,767	24,286	18,571	14,682	14,366
Operating income	854,080	785,291	654,824	506,297	410,415
Interest income, net	(5,061)	(1,568)	(890)	(1,143)	(894)
Income before income taxes	859,141	786,859	655,714	507,440	411,309
Income tax expense (4)	200,582	231,625	245,954	187,432	154,174
Net income	$658,559	$555,234	$409,760	$320,008	$257,135
Net income per common share:
Basic	$11.00	$9.02	$6.55	$5.00	$4.00
Diluted	$10.94	$8.96	$6.52	$4.98	$3.98
Weighted average common shares outstanding:
Basic	59,864	61,556	62,519	63,949	64,335
Diluted	60,181	61,975	62,851	64,275	64,651

Other operating data:
Comparable sales increase: (5)
Retail and salon comparable sales	5.1%	7.1%	13.4%	10.0%	8.1%
E-commerce comparable sales	35.4%	59.9%	56.2%	47.5%	56.4%
Total comparable sales increase	8.1%	11.0%	15.8%	11.8%	9.9%
Number of stores end of year	1,174	1,074	974	874	774
Total square footage end of year	12,337,145	11,300,920	10,271,184	9,225,957	8,182,404
Total square footage per store (6)	10,509	10,522	10,545	10,556	10,572
Average total square footage (7)	11,893,413	10,742,874	9,641,367	8,724,581	7,690,742
Capital expenditures	319,400	440,714	373,747	299,167	249,067
Depreciation and amortization	279,472	252,713	210,295	165,049	131,764
Repurchase of common shares	616,194	367,581	344,275	167,396	39,923

Balance sheet data:
Cash and cash equivalents	$409,251	$277,445	$385,010	$345,840	$389,149
Short-term investments	–	120,000	30,000	130,000	150,209
Working capital (8)	1,091,125	1,051,577	1,006,894	978,946	900,761
Property and equipment, net	1,226,029	1,189,453	1,004,358	847,600	717,159
Total assets	3,191,172	2,908,687	2,551,878	2,230,918	1,983,170
Total stockholders' equity	1,820,218	1,774,217	1,550,218	1,442,886	1,247,509

(1)

Our fiscal year-end is the Saturday closest to January 31 based on a 52/53‑week year. Each fiscal year consists of four 13‑week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)

The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method in fiscal 2018. Results from fiscal years prior to fiscal 2018 have not been recast for the adoption of ASC 606.

(3)	Fiscal 2017 includes 53 weeks; all other fiscal years reported include 52 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108.8 million.
(4)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new legislation reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 33.7% for the fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. Income tax expense in fiscal 2018 reflects the lower federal tax rate for the entire fiscal year.

(5)

Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.

(6)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.
(7)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.
(8)

The Company prospectively adopted Accounting Standards Update No. 2015‑17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of fiscal 2015. As a result of this adoption, current deferred tax assets were classified as non-current liabilities at February 2, 2019, February 3, 2018, January 28, 2017, and January 30, 2016.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10‑K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products, drug stores and mass merchandisers for mass products, and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, a compelling value proposition, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category and has high expectations for the shopping experience. We estimate the beauty enthusiasts represents approximately 57% of shoppers and 77% of spend in the U.S. beauty category. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

We are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. We provide unmatched product breadth, value, and convenience in a distinctive specialty retail environment. Key aspects of our business include: our ability to offer our guests a unique combination of more than 25,000 beauty products from across the categories of prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools, as well as a full-service salon in every store featuring hair, skin, and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) drive growth across beauty enthusiast consumer groups, 2) deepen Ulta Beauty love and loyalty, 3) deliver a one of a kind, world class beauty assortment, 4) lead the in-store and beauty services experience transformation, 5) reinvent beauty digital engagement, 6) deliver operational excellence and drive efficiencies, and 7) invest in talent that drives a winning culture. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing omnichannel capabilities. Operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce merchandise sales are recognized based upon shipment of merchandise to the guest based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract, and as a result, any fees received from guests are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales, salon services, and e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Results of operations

Our fiscal years are the 52 or 53 week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2019 (fiscal 2018), February 3, 2018 (fiscal 2017), and January 28, 2017 (fiscal 2016) were 52, 53, and 52-week years, respectively.

As of February 2, 2019, we operated 1,174 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	February 2,	February 3,	January 28,
(Dollars in thousands)	2019	2018	2017
Net sales	$6,716,615	$5,884,506	$4,854,737
Cost of sales	4,307,304	3,787,697	3,107,508
Gross profit	2,409,311	2,096,809	1,747,229

Selling, general and administrative expenses	1,535,464	1,287,232	1,073,834
Pre-opening expenses	19,767	24,286	18,571
Operating income	854,080	785,291	654,824
Interest income, net	(5,061)	(1,568)	(890)
Income before income taxes	859,141	786,859	655,714
Income tax expense	200,582	231,625	245,954
Net income	$658,559	$555,234	$409,760

Other operating data:
Number of stores end of period	1,174	1,074	974
Comparable sales increase:
Retail stores and salon services comparable sales	5.1%	7.1%	13.4%
E-commerce comparable sales	35.4%	59.9%	56.2%
Total comparable sales increase	8.1%	11.0%	15.8%

	Fiscal year ended
	February 2,	February 3,	January 28,
(Percentage of net sales)	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.1%	64.4%	64.0%
Gross profit	35.9%	35.6%	36.0%

Selling, general and administrative expenses	22.9%	21.9%	22.1%
Pre-opening expenses	0.3%	0.4%	0.4%
Operating income	12.7%	13.3%	13.5%
Interest income, net	0.1%	0.0%	0.0%
Income before income taxes	12.8%	13.3%	13.5%
Income tax expense	3.0%	3.9%	5.1%
Net income	9.8%	9.4%	8.4%

Fiscal year 2018 versus fiscal year 2017

Net sales

Net sales increased $832.1 million, or 14.1%, to $6,716.6 million in fiscal 2018 compared to $5,884.5 million in fiscal 2017. E-commerce sales increased $183.5 million, or 32.3%, to $752.2 million compared to $568.7 million in fiscal 2017. Salon service sales increased $23.5 million, or 8.5%, to $300.9 million compared to $277.4 million in fiscal 2017. The net sales increases are due to the opening of 100 net new stores in 2018 and an 8.1% increase in comparable sales.

Non-comparable stores, which include stores opened in fiscal 2018 as well as stores opened in fiscal 2017, which have not yet turned comparable, contributed $321.9 million of the net sales increase, while comparable stores contributed $461.3 million of the total net sales increase. Other revenue increased $48.9 million in fiscal 2018.  The sales for the 53rd week of fiscal 2017 were approximately $108.8 million.

The 8.1% comparable sales increase consisted of a 5.1% increase in retail stores and salon services and a 35.4% increase in e-commerce. The inclusion of e-commerce resulted in an increase of approximately 300 basis points to the total comparable sales in fiscal 2018 compared to 390 basis points in fiscal 2017. The total comparable sales increase included a 5.3% increase in transactions and a 2.8% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $312.5 million, or 14.9%, to $2,409.3 million in fiscal 2018, compared to $2,096.8 million in fiscal 2017. Gross profit as a percentage of net sales increased 30 basis points to 35.9% in fiscal 2018 compared to 35.6% in fiscal 2017. The impact of new revenue recognition accounting drove 55 basis points of leverage.  The remaining 25 basis points of deleverage in gross profit margin was primarily due to:

•	55 basis points deleverage attributed to category and channel mix shifts and investments in our salon services and supply chain operation, partially offset by;
•	30 basis points leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $248.2 million, or 19.3%, to $1,535.5 million in fiscal 2018 compared to $1,287.2 million in fiscal 2017. As a percentage of net sales, SG&A expenses increased 100 basis points to 22.9% in fiscal 2018 compared to 21.9% in fiscal 2017. The impact of new revenue recognition accounting drove 80 basis points of deleverage. The remaining 20 basis points of deleverage in SG&A expenses was primarily due to:

•	30 basis points deleverage in investments in store labor to support growth initiatives, partially offset by;
•	10 basis points leverage in corporate overhead due to the impact of higher sales volume.

Pre-opening expenses

Pre-opening expenses decreased $4.5 million, or 18.6%, to $19.8 million in fiscal 2018 compared to $24.3 million in fiscal 2017. During fiscal 2018, we opened 107 new stores, remodeled 13 stores, and relocated two stores. During fiscal 2017, we opened 102 new stores, remodeled 11 stores, and relocated seven stores.

Interest income, net

Interest income, net was $5.1 million in fiscal 2018 compared to $1.6 million in fiscal 2017. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of February 2, 2019 and February 3, 2018.

Income tax expense

Income tax expense of $200.6 million in fiscal 2018 represents an effective tax rate of 23.3%, compared to fiscal 2017 tax expense of $231.6 million and an effective tax rate of 29.4%. The lower tax rate is primarily due to tax reform.

Net income

Net income increased $103.3 million, or 18.6%, to $658.6 million in fiscal 2018 compared to $555.2 million in fiscal 2017. The increase in net income was primarily due to a $312.5 million increase in gross profit and a $31.0 million decrease in income tax expense, which was partially offset by a $248.2 million increase in SG&A expenses.

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

Selling, general and administrative expenses

SG&A expenses increased $213.4 million, or 19.9%, to $1,287.2 million in fiscal 2017 compared to $1,073.8 million in fiscal 2016. As a percentage of net sales, SG&A expenses decreased 20 basis points to 21.9% in fiscal 2017 compared to 22.1% in fiscal 2016. The leverage in SG&A expenses was primarily due to:

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

Interest income, net

Interest income, net was $1.6 million in fiscal 2017 compared to $0.9 million in fiscal 2016. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of February 3, 2018 and January 28, 2017.

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

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, relocated, and refreshed stores (prestige boutiques and related in-store merchandising upgrades), increased merchandise inventories related to store expansion and new brand additions, in-store boutiques (sets of custom-designed fixtures configured to prominently display certain prestige brands within our stores), supply chain improvements, share repurchases, and continued improvement in our information technology systems.

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. The most significant component of our working capital is merchandise inventories and cash and cash equivalents reduced by related accounts payable and accrued expenses.

Our working capital needs are greatest from August through November each year as a result of our inventory build-up during this period for the approaching holiday season. This is also the time of year when we are at maximum investment levels in our new store class and may not have collected all of the landlord allowances due to us as part of our lease agreements. Based on past performance and current expectations, we believe that cash and cash equivalents, short-term investments, cash generated from operations, and borrowings under the credit facility will satisfy the Company’s working capital needs, capital expenditure needs, commitments, and other liquidity requirements through at least the next twelve months.

The following table presents a summary of our cash flows for fiscal years 2018, 2017 and 2016:

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$956,127	$779,366	$634,385
Net cash used in investing activities	(215,107)	(530,714)	(273,447)
Net cash used in financing activities	(609,214)	(356,217)	(321,768)
Net increase (decrease) in cash and cash equivalents	$131,806	$(107,565)	$39,170

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, non-cash stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes, net of acquisitions.

Merchandise inventories, net were $1,214.3 million at February 2, 2019, compared to $1,096.4 million at February 3, 2018, representing an increase of $117.9 million or 10.8%. Average inventory per store increased 1.3% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $102 million due to the addition of 100 net new stores opened since February 3, 2018;
•	approximately $64 million due to the opening of the Company’s distribution center in Fresno, California, partially offset by;
•	approximately $48 million of productivity benefits from supply chain investments in new systems and merchandise planning tools.

Deferred rent liabilities were $435.0 million at February 2, 2019, an increase of $27.1 million compared to $407.9 million at February 3, 2018. Deferred rent includes deferred construction allowances, future rental increases, free rent, and rent holidays, which are all recognized on a straight-line basis over their respective lease term. The increase is primarily due to the addition of 100 net new stores opened since February 3, 2018 and corporate and supply chain expansion.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $319.4 million in fiscal 2018 compared to $440.7 million and $373.4 million in fiscal 2017 and 2016, respectively. Capital expenditures decreased in fiscal 2018 compared to fiscal 2017 mainly due to lower cost in the new store program, less store refreshes, and total reduction in spend on information technology systems. Purchases of short-term investments were $386.2 million during fiscal 2018 and consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

The following table presents a summary of our store activities in fiscal years 2018, 2017, and 2016:

	Fiscal year ended
	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Stores opened	107	102	104
Stores remodeled	13	11	12
Stores relocated	2	7	2
Stores refreshed	109	190	213

During fiscal 2018, the average investment required to open a new Ulta Beauty store was approximately $1.4 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables. The average investment required to remodel an Ulta Beauty store was approximately $1.0 million in fiscal 2018. The average investment required to refresh an Ulta Beauty store was approximately $0.5 million in fiscal 2018.

Capital expenditures for fiscal 2018, 2017, and 2016 by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2019	2018	2017	2016
New, Remodeled, and Relocated Stores	$150	$154	$190	$154
Merchandising and Refreshed Stores	40	63	87	83
Information Technology Systems	80	51	74	56
Supply Chain	60	22	42	41
Store Maintenance and Other	60	29	48	40
Total	$390	$319	$441	$374

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we expect to self-fund future capital expenditures. We expect to spend approximately $390 million for capital expenditures in fiscal 2019. We are continuing our multi-year supply chain project which includes adding capacity and system improvements to support expanded omnichannel capabilities.

Financing activities

Financing activities in fiscal 2018, 2017 and 2016 consist principally of share repurchases and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2018, 2017 and 2016. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program, share repurchases, and seasonal inventory needs.

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

On March 15, 2018, we announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41.3 million from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

During fiscal 2016, excluding the shares repurchased under the ASR, we purchased 634,155 shares of common stock for $144.3 million. During fiscal 2017, we purchased 1,503,545 shares of common stock for $367.6 million. During fiscal 2018, we purchased 2,463,555 shares of common stock for $616.2 million.

On March 14, 2019, we announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Credit facility

On August 23, 2017, we entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400.0 million or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings will bear interest at either a base rate or the LIBOR plus 1.25%, and the unused line fee is 0.20% per annum.

As of February 2, 2019 and February 3, 2018, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

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

Impact of inflation and changing prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs. In addition, inflation could materially increase the interest rates on any future debt.

Off-balance sheet arrangements

As of February 2, 2019, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet operating leases and purchases obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below excludes variable expenses related to contingent rent, common area maintenance, insurance, and real estate taxes. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 2, 2019:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,285,412	$334,508	$652,279	$545,288	$753,337
Purchase obligations	29,208	24,393	4,815	-	-
Total (2)	$2,314,620	$358,901	$657,094	$545,288	$753,337

(1)

Variable operating lease obligations related to common area maintenance, insurance, and real estate taxes are not included in the table above. Total expenses related to common area maintenance, insurance, and real estate taxes for fiscal 2018 were approximately $75.8 million.

(2)	The unrecognized tax benefit of $3.8 million as of February 2, 2019 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to a third party for products and services for the new fast fulfillment center expected to open in fiscal 2020, advertising, and other goods and service contracts entered into as of February 2, 2019.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our lower of cost or market or shrink reserves. Adjustments to earnings resulting from revisions to management’s estimates of the lower of cost or market and shrink reserves have been insignificant during fiscal 2018, 2017 and 2016. An increase or decrease in the lower of cost or market reserve of 10% would not have a material impact on our pre-tax income for fiscal 2018. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our pre-tax income for fiscal 2018.

Vendor allowances

The majority of cash consideration received from a supplier is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our pre-tax income for fiscal 2018.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No significant impairment charges were recognized in fiscal 2018, fiscal 2017, or fiscal 2016.

Loyalty program

We maintain a customer loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. The relative standalone selling price of points earned by members is included in deferred revenue on the consolidated balance sheets based on the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. We do not believe that there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate.

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2018, 2017 and 2016. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our pre-tax income in fiscal 2018.

Income taxes

We are subject to income taxes in the United States. Judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of February 2, 2019, February 3, 2018, or January 28, 2017.

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

Based on management’s evaluation as of February 2, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 2, 2019, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 2, 2019. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10‑K, has audited the effectiveness of our internal control over financial reporting as of February 2, 2019 and has issued the attestation report included in Item 15 of this Annual Report on Form 10‑K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this Annual Report on Form 10‑K under the caption “Executive Officers of the Registrant.”  The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office,” “Corporate Governance – Audit Committee” and “Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

We have a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller, and other persons performing similar functions. We have posted a copy of our Code of Business Conduct under “Governance” in the Investor Relations section of our website located at http://ir.ultabeauty.com, and such Code of Business Conduct is available in print, without charge, to any stockholder who requests it from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information under “Governance” in the Investor Relations section of our website located at http://ir.ultabeauty.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Executive Director Compensation for Fiscal 2018” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock - Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of February 2, 2019 is set forth in Item 5 of this Annual Report on Form 10‑K under the caption “Securities authorized for issuance under equity compensation plans.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Corporate Governance – Independence,” “Corporate Governance – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Transactions” in the Proxy Statement and is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption “Corporate Governance – Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm – Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)The following documents are filed as a part of this Form 10‑K:

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of February 2, 2019, and February 3, 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at February 2, 2019 and February 3, 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 2, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

April 2, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated April 2, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

April 2, 2019

Ulta Beauty, Inc.

Consolidated Balance Sheets

	February 2,	February 3,
(In thousands, except per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$409,251	$277,445
Short-term investments	—	120,000
Receivables, net	136,168	99,719
Merchandise inventories, net	1,214,329	1,096,424
Prepaid expenses and other current assets	138,116	98,666
Prepaid income taxes	16,997	1,489
Total current assets	1,914,861	1,693,743

Property and equipment, net	1,226,029	1,189,453
Goodwill	10,870	—
Other intangible assets, net	4,317	—
Deferred compensation plan assets	20,511	16,827
Other long-term assets	14,584	8,664
Total assets	$3,191,172	$2,908,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$404,016	$325,758
Accrued liabilities	220,666	189,171
Deferred revenue	199,054	113,136
Accrued income taxes	—	14,101
Total current liabilities	823,736	642,166

Deferred rent	434,980	407,916
Deferred income taxes	83,864	59,403
Other long-term liabilities	28,374	24,985
Total liabilities	1,370,954	1,134,470

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 59,232 and 61,441 shares issued; 58,584 and 60,822 shares outstanding; at February 2, 2019 and February 3, 2018, respectively	592	614
Treasury stock-common, at cost	(24,908)	(18,767)
Additional paid-in capital	738,671	698,917
Retained earnings	1,105,863	1,093,453
Total stockholders’ equity	1,820,218	1,774,217
Total liabilities and stockholders’ equity	$3,191,172	$2,908,687

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands, except per share data)	2019	2018	2017
Net sales	$6,716,615	$5,884,506	$4,854,737
Cost of sales	4,307,304	3,787,697	3,107,508
Gross profit	2,409,311	2,096,809	1,747,229

Selling, general and administrative expenses	1,535,464	1,287,232	1,073,834
Pre-opening expenses	19,767	24,286	18,571
Operating income	854,080	785,291	654,824
Interest income, net	(5,061)	(1,568)	(890)
Income before income taxes	859,141	786,859	655,714
Income tax expense	200,582	231,625	245,954
Net income	$658,559	$555,234	$409,760

Net income per common share:
Basic	$11.00	$9.02	$6.55
Diluted	$10.94	$8.96	$6.52

Weighted average common shares outstanding:
Basic	59,864	61,556	62,519
Diluted	60,181	61,975	62,851

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands)	2019	2018	2017
Operating activities
Net income	$658,559	$555,234	$409,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,472	252,713	210,295
Deferred income taxes	34,080	(27,095)	26,971
Non-cash stock compensation charges	26,636	24,399	19,340
Excess tax benefits from stock-based compensation	—	—	(9,053)
Loss on disposal of property and equipment	2,885	7,518	9,140
Change in operating assets and liabilities, net of acquisitions:
Receivables	(36,387)	(11,088)	(23,639)
Merchandise inventories	(122,019)	(152,449)	(182,182)
Prepaid expenses and other current assets	(39,450)	(10,045)	(16,073)
Income taxes	(29,609)	3,641	5,322
Accounts payable	78,256	66,240	63,344
Accrued liabilities and deferred revenue	79,949	36,891	71,057
Deferred rent	27,064	41,725	44,402
Other assets and liabilities	(3,309)	(8,318)	5,701
Net cash provided by operating activities	956,127	779,366	634,385

Investing activities
Purchases of short-term investments	(386,193)	(330,000)	(90,000)
Proceeds from short-term investments	506,193	240,000	190,000
Purchases of property and equipment	(319,400)	(440,714)	(373,447)
Acquisitions, net of cash acquired	(13,606)	—	—
Purchases of equity investments	(2,101)	—	—
Net cash used in investing activities	(215,107)	(530,714)	(273,447)

Financing activities
Repurchase of common shares	(616,194)	(367,581)	(344,275)
Stock options exercised	13,121	16,190	16,293
Purchase of treasury shares	(6,141)	(4,243)	(2,839)
Excess tax benefits from stock-based compensation	—	—	9,053
Debt issuance costs	—	(583)	—
Net cash used in financing activities	(609,214)	(356,217)	(321,768)

Net increase (decrease) in cash and cash equivalents	131,806	(107,565)	39,170
Cash and cash equivalents at beginning of year	277,445	385,010	345,840
Cash and cash equivalents at end of year	$409,251	$277,445	$385,010

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$195,869	$254,619	$212,514
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$11	$4,562	$2,446

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 30, 2016	64,131	$641	(591)	$(11,685)	$621,715	$832,215	$1,442,886
Net income	-	-	-	-	-	409,760	409,760
Stock compensation charge	-	-	-	-	19,340	-	19,340
Stock options exercised and other awards	241	2	-	-	16,291	-	16,293
Excess tax benefits from stock-based compensation	-	-	-	-	9,053	-	9,053
Purchase of treasury shares	-	-	(13)	(2,839)	-	-	(2,839)
Repurchase of common shares	(1,639)	(16)	-	-	(8,069)	(336,190)	(344,275)
Balance – January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218
Net income	-	-	-	-	-	555,234	555,234
Stock compensation charge	-	-	-	-	24,399	-	24,399
Stock options exercised and other awards	212	2	-	-	16,188	-	16,190
Purchase of treasury shares	-	-	(15)	(4,243)	-	-	(4,243)
Repurchase of common shares	(1,504)	(15)	-	-	-	(367,566)	(367,581)
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	-	-	-	-	-	658,559	658,559
Stock compensation charge	-	-	-	-	26,636	-	26,636
Adoption of accounting standards (Note 4)	-	-	-	-	-	(29,980)	(29,980)
Stock options exercised and other awards	255	3	-	-	13,118	-	13,121
Purchase of treasury shares	-	-	(29)	(6,141)	-	-	(6,141)
Repurchase of common shares	(2,464)	(25)	-	-	-	(616,169)	(616,194)
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$1,820,218

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share and store count data)

1.   Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to the reorganization, Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty. As used in these notes and throughout this Annual Report on Form 10‑K, all references to “we,” “us,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 2, 2019, the Company operated 1,174 stores across 50 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 2, 2019 (fiscal 2018), February 3, 2018 (fiscal 2017), and January 28, 2017 (fiscal 2016) were 52, 53, and 52-week years, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit card and debit card transactions. These receivables typically settle in five days or less with little or no default risk. Amounts from third-party financial institutions for credit card and debit card transactions were $57,698 and $60,773 as of February 2, 2019 and February 3, 2018, respectively.

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments (see Note 13, “Investments”).

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

The receivable for vendor allowances was $97,885 and $78,238 as of February 2, 2019 and February 3, 2018, respectively. The receivable for landlord allowances was $19,746 and $12,729 as of February 2, 2019 and February 3, 2018, respectively. The allowance for doubtful receivables was $651 and $1,371 as of February 2, 2019 and February 3, 2018, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or market and shrink. The inventory reserve was $36,640 and $24,804 as of February 2, 2019 and February 3, 2018, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of February 2, 2019 and February 3, 2018.

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

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets. No significant impairment charges were recognized in fiscal 2018, fiscal 2017, or fiscal 2016. Impairment charges are included in selling, general and administrative (SG&A) expenses in the consolidated statements of income.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist (see Note 6, “Goodwill”).

Other intangible assets

Other definite-lived intangible assets are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable (see Note 7, “Other intangible assets”).

Loyalty program

The Company maintains a loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. The relative standalone selling price of points earned by members is included in deferred revenue on the consolidated balance sheets based on the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends.

When a guest redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of income.

Prior to fiscal 2018, loyalty program revenue was recorded using the incremental cost method within cost of sales on the consolidated statements of income.

Credit cards

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

The third parties reimburse the Company for certain credit card program costs such as advertising and loyalty points, which help promote the credit card program. The Company recognizes revenue when collectability is reasonably assured, under the assumption the amounts are not constrained and it is probable that a significant revenue reversal will not occur in future periods, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs.

The Company accounts for the amounts associated with the Agreements as a single contract with the sole commercial objective to maintain the Credit Card programs. As a result, all amounts associated with the Agreements are recognized within net sales on the consolidated statements of income.

Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are included in SG&A expenses on the consolidated statements of income.

Deferred rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. The lease term commences on the date the Company takes possession of the leased space.

For most lease agreements, the Company receives construction allowances from landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of the lease term or 10 years. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease guest balances. The Company has maintained historical data related to gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage (amounts not expected to be redeemed) to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $12,446, $7,783, and $5,335 in fiscal 2018, 2017, and 2016, respectively.

Revenue recognition

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

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment of the merchandise to the guest based on meeting the transfer of control criteria, net of estimated returns. E-commerce revenue amounted to $752,224, $568,736, and $345,342 in fiscal 2018, 2017, and 2016, respectively. Shipping and handling are treated as costs to fulfill the contract, and as a result, any fees received from guests are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. The Company provides refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales.

Salon services revenue is recognized at the time the service is provided to the guest. Salon service revenue was $300,863, $277,361, and $241,105 in fiscal 2018, 2017 and 2016, respectively.

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

Advertising

Advertising expense consists principally of print, digital and social media, and television and radio advertising. The Company expenses the costs related to its advertising in the period the related promotional event occurs. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, amounted to $294,489, $259,423, and $212,714 in fiscal 2018, 2017 and 2016, respectively. Advertising expense as a percentage of sales was 4.4% in fiscal 2018, 2017 and 2016. Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $9,384 and $12,811 as of February 2, 2019 and February 3, 2018, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled, or relocated store are expensed as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold, including substantially all vendor allowances, which are treated as a reduction of merchandise costs; distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses; salon services payroll and benefits; and shrink and inventory valuation reserves.

Selling, general and administrative expenses

SG&A expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs related to our corporate office facilities; stock-based compensation expense; depreciation and amortization for all assets, except those related to our retail store and distribution operations, which are included in cost of sales; and legal, finance, information systems, and other corporate overhead costs.

Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases. The amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $27,489, $24,399, and $19,340 in fiscal 2018, 2017, and 2016, respectively (see Note 14, “Share-based awards”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $350 for employee health claims, $100 for general liability claims, and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. In fiscal 2018, the Company created UB Insurance, Inc., an Arizona-based wholly owned captive insurance subsidiary of the Company, which charges the operating subsidiaries of the Company premiums to insure certain liability exposures. Pursuant to Arizona insurance regulations, UB Insurance, Inc. maintains certain levels of cash and cash equivalents related to its liability exposures.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 15, “Net income per common share”).

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

The Company will adopt the new standard on February 3, 2019 using the modified retrospective approach.  Therefore, upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosures.

The Company formed a cross-functional project team to assess the impact of the standard on the consolidated financial statements, which included updating the lease software and identifying changes to processes and controls. The Company plans to implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. The Company will make an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term.

As a result of adopting ASU 2016‑02, the Company estimates it will record lease liabilities of approximately $1,900,000 with a corresponding amount for the right-of-use assets, which will also be adjusted by reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

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

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The Company early adopted the new guidance, prospectively, in the fourth quarter of fiscal 2018, and its adoption had no material impact on the Company’s consolidated financial position, results of operation, or cash flows.

3.   Acquisitions

The Company continues to make investments to evolve the customer experience, with a strong emphasis on integrating technology across the business. To support these efforts, the Company paid $13,606 to acquire two technology companies in fiscal 2018.

On September 10, 2018, the Company acquired QM Scientific, an artificial intelligence technology company. The acquisition is not material to the Company’s consolidated financial statements.

On October 29, 2018, the Company acquired GlamST, an augmented reality technology company. The acquisition is not material to the Company’s consolidated financial statements.

4.   Revenue

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

Disaggregated revenue

The following table sets forth the amount of net sales attributable to retail stores, e-commerce, salon services, and other:

	Fiscal year ended
	February 2,		February 3,		January 28,
(Dollars in thousands)	2019		2018		2017
Retail stores	$5,614,624	84%	$5,038,409	85%	$4,268,290	88%
E-commerce	752,224	11%	568,736	10%	345,342	7%
Salon services	300,863	4%	277,361	5%	241,105	5%
Other	48,904	1%	-	0%	-	0%
Total	$6,716,615	100%	$5,884,506	100%	$4,854,737	100%

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Cosmetics	51%	51%	51%
Skincare, Bath & Fragrance	21%	21%	20%
Haircare Products & Styling Tools	19%	19%	20%
Salon Services	4%	5%	5%
Other (nail products, accessories, and other)	5%	4%	4%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal 2018:

Fiscal year ended
February 2, 2019
Beginning balance	$110,103
Adoption of ASC 606	38,773
Additions to contract liabilities (1)	140,638
Deductions to contract liabilities (2)	(95,929)
Ending balance	$193,585

(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

5.   Property and equipment

Property and equipment consists of the following:

	February 2,	February 3,
(In thousands)	2019	2018
Equipment and fixtures	$994,668	$834,931
Leasehold improvements	785,276	705,943
Electronic equipment and software	544,618	485,368
Construction-in-progress	50,574	122,419
	2,375,136	2,148,661
Less: accumulated depreciation and amortization	(1,149,107)	(959,208)
Property and equipment, net	$1,226,029	$1,189,453

6.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal years 2018 and 2017 are as follows:

(In thousands)
Balance as of February 3, 2018	$-
Acquisitions	10,870
Balance as of February 2, 2019	$10,870

The Company did not have a goodwill balance prior to fiscal 2018.

7.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

February 2, 2019
	Weighted-average	Gross
	remaining useful life in	carrying	Accumulated
(In thousands)	years	value	amortization	Net
Developed technology	4.7	$4,631	$(314)	$4,317

The Company did not have any other intangible assets prior to fiscal 2018.

Amortization expense related to intangible assets was $314, $0, and $0 in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Estimated amortization expense related to intangible assets at February 2, 2019, for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2019	$926
2020	926
2021	926
2022	926
2023	613
2024 and thereafter	–
$4,317

8.   Commitments and contingencies

Leases – The Company leases retail stores, distribution centers, corporate offices, and certain equipment under operating leases with various expiration dates through 2032. Store leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. Total rent expense under operating leases was $262,275, $241,559, and $202,942 in fiscal 2018, 2017 and 2016, respectively. As of February 2, 2019, future minimum lease payments under operating leases for the non-cancellable period are as follows:

Operating
Leases
Fiscal year	(In thousands)
2019	$334,508
2020	334,238
2021	318,041
2022	294,412
2023	250,876
2024 and thereafter	753,337
Total minimum lease payments	$2,285,412

Included in the operating lease schedule above is $219,897 of minimum lease payments for stores that are expected to open in future periods.

Contractual obligations – As of February 2, 2019, the Company had obligations of $11,175 related to commitments made to a third party for products and services for a new fast fulfillment center opening in fiscal 2020. Payments under this commitment were $1,792 in fiscal 2018. In addition, the Company has entered into various non-cancelable advertising and other goods and service contracts. A majority of these agreements expire over one year and the obligations under these agreements were $18,033 as of February 2, 2019.

General litigation – The Company is involved in various legal proceedings that are incidental to the conduct of the business including both class action and single plaintiff litigation. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9.   Accrued liabilities

Accrued liabilities consist of the following:

	February 2,	February 3,
(In thousands)	2019	2018
Accrued payroll, bonus, and employee benefits	$96,020	$82,593
Accrued taxes	32,085	28,306
Other accrued liabilities	92,561	78,272
Accrued liabilities	$220,666	$189,171

10.   Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
(In thousands)	2018	2017	2016
Current:
Federal	$137,255	$230,006	$194,199
State	29,247	28,714	24,835
Total current	166,502	258,720	219,034
Deferred:
Federal	29,374	(26,256)	24,480
State	4,706	(839)	2,440
Total deferred	34,080	(27,095)	26,920
Provision for income taxes	$200,582	$231,625	$245,954

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Federal statutory rate	21.0%	33.7%	35.0%
State effective rate, net of federal tax benefit	3.1%	2.4%	2.8%
Re-measurement of deferred tax liabilities	0.0%	(4.9)%	0.0%
Excess deduction of stock compensation	(0.6)%	(1.2)%	0.0%
Other	(0.2)%	(0.6)%	(0.3)%
Effective tax rate	23.3%	29.4%	37.5%

At February 3, 2018, the Company recorded a provisional tax expense related to the impacts of the Tax Cuts and Jobs Act (Tax Reform). The SEC issued guidance on December 22, 2017 under Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed recording a provisional tax expense using a measurement period, not to exceed more than one year from the enactment date. The Company’s accounting for the impacts of the Tax Reform is complete and the Company has not recorded any material adjustments to the provisional amounts under SAB 118.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2,	February 3,
(In thousands)	2019	2018
Deferred tax assets:
Reserves not currently deductible	$30,669	$23,789
Employee benefits	18,491	15,273
Credit carryforwards	237	343
Accrued liabilities	34,391	14,625
Inventory valuation	4,107	847
NOL carryforwards	413	—
Total deferred tax assets	88,308	54,877
Deferred tax liabilities:
Property and equipment	69,265	54,210
Deferred rent obligation	60,525	49,518
Prepaid expenses	39,915	10,552
Intangibles	1,018	—
Receivables not currently includable	1,449	—
Total deferred tax liabilities	172,172	114,280
Net deferred tax liability	$(83,864)	$(59,403)

At February 2, 2019, the Company had $237 of credit carryforwards for state income tax purposes that expire between 2023 and 2028. The Company also had $1,114 of federal and $1,136 of state net operating loss (NOL) carryforwards that expire by 2035 and $368 of federal and $345 of state NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with the ASC 740-10 rules for income taxes. The reserve for uncertain tax positions was $3,844 and $3,565 at February 2, 2019 and February 3, 2018, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

	February 2,	February 3,
(In thousands)	2019	2018
Balance at beginning of the period	$3,565	$3,305
Increase due to a prior year tax position	1,008	1,064
Decrease due to a prior period position	(729)	(804)
Balance at the end of the period	$3,844	$3,565

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2018 and 2017.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2017 and is no longer subject to examinations by state authorities before 2014.

11.   Notes payable

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

As of February 2, 2019 and February 3, 2018, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

12.   Fair value measurements

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

As of February 2, 2019 and February 3, 2018, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $19,615 and $15,942, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

13.   Investments

The Company did not have any short-term investments as of February 2, 2019. The Company’s short-term investments as of February 3, 2018 consisted of $120,000 in certificates of deposit. Short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments.

14.  Share-based awards

Equity incentive plans

The Company has had a number of equity incentive plans over the years. The plans were adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the Company’s business. Incentive compensation was awarded under the Amended and Restated Restricted Stock Option Plan until April 2002 and under the 2002 Equity Incentive Plan through July 2007, at which time the 2007 Incentive Award Plan was adopted. All of the plans generally provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vested over four years at the rate of 25% per year from the date of grant and most must be exercised within ten years. Options were granted with the exercise price equal to the fair value of the underlying stock on the date of grant.

Amended and restated 2011 incentive award plan

In June 2016, the Company adopted the Amended and Restated 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Following its original adoption in June 2011, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of February 2, 2019, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 3,336 shares of the Company’s common stock.

The following table presents information related to the Company’s 2011 Incentive award plan:

	Fiscal	Fiscal	Fiscal
2011 Incentive award plan (in thousands)	2018	2017	2016
Compensation expense
Common stock options	$8,590	$8,993	$7,983
Restricted stock units	12,077	9,507	7,295
Performance-based restricted stock units	6,822	5,899	4,062
Total stock compensation expense	$27,489	$24,399	$19,340

Cash received from stock option exercises	$13,121	$16,190	$16,293
Income tax benefit	$6,135	$10,024	$6,764
Tax benefit realized	$6,135	$10,024	$15,868

Common stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Volatility rate	29.0%	30.9%	35.0%
Average risk-free interest rate	2.4%	1.6%	1.2%
Average expected life (in years)	3.4	3.5	3.5
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The expected life of options granted is derived from historical data on Ulta Beauty stock option exercises. Forfeitures of options are estimated at the grant date based on historical rates of the Company’s stock option activity and reduce the compensation expense recognized. The Company does not currently pay a regular dividend.

The following table presents information related to the Company’s common stock options:

Common stock options	Fiscal	Fiscal	Fiscal
(in thousands, except weighted-average grant date fair value)	2018	2017	2016
Weighted-average grant date fair value	$50.10	$69.61	$53.02
Fair value of options vested	$10,042	$5,656	$5,932
Intrinsic value of options exercised	$25,902	$29,449	$27,468

At February 2, 2019, there was approximately $17,311 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two and a half years.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Common stock options outstanding
Beginning of year	766	$147.76	830	$120.78	939	$104.58
Granted	163	204.27	106	279.76	110	193.64
Exercised	(166)	78.81	(166)	97.44	(194)	83.88
Forfeited	(8)	260.83	(4)	120.71	(25)	118.97
End of year	755	$174.34	766	$147.76	830	$120.78
Exercisable at end of year	296	$134.27	261	$81.72	280	$69.69
Vested and Expected to vest	718	$173.02	725	$145.86	786	$119.32

The following table presents information related to options outstanding and options exercisable at February 2, 2019, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Weighted-		remaining	Weighted-
	Number of	contractual life	average	Number of	contractual life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$22.86 – $57.42	43	2	$41.06	43	2	$41.06
$69.96 – $96.81	47	4	83.71	47	4	83.71
$97.89 – $125.23	60	5	104.53	60	5	104.53
$127.15 – $164.06	245	7	161.56	76	7	159.15
$164.61 – $204.27	255	8	199.24	43	7	190.22
$210.72 – $281.53	105	8	278.47	27	8	277.84
$22.86 – $281.53	755	7	$174.34	296	5	$134.27

The aggregate intrinsic value of outstanding and exercisable options as of February 2, 2019 was $88,307 and $46,503, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on February 2, 2019 was $291.36 per share.

Restricted stock units

The Company issues restricted stock units to certain employees and its Board of Directors. Employee grants will generally cliff vest after three years and director grants will cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed on a straight-line basis over the requisite service period. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 2, 2019, unrecognized compensation cost related to restricted stock units was $19,370. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of the status of the Company’s restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Restricted stock units outstanding
Beginning of year	134	$207.70	142	$154.71	144	$116.42
Granted	97	208.82	47	278.48	55	203.40
Vested	(52)	164.35	(46)	117.61	(46)	98.06
Forfeited	(11)	227.44	(9)	201.51	(11)	138.25
End of year	168	$220.68	134	$207.70	142	$154.71
Expected to vest	154	$220.68	123	$207.70	131	$154.71

Performance-based restricted stock units

The Company issues performance-based restricted stock units annually to certain employees. These awards will cliff vest after three years based upon achievement of pre-established goals at the end of the second year of the term. Consistent with restricted stock units, the grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based restricted stock units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Forfeitures of performance-based restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 2, 2019, unrecognized compensation cost related to performance-based restricted stock units was $9,182. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of the status of the Company’s performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Performance-based restricted stock units outstanding
Beginning of year	78	$196.81	41	$173.47	20	$151.20
Granted	33	204.27	21	281.53	24	191.76
Change in performance award payout	22	191.76	19	151.20	–	–
Vested	(36)	151.20	–	–	–	–
Forfeited	(3)	224.49	(3)	186.90	(3)	167.71
End of year	94	$214.64	78	$196.81	41	$173.47
Expected to vest	87	$241.64	72	$196.81	38	$173.47

The number of performance-based restricted stock units granted is based on achieving the targeted performance goals as defined in the performance-based restricted stock unit agreements. As of February 2, 2019, the maximum number of units that could vest under the provisions of the agreements was 146.

15.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	February 2,	February 3,	January 28,
(In thousands, except per share data)	2019	2018	2017
Numerator for diluted net income per share – net income	$658,559	$555,234	$409,760

Denominator for basic net income per share – weighted-average common shares	59,864	61,556	62,519
Dilutive effect of stock options and non-vested stock	317	419	332
Denominator for diluted net income per share	60,181	61,975	62,851

Net income per common share:
Basic	$11.00	$9.02	$6.55
Diluted	$10.94	$8.96	$6.52

The denominator for diluted net income per common share for fiscal years 2018, 2017 and 2016 excludes 302, 167, and 142 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

16.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2018, 2017 and 2016, the Company match was 100% of the first 3.0% of eligible compensation. Starting in January 2019, the Company added an additional 50% match for the next 2% of eligible compensation. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $9,617 and  $8,139 as of February 2, 2019 and February 3, 2018, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was $10,029, $7,570, and $5,852 during fiscal 2018, 2017, and 2016, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2018, 2017 and 2016, the Company match was 100% of the first 3.0% of salary. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $1,217 and $895 as of February 2, 2019 and February 3, 2018, respectively. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities in the consolidated balance sheets was $19,615 and $15,942 as of February 2, 2019 and February 3, 2018, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $20,511 and $16,827 as of February 2, 2019 and February 3, 2018, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2018, 2017, and 2016.

17.   Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2018 and fiscal 2017. The Company’s quarterly periods are the 13 weeks (14 weeks in fourth quarter fiscal 2017) ending on the Saturday closest to April 30, July 31, October 31, and January 31.

	Fiscal 2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,543,667	$1,488,221	$1,560,011	$2,124,716
Cost of sales	982,954	952,760	987,733	1,383,857
Gross profit	560,713	535,461	572,278	740,859

Selling, general and administrative expenses	345,624	337,142	395,453	457,245
Pre-opening expenses	5,247	4,504	7,612	2,404
Operating income	209,842	193,815	169,213	281,210
Interest income, net	(1,325)	(1,143)	(1,318)	(1,275)
Income before income taxes	211,167	194,958	170,531	282,485
Income tax expense	46,771	46,635	39,365	67,811
Net income	$164,396	$148,323	$131,166	$214,674

Net income per common share:
Basic	$2.71	$2.47	$2.20	$3.64
Diluted	$2.70	$2.46	$2.18	$3.61

	Fiscal 2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales (1)	$1,314,879	$1,289,854	$1,342,181	$1,937,592
Cost of sales	838,871	820,528	849,053	1,279,245
Gross profit	476,008	469,326	493,128	658,347

Selling, general and administrative expenses	283,445	283,427	320,729	399,631
Pre-opening expenses	4,158	6,099	9,732	4,297
Operating income	188,405	179,800	162,667	254,419
Interest income, net	(338)	(555)	(316)	(359)
Income before income taxes	188,743	180,355	162,983	254,778
Income tax expense	60,520	66,162	58,338	46,605
Net income (2)	$128,223	$114,193	$104,645	$208,173

Net income per common share (2):
Basic	$2.06	$1.84	$1.71	$3.42
Diluted	$2.05	$1.83	$1.70	$3.40

(1)	Fiscal 2017 includes 53 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108,756.
(2)	Net income and basic and diluted earnings per share for the fourth quarter of 2017 included a significant tax provision benefit as a result of the impact of Tax Reform.

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

18.   Share repurchase program

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

On March 15, 2018, the Company announced that the Board of Directors authorized a new share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625,000 of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41,317 from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

During fiscal 2016, excluding the shares repurchased under the ASR, the Company purchased 634 shares of common stock for $144,275. During fiscal 2017, the Company purchased 1,504 shares of common stock for $367,581. During fiscal 2018, the Company purchased 2,464 shares of common stock for $616,194.

19.   Subsequent event

On March 14, 2019, the Company announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company may repurchase up to $875,000 of the Company’s common stock. The 2019 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2018
Allowance for doubtful accounts	$1,371	$573	$(1,293)	(a)	$651
Inventory reserve	24,804	47,923	(36,087)		36,640
Fiscal 2017
Allowance for doubtful accounts	$2,079	$143	$(851)	(a)	$1,371
Inventory reserve	27,639	39,849	(42,684)		24,804
Fiscal 2016
Allowance for doubtful accounts	$1,112	$1,709	$(742)	(a)	$2,079
Inventory reserve	20,262	46,196	(38,819)		27,639

(a)	Represents write-off of uncollectible accounts

All other financial statement schedules required by Form 10‑K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10‑K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
2	Agreement and Plan of Merger, dated as of January 27, 2017, by and among Ulta Salon, Cosmetics & Fragrance, Inc., Ulta Beauty, Inc. and Ulta Merger Sub, Inc.		8‑K	2	001‑33764	1/30/2017
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8‑K	3.1	001‑33764	1/30/2017
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8‑K	3.2	001‑33764	1/30/2017
3.3	Bylaws of Ulta Beauty, Inc.		8‑K	3.3	001‑33764	1/30/2017
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8‑K	10.1	001‑33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S‑1	10.7	333‑144405	8/17/2007
10.4	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S‑1	10.7(a)	333‑144405	8/17/2007
10.5	Ulta Beauty, Inc. 2002 Equity Incentive Plan*		S‑1	10.9	333‑144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S‑1	10.10	333‑144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001‑33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8‑K	10.1	001‑33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10‑K	10.17	001‑33764	4/2/2009
10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8‑K	10.1	001‑33764	6/24/2013
10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10‑Q	10.1	001‑33764	6/10/2014
10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10‑Q	10.1	001‑33764	6/4/2015
10.13	Form of Option Agreement under the 2011 Incentive Award Plan*		10‑K	10.13	001‑33764	3/28/2017
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10‑K	10.14	001‑33764	3/28/2017
10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10‑K	10.15	001‑33764	3/28/2017

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10‑K	10.16	001‑33764	3/28/2017
10.17	Restricted Stock Unit Award Agreement dated March 29, 2018, with Mary Dillon*		10‑K	10.17	001‑33764	4/3/2018
10.18	Amendment to Employment Letter Regarding Severance Entitlements, dated March 29, 2018, between Ulta Beauty, Inc. and Mary Dillon*		10‑K	10.18	001‑33764	4/3/2018
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99

Proxy Statement for the 2019 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after February 2, 2019; except to the extent specifically incorporated by reference, the Proxy Statement for the 2019 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X

*     A management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on April 2, 2019.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon	Chief Executive Officer and	April 2, 2019
Mary N. Dillon	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	April 2, 2019
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Sally E. Blount	Director	April 2, 2019
Sally E. Blount

/s/ Michelle L. Collins	Director	April 2, 2019
Michelle L. Collins

/s/ Robert F. DiRomualdo	Chairperson of the Board of Directors	April 2, 2019
Robert F. DiRomualdo

/s/ Dennis K. Eck	Director	April 2, 2019
Dennis K. Eck

/s/ Catherine Halligan	Director	April 2, 2019
Catherine Halligan

/s/ Charles Heilbronn	Director	April 2, 2019
Charles Heilbronn

/s/ Michael R. MacDonald	Director	April 2, 2019
Michael R. MacDonald

/s/ George Mrkonic	Director	April 2, 2019
George Mrkonic

/s/ Lorna E. Nagler	Director	April 2, 2019
Lorna E. Nagler