Form 10-Q
period 2019-05-04
Ulta Beauty, Inc.
filed 2019-05-30
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2019

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 001‑33764

ULTA BEAUTY, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
Delaware (State or other jurisdiction of incorporation or organization)	38‑4022268 (I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)

Registrant’s telephone number, including area code: (630) 410‑4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ULTA	The NASDAQ Global Select Market

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 24, 2019 was 58,457,743 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 4,	February 2,	May 5,
(In thousands, except per share data)	2019	2019	2018
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$326,831	$409,251	$231,886
Short-term investments	195,000	—	237,193
Receivables, net	110,046	136,168	100,274
Merchandise inventories, net	1,250,037	1,214,329	1,136,816
Prepaid expenses and other current assets	137,173	138,116	96,530
Prepaid income taxes	245	16,997	—
Total current assets	2,019,332	1,914,861	1,802,699

Property and equipment, net	1,205,919	1,226,029	1,190,969
Operating lease assets	1,479,132	—	—
Goodwill	10,870	10,870	—
Other intangible assets, net	4,085	4,317	—
Deferred compensation plan assets	23,910	20,511	18,494
Other long-term assets	23,105	14,584	10,087
Total assets	$4,766,353	$3,191,172	$3,022,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$407,345	$404,016	$372,664
Accrued liabilities	227,156	220,666	179,659
Deferred revenue	182,993	199,054	140,764
Current operating lease liabilities	211,432	—	—
Accrued income taxes	16,679	—	52,005
Total current liabilities	1,045,605	823,736	745,092

Non-current operating lease liabilities	1,654,401	—	—
Deferred rent	—	434,980	414,219
Deferred income taxes	90,384	83,864	50,561
Other long-term liabilities	34,395	28,374	28,944
Total liabilities	2,824,785	1,370,954	1,238,816

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 59,262, 59,232, and 60,998 shares issued; 58,587, 58,584, and 60,356 shares outstanding; at May 4, 2019 (unaudited), February 2, 2019, and May 5, 2018 (unaudited), respectively	593	592	610
Treasury stock-common, at cost	(34,091)	(24,908)	(23,598)
Additional paid-in capital	786,753	738,671	711,597
Retained earnings	1,188,313	1,105,863	1,094,824
Total stockholders’ equity	1,941,568	1,820,218	1,783,433
Total liabilities and stockholders’ equity	$4,766,353	$3,191,172	$3,022,249

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In thousands, except per share data)	2019	2018
Net sales	$1,743,029	$1,543,667
Cost of sales	1,098,182	982,954
Gross profit	644,847	560,713

Selling, general and administrative expenses	403,133	345,624
Pre-opening expenses	4,174	5,247
Operating income	237,540	209,842
Interest income, net	(2,046)	(1,325)
Income before income taxes	239,586	211,167
Income tax expense	47,365	46,771
Net income	$192,221	$164,396

Net income per common share:
Basic	$3.28	$2.71
Diluted	$3.26	$2.70

Weighted average common shares outstanding:
Basic	58,631	60,610
Diluted	58,993	60,909

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In thousands)	2019	2018
Operating activities
Net income	$192,221	$164,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,810	68,789
Non-cash lease expense	75,231	—
Deferred income taxes	6,520	1,473
Stock-based compensation expense	6,030	6,170
Loss on disposal of property and equipment	1,365	798
Change in operating assets and liabilities:
Receivables	8,654	(555)
Merchandise inventories	(35,708)	(40,392)
Prepaid expenses and other current assets	(24,317)	2,136
Income taxes	33,431	39,393
Accounts payable	3,329	46,906
Accrued liabilities	9,971	48,182
Deferred revenue	(16,061)	(66,992)
Operating lease liabilities	(67,635)	—
Deferred rent	—	6,303
Other assets and liabilities	6,837	656
Net cash provided by operating activities	271,678	277,263

Investing activities
Purchases of short-term investments	(195,000)	(237,193)
Proceeds from short-term investments	—	120,000
Purchases of property and equipment	(71,836)	(74,259)
Purchases of equity investments	(12,736)	—
Net cash used in investing activities	(279,572)	(191,452)

Financing activities
Repurchase of common shares	(107,399)	(133,051)
Stock options exercised	42,056	6,512
Purchase of treasury shares	(9,183)	(4,831)
Net cash used in financing activities	(74,526)	(131,370)

Net decrease in cash and cash equivalents	(82,420)	(45,559)
Cash and cash equivalents at beginning of period	409,251	277,445
Cash and cash equivalents at end of period	$326,831	$231,886

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$2,327	$5,617
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$(2,020)	$(3,369)

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	—	—	—	—	—	164,396	164,396
Stock-based compensation	—	—	—	—	6,170	—	6,170
Adoption of accounting standards - ASC 606	—	—	—	—	—	(29,980)	(29,980)
Stock options exercised and other awards	176	2	—	—	6,510	—	6,512
Purchase of treasury shares	—	—	(23)	(4,831)	—	—	(4,831)
Repurchase of common shares	(619)	(6)	—	—	—	(133,045)	(133,051)
Balance – May 5, 2018	60,998	$610	(642)	$(23,598)	$711,597	$1,094,824	$1,783,433

Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$1,820,218
Net income	—	—	—	—	—	192,221	192,221
Stock-based compensation	—	—	—	—	6,030	—	6,030
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	(2,375)
Stock options exercised and other awards	348	4	—	—	42,052	—	42,056
Purchase of treasury shares	—	—	(27)	(9,183)	—	—	(9,183)
Repurchase of common shares	(318)	(3)	—	—	—	(107,396)	(107,399)
Balance – May 4, 2019	59,262	$593	(675)	$(34,091)	$786,753	$1,188,313	$1,941,568

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 4, 2019, the Company operated 1,196 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	21	Montana	6
Alaska	3	Nebraska	5
Arizona	27	Nevada	14
Arkansas	10	New Hampshire	7
California	154	New Jersey	35
Colorado	25	New Mexico	6
Connecticut	16	New York	47
Delaware	3	North Carolina	32
Florida	83	North Dakota	3
Georgia	36	Ohio	41
Hawaii	4	Oklahoma	20
Idaho	8	Oregon	14
Illinois	55	Pennsylvania	43
Indiana	23	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	12	South Dakota	2
Kentucky	14	Tennessee	24
Louisiana	18	Texas	105
Maine	3	Utah	14
Maryland	24	Vermont	1
Massachusetts	19	Virginia	29
Michigan	46	Washington	33
Minnesota	17	West Virginia	7
Mississippi	9	Wisconsin	20
Missouri	23	Wyoming	2
		Total	1,196

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10‑Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 4, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2020, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended February 2, 2019. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10‑K for the year ended February 2, 2019. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2019 and 2018 ended on May 4, 2019 and May 5, 2018, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements not yet adopted

Intangibles – Goodwill and Other-Internal-Use Software

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification impacts the recognition of expense in the income statement. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company adopted the new standard on February 3, 2019 using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures. The Company elected the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. In addition, the Company elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. The Company made an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and recognize those lease payments on a straight-line basis over the lease term.

The adoption of ASU 2016‑02, resulted in the recording of operating lease assets and liabilities of $1,460,866 and $1,839,970 within the consolidated balance sheet, respectively, as of February 3, 2019. As part of the adoption, the Company recorded an adjustment to retained earnings of $2,375. The standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows. See Note 6, “Leases,” for further details.

The impact to the Company’s opening consolidated balance sheet as of February 3, 2019 was as follows:

	As Reported	Effect of Adopting	Balance at
(In thousands)	February 2, 2019	ASC 842	February 3, 2019
Assets			(Unaudited)
Receivables, net	$136,168	$(17,468)	$118,700
Prepaid expenses and other current assets	138,116	(25,260)	112,856
Property and equipment, net	1,226,029	(16,983)	1,209,046
Operating lease assets	—	1,460,866	1,460,866
Liabilities and stockholders’ equity
Accrued liabilities	220,666	(1,460)	219,206
Current operating lease liabilities	—	210,721	210,721
Deferred rent	434,980	(434,980)	—
Non-current operating lease liabilities	—	1,629,249	1,629,249
Retained earnings	1,105,863	(2,375)	1,103,488

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

4.Revenue

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
(Percentage of net sales)	May 4, 2019	May 5, 2018
Cosmetics	53%	54%
Skincare, Bath & Fragrance	21%	20%
Haircare Products & Styling Tools	17%	17%
Services	5%	6%
Other (nail products, accessories, and other)	4%	3%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Beginning balance	$193,585	$110,103
Adoption of ASC 606	—	38,773
Additions to contract liabilities (1)	71,790	85,834
Deductions to contract liabilities (2)	(91,454)	(104,119)
Ending balance	$173,921	$130,591

(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at May 4, 2019 and February 2, 2019, respectively.  The Company did not have any goodwill as of May 5, 2018.  No additional goodwill was recognized during the 13 weeks ended May 4, 2019.  The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other intangible assets with finite useful lives are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

6.Leases

The Company determines whether an arrangement is or contains a lease at contract inception. The Company leases retail stores, distribution centers, and corporate offices under non-cancellable operating leases with various expiration dates through 2032. Leases generally have an initial lease term of 10 years and include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

The lease classification evaluation begins at the commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All retail store, distribution center, and corporate office leases are classified as operating leases. The Company does not have any finance leases.

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon control of the premises, and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated right-of-use asset. Operating lease expense is recognized on a straight-line basis over the lease term.

Certain leases contain provisions that require additional rent payments based upon sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense. This results in some variability in lease expense as a percentage of revenues over the term of the lease in stores where contingent rent is paid.

Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet.  Short-term lease expense is recognized on a straight-line basis over the lease term.

The Company subleases certain real estate to third parties for stores with excess square footage space.

The Company does not separate lease and non-lease components (e.g., common area maintenance).

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As there are no outstanding borrowings under the Company’s credit facility, this rate is estimated based on prevailing market conditions, comparable company and credit analysis, and judgment. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases as of May 4, 2019:

		13 Weeks Ended
(In thousands)	Classification on the Balance Sheet	May 4, 2019
Right-of-use assets	Operating lease assets	$1,479,132

Current lease liabilities	Current operating lease liabilities	211,432
Non-current lease liabilities	Non-current operating lease liabilities	1,654,401
Total lease liabilities		$1,865,833

Weighted-average remaining lease term		7.4 years
Weighted-average discount rate		4.1%

Lease cost

The following table presents the components of lease cost for operating leases:

		13 Weeks Ended
(In thousands)	Classification on the Statement of Income	May 4, 2019
Operating lease cost	Cost of sales (1)	$71,342
Variable lease cost	Cost of sales	(1,800)
Short-term lease cost	Selling, general and administrative expenses	65
Sublease income	Net sales	(141)
Total lease cost		$69,466

(1)  The majority of operating lease cost relates to retail stores and distribution centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from lease commencement date through control date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

13 Weeks Ended
(In thousands)	May 4, 2019
Cash paid for operating lease liabilities (1)	$82,101
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	93,497

(1)	Excludes $18,175 related to cash received for tenant incentives.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities as of May 4, 2019:

Fiscal year	(In thousands)
2019 (1)	$200,921
2020	327,521
2021	314,307
2022	296,353
2023	260,928
2024 and thereafter	775,085
Total lease payments	$2,175,115
Less: Imputed interest	(309,282)
Present value of operating lease liabilities	$1,865,833

(1)	Excluding the 13 weeks ended May 4, 2019.

Included in the table above is $57,216 of future lease payments for operating leases executed but not yet commenced.

7.Commitments and contingencies

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

8.Notes payable

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

As of May 4, 2019, February 2, 2019, and May 5, 2018, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

9.Fair value measurements

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

As of May 4, 2019, February 2, 2019, and May 5, 2018, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $25,648, $19,615, and $19,346, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

10.Investments

The Company’s short-term investments as of May 4, 2019 and May 5, 2018 consist of $195,000 and $237,193, respectively, in certificates of deposit. The Company did not have any short-term investments as of February 2, 2019. Short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments.

11.Stock-based compensation

The Company measures stock-based compensation expense on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions for the periods indicated:

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Volatility rate	31.0%	29.0%
Average risk-free interest rate	2.3%	2.4%
Average expected life (in years)	3.5	3.4
Dividend yield	None	None

The Company granted 97 and 163 stock options during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The stock-based compensation expense against operating income for stock options was $2,120 and $2,208 for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The weighted-average grant date fair value of these stock options was $89.91 and $50.10 for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. At May 4, 2019, there was approximately $22,944 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 39 and 83 restricted stock units during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The stock-based compensation expense charged against operating income for restricted stock units was $2,821 and $2,505 for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. At May 4, 2019, there was approximately $28,810 of unrecognized stock-based compensation expense related to restricted stock units.

The Company issued 21 and 33 performance-based restricted stock units during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The stock-based compensation expense charged against operating income for performance-based restricted stock units was $1,711 and $1,457 for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. At May 4, 2019, there was approximately $15,198 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $47,365 for the 13 weeks ended May 4, 2019 represents an effective tax rate of 19.8%, compared to $46,771 of tax expense representing an effective tax rate of 22.1% for the 13 weeks ended May 5, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation.

13.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended
	May 4,	May 5,
(In thousands, except per share data)	2019	2018
Numerator for diluted net income per share – net income	$192,221	$164,396

Denominator for basic net income per share – weighted-average common shares	58,631	60,610
Dilutive effect of stock options and non-vested stock	362	299
Denominator for diluted net income per share	58,993	60,909

Net income per common share:
Basic	$3.28	$2.71
Diluted	$3.26	$2.70

The denominator for diluted net income per common share for the 13 weeks ended May 4, 2019 and May 5, 2018 excludes 152 and 461 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

14.Share repurchase program

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

On March 14, 2019, the Company announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company may repurchase up to $875,000 of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25,435 from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended May 4, 2019, the Company purchased 318 shares of common stock for $107,399. During the 13 weeks ended May 5, 2018, the Company purchased 619 shares of common stock for $133,051.

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
•

other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended February 2, 2019, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10‑Q (including this report).

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2019 and 2018 ended on May 4, 2019 and May 5, 2018, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	May 4,	May 5,	May 4,	May 5,
(Dollars in thousands)	2019	2018	2019	2018
Net sales	$1,743,029	$1,543,667	100.0%	100.0%
Cost of sales	1,098,182	982,954	63.0%	63.7%
Gross profit	644,847	560,713	37.0%	36.3%

Selling, general and administrative expenses	403,133	345,624	23.1%	22.4%
Pre-opening expenses	4,174	5,247	0.2%	0.3%
Operating income	237,540	209,842	13.6%	13.6%
Interest income, net	(2,046)	(1,325)	0.1%	0.1%
Income before income taxes	239,586	211,167	13.7%	13.7%
Income tax expense	47,365	46,771	2.7%	3.0%
Net income	$192,221	$164,396	11.0%	10.6%

Other operating data:
Number of stores end of period	1,196	1,107
Comparable sales increase	7.0%	8.1%

Comparison of 13 weeks ended May 4, 2019 to 13 weeks ended May 5, 2018

Net sales

Net sales increased $199.4 million or 12.9%, to $1,743.0 million for the 13 weeks ended May 4, 2019, compared to $1,543.7 million for the 13 weeks ended May 5, 2018. Comparable stores contributed $106.3 million of the total net sales increase and non-comparable stores contributed $89.9 million of the total net sales increase. Other revenue increased $3.2 million compared to the first quarter of 2018.

The total comparable sales increase of 7.0% included a 4.3% increase in transactions and a 2.7% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $84.1 million or 15.0%, to $644.8 million for the 13 weeks ended May 4, 2019, compared to $560.7 million for the 13 weeks ended May 5, 2018. Gross profit as a percentage of net sales increased 70 basis points to 37.0% for the 13 weeks ended May 4, 2019, compared to 36.3% for the 13 weeks ended May 5, 2018. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by our marketing and merchandising strategies and leverage in fixed store costs attributed to the impact of higher sales volume, partially offset by investments in our salon services and supply chain operations.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $57.5 million or 16.6%, to $403.1 million for the 13 weeks ended May 4, 2019, compared to $345.6 million for the 13 weeks ended May 5, 2018. SG&A expenses as a percentage of net sales increased 70 basis points to 23.1% for the 13 weeks ended May 4, 2019, compared to 22.4% for the 13 weeks ended May 5, 2018. The increase is primarily due to deleverage in corporate overhead related to investments in growth initiatives and store labor, partially offset by improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses decreased $1.0 million to $4.2 million for the 13 weeks ended May 4, 2019, compared to $5.2 million for the 13 weeks ended May 5, 2018. During the 13 weeks ended May 4, 2019, we opened 22 new stores and remodeled one store, compared to the 13 weeks ended May 5, 2018, when we opened 34 new stores and remodeled two stores.

Interest income, net

Interest income, net was $2.0 million for the 13 weeks ended May 4, 2019 compared to $1.3 million for the 13 weeks ended May 5, 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of May 4, 2019 and May 5, 2018.

Income tax expense

Income tax expense of $47.4 million for the 13 weeks ended May 4, 2019 represents an effective tax rate of 19.8%, compared to $46.8 million of tax expense representing an effective tax rate of 22.1% for the 13 weeks ended May 5, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation.

Net income

Net income increased $27.8 million or 16.9%, to $192.2 million for the 13 weeks ended May 4, 2019, compared to $164.4 million for the 13 weeks ended May 5, 2018. The increase in net income is primarily related to the $84.1 million increase in gross profit partially offset by a $57.5 million increase in SG&A expenses.

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

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by related accounts payable and accrued expenses.

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

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	May 4,	May 5,
(In thousands)	2019	2018
Net cash provided by operating activities	$271,678	$277,263
Net cash used in investing activities	(279,572)	(191,452)
Net cash used in financing activities	(74,526)	(131,370)
Net decrease in cash and cash equivalents	$(82,420)	$(45,559)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.  The decrease over the prior year is mainly due to the timing of accrued liabilities, accounts payable, and prepaid expenses and other current assets, partially offset by the increase in net income, merchandise inventories, and deferred revenue related to our loyalty and gift card programs.

Merchandise inventories, net were $1,250.0 million at May 4, 2019, compared to $1,136.8 million at May 5, 2018, representing an increase of $113.2 million or 10.0%. Average inventory per store increased 1.8% compared to prior year. The increase in inventory is primarily due to the following:

•	approximately $91 million due to the addition of 89 net new stores opened since May 5, 2018;
•	approximately $30 million due to the opening of the Company’s distribution center in Fresno, California, partially offset by;
•	approximately $10 million of productivity benefits from supply chain investments in new systems and merchandise planning tools.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $71.8 million during the 13 weeks ended May 4, 2019, compared to $74.3 million during the 13 weeks ended May 5, 2018. As of May 4, 2019, we had $195.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase.

Financing activities

Financing activities in fiscal 2019 and 2018 consist principally of share repurchases and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of May 4, 2019,  February 2, 2019 and May 5, 2018. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control, as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program, share repurchases, and seasonal inventory needs.

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

On March 14, 2019, we announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

During the 13 weeks ended May 4, 2019, we purchased 318,431 shares of common stock for $107.4 million. During the 13 weeks ended May 5, 2018, we purchased 618,551 shares of common stock for $133.1 million.

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

As of May 4, 2019,  February 2, 2019, and May 5, 2018, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of May 4, 2019, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 4, 2019.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. Other than adoption of the new lease accounting standard as discussed in Note 6 to our consolidated financial statements, “Leases,” there have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10‑K for the fiscal year ended February 2, 2019.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of May 4, 2019 and May 5, 2018.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 4, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on February 3, 2019. We further completed upgrades to our lease administration software to support our accounting for leases and have integrated the new software functionality with our processes, systems and controls.

Part II - Other Information

Item 1.Legal Proceedings

See Note 7 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended February 2, 2019, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended February 2, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
February 3, 2019 to March 2, 2019	41,647	$299.93	41,647	$33,574
March 3, 2019 to March 30, 2019	115,606	331.34	88,765	853,917
March 31, 2019 to May 4, 2019	188,309	349.35	188,019	788,230
13 weeks ended May 4, 2019	345,562	337.37	318,431	788,230

(1)

There were 318,431 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 4, 2019 and there were 27,131 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

On March 15, 2018, we announced the 2018 Share Repurchase Program pursuant to which the Company could repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program did not have an expiration date, but provided for suspension or discontinuation at any time. On March 14, 2019, we announced the 2019 Share Repurchase Program pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the 2018 Share Repurchase Program. As of May 4, 2019, $788.2 million remained available under the $875.0 million 2019 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 30, 2019 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary