Form 10-Q
period 2019-08-03
Ulta Beauty, Inc.
filed 2019-08-29
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2019

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2019 was 58,848,950 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 3,	February 2,	August 4,
(In thousands, except per share data)	2019	2019	2018
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$177,398	$409,251	$237,107
Short-term investments	150,000	—	149,000
Receivables, net	107,263	136,168	103,666
Merchandise inventories, net	1,315,999	1,214,329	1,219,685
Prepaid expenses and other current assets	131,171	138,116	103,618
Prepaid income taxes	38,769	16,997	17,082
Total current assets	1,920,600	1,914,861	1,830,158

Property and equipment, net	1,219,948	1,226,029	1,212,978
Operating lease assets	1,499,556	—	—
Goodwill	10,870	10,870	—
Other intangible assets, net	3,854	4,317	—
Deferred compensation plan assets	24,665	20,511	19,585
Other long-term assets	30,882	14,584	10,628
Total assets	$4,710,375	$3,191,172	$3,073,349

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$450,117	$404,016	$409,849
Accrued liabilities	224,202	220,666	202,999
Deferred revenue	182,354	199,054	145,907
Current operating lease liabilities	208,261	—	—
Total current liabilities	1,064,934	823,736	758,755

Non-current operating lease liabilities	1,683,743	—	—
Deferred rent	—	434,980	422,455
Deferred income taxes	86,598	83,864	49,700
Other long-term liabilities	35,649	28,374	29,961
Total liabilities	2,870,924	1,370,954	1,260,871

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 58,485, 59,232, and 60,518 shares issued; 57,810, 58,584, and 59,872 share outstanding; at August 3, 2019 (unaudited), February 2, 2019, and August 4, 2018 (unaudited), respectively	585	592	605
Treasury stock-common, at cost	(34,180)	(24,908)	(24,413)
Additional paid-in capital	794,368	738,671	720,535
Retained earnings	1,078,678	1,105,863	1,115,751
Total stockholders’ equity	1,839,451	1,820,218	1,812,478
Total liabilities and stockholders’ equity	$4,710,375	$3,191,172	$3,073,349

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$1,666,607	$1,488,221	$3,409,636	$3,031,888
Cost of sales	1,060,708	952,760	2,158,890	1,935,714
Gross profit	605,899	535,461	1,250,746	1,096,174

Selling, general and administrative expenses	392,843	337,142	795,976	682,766
Pre-opening expenses	5,038	4,504	9,212	9,751
Operating income	208,018	193,815	445,558	403,657
Interest income, net	(1,671)	(1,143)	(3,717)	(2,468)
Income before income taxes	209,689	194,958	449,275	406,125
Income tax expense	48,431	46,635	95,796	93,406
Net income	$161,258	$148,323	$353,479	$312,719

Net income per common share:
Basic	$2.77	$2.47	$6.05	$5.18
Diluted	$2.76	$2.46	$6.02	$5.16

Weighted average common shares outstanding:
Basic	58,171	60,070	58,401	60,340
Diluted	58,446	60,375	58,718	60,630

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 3,	August 4,
(In thousands)	2019	2018
Operating activities
Net income	$353,479	$312,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,951	137,815
Non-cash lease expense	152,134	—
Deferred income taxes	2,734	612
Stock-based compensation expense	12,766	13,172
Loss on disposal of property and equipment	3,215	499
Change in operating assets and liabilities:
Receivables	11,437	(3,947)
Merchandise inventories	(101,670)	(123,261)
Prepaid expenses and other current assets	(18,315)	(4,952)
Income taxes	(21,772)	(29,694)
Accounts payable	46,101	84,091
Accrued liabilities	(2,629)	(6,572)
Deferred revenue	(16,700)	(6,577)
Operating lease liabilities	(138,557)	—
Deferred rent	—	14,539
Other assets and liabilities	20,162	(441)
Net cash provided by operating activities	447,336	388,003

Investing activities
Purchases of short-term investments	(245,000)	(558,163)
Proceeds from short-term investments	95,000	529,163
Purchases of property and equipment	(151,213)	(141,691)
Purchases of equity investments	(33,339)	—
Net cash used in investing activities	(334,552)	(170,691)

Financing activities
Repurchase of common shares	(378,300)	(260,452)
Stock options exercised	42,935	8,448
Purchase of treasury shares	(9,272)	(5,646)
Net cash used in financing activities	(344,637)	(257,650)

Net decrease in cash and cash equivalents	(231,853)	(40,338)
Cash and cash equivalents at beginning of period	409,251	277,445
Cash and cash equivalents at end of period	$177,398	$237,107

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$97,024	$121,914
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$7,625	$19,453

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	—	—	—	—	—	164,396	164,396
Stock-based compensation	—	—	—	—	6,170	—	6,170
Adoption of accounting standards - ASC 606	—	—	—	—	—	(29,980)	(29,980)
Stock options exercised and other awards	176	2	—	—	6,510	—	6,512
Purchase of treasury shares	—	—	(23)	(4,831)	—	—	(4,831)
Repurchase of common shares	(619)	(6)	—	—	—	(133,045)	(133,051)
Balance – May 5, 2018	60,998	$610	(642)	$(23,598)	$711,597	$1,094,824	$1,783,433
Net income	—	—	—	—	—	148,323	148,323
Stock-based compensation	—	—	—	—	7,002	—	7,002
Stock options exercised and other awards	32	—	—	—	1,936	—	1,936
Purchase of treasury shares	—	—	(4)	(815)	—	—	(815)
Repurchase of common shares	(512)	(5)	—	—	—	(127,396)	(127,401)
Balance – August 4, 2018	60,518	$605	(646)	$(24,413)	$720,535	$1,115,751	$1,812,478

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$1,820,218
Net income	—	—	—	—	—	192,221	192,221
Stock-based compensation	—	—	—	—	6,030	—	6,030
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	(2,375)
Stock options exercised and other awards	348	4	—	—	42,052	—	42,056
Purchase of treasury shares	—	—	(27)	(9,183)	—	—	(9,183)
Repurchase of common shares	(318)	(3)	—	—	—	(107,396)	(107,399)
Balance – May 4, 2019	59,262	$593	(675)	$(34,091)	$786,753	$1,188,313	$1,941,568
Net income	—	—	—	—	—	161,258	161,258
Stock-based compensation	—	—	—	—	6,736	—	6,736
Stock options exercised and other awards	15	—	—	—	879	—	879
Purchase of treasury shares	—	—	—	(89)	—	—	(89)
Repurchase of common shares	(792)	(8)	—	—	—	(270,893)	(270,901)
Balance – August 3, 2019	58,485	$585	(675)	$(34,180)	$794,368	$1,078,678	$1,839,451

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and store count data) (Unaudited)

1.Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to the reorganization, Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty, Inc. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 3, 2019, the Company operated 1,213 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	21	Montana	6
Alaska	3	Nebraska	5
Arizona	27	Nevada	15
Arkansas	10	New Hampshire	7
California	157	New Jersey	36
Colorado	26	New Mexico	6
Connecticut	16	New York	48
Delaware	3	North Carolina	32
Florida	83	North Dakota	3
Georgia	36	Ohio	42
Hawaii	4	Oklahoma	20
Idaho	9	Oregon	14
Illinois	55	Pennsylvania	43
Indiana	23	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	12	South Dakota	2
Kentucky	14	Tennessee	25
Louisiana	18	Texas	110
Maine	3	Utah	14
Maryland	24	Vermont	1
Massachusetts	19	Virginia	29
Michigan	47	Washington	34
Minnesota	17	West Virginia	7
Mississippi	9	Wisconsin	20
Missouri	23	Wyoming	2
		Total	1,213

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 3, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2020, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2019 and 2018 ended on August 3, 2019 and August 4, 2018, respectively.

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

Recently adopted accounting pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification impacts the recognition of expense in the income statement. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

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

The adoption of ASU 2016-02, resulted in the recording of operating lease assets and liabilities of $1,460,866 and $1,839,970 within the consolidated balance sheet, respectively, as of February 3, 2019. As part of the adoption, the Company recorded an adjustment to retained earnings of $2,375. The standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows. See Note 6, “Leases,” for further details.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cosmetics	47%	49%	50%	51%
Skincare, Bath & Fragrance	22%	20%	21%	20%
Haircare Products & Styling Tools	21%	21%	19%	19%
Services	6%	6%	6%	6%
Other (nail products, accessories, and other)	4%	4%	4%	4%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Beginning balance	$173,921	$130,591	$193,585	$110,103
Adoption of ASC 606	—	—	—	38,773
Additions to contract liabilities (1)	64,863	89,001	135,167	174,835
Deductions to contract liabilities (2)	(66,831)	(88,976)	(156,799)	(193,095)
Ending balance	$171,953	$130,616	$171,953	$130,616
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at August 3, 2019 and February 2, 2019, respectively. The Company did not have any goodwill as of August 4, 2018. No additional goodwill was recognized during the 13 and 26 weeks ended August 3, 2019, respectively. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The lease classification evaluation begins at the lease commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All retail store, distribution center, and corporate office leases are classified as operating leases. The Company does not have any finance leases.

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon control of the premises, and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated right-of-use asset. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases as of August 3, 2019:

(In thousands)	Classification on the Balance Sheet	August 3, 2019
Right-of-use assets	Operating lease assets	$1,499,556

Current lease liabilities	Current operating lease liabilities	208,261
Non-current lease liabilities	Non-current operating lease liabilities	1,683,743
Total lease liabilities		$1,892,004

Weighted-average remaining lease term		7.2 years
Weighted-average discount rate		4.1%

Lease cost

The following table presents the components of lease cost for operating leases:

		13 Weeks Ended	26 Weeks Ended
(In thousands)	Classification on the Statement of Income	August 3, 2019	August 3, 2019
Operating lease cost	Cost of sales (1)	$71,579	$142,921
Variable lease cost	Cost of sales	(1,524)	(3,324)
Short-term lease cost	Selling, general and administrative expenses	73	138
Sublease income	Net sales	(149)	(290)
Total lease cost		$69,979	$139,445

(1) The majority of operating lease cost relates to retail stores and distribution centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

26 Weeks Ended
(In thousands)	August 3, 2019
Cash paid for operating lease liabilities (1)	$165,882
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	190,824
(1)	Excludes $36,445 related to cash received for tenant incentives.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities as of August 3, 2019:

Fiscal year	(In thousands)
2019 (1)	$113,470
2020	339,422
2021	326,124
2022	307,605
2023	271,830
2024 and thereafter	846,558
Total lease payments	$2,205,009
Less: Imputed interest	(313,005)
Present value of operating lease liabilities	$1,892,004
(1)	Excluding the 26 weeks ended August 3, 2019.

Operating lease payments exclude $219,045 of legally binding minimum lease payments for leases signed but not yet commenced.

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

As of August 3, 2019, February 2, 2019 and August 4, 2018, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

9.Fair value measurements

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

●	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.
●	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.
●	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of August 3, 2019, February 2, 2019 and August 4, 2018, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $26,848, $19,615, and $20,419, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

10.Investments

The Company’s short-term investments as of August 3, 2019 and August 4, 2018 consist of $150,000 and $149,000, respectively, in certificates of deposit. The Company did not have any short-term investments as of February 2, 2019. Short-term investments are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting.  The balance of these investments is included in other long-term assets in the consolidated balance sheet. The Company contributed capital of $33,339 and received distributions including $17,370 of investment tax credits during the 26 weeks ended August 3, 2019.

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

	26 Weeks Ended
	August 3,	August 4,
	2019	2018
Volatility rate	31.0%	29.0%
Average risk-free interest rate	2.3%	2.4%
Average expected life (in years)	3.5	3.4
Dividend yield	None	None

The Company granted 97 and 163 stock options during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for stock options was $2,199 and $2,215 for the 13 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for stock options was $4,319 and $4,423 for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. The weighted-average grant date fair value of these stock options was $89.91 and $50.10 for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. At August 3, 2019, there was approximately $20,473 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 47 and 92 restricted stock units during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for restricted stock units was

$3,422 and $3,290 for the 13 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for restricted stock units was $6,243 and $5,795 for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. At August 3, 2019, there was approximately $27,170 of unrecognized stock-based compensation expense related to restricted stock units.

The Company issued 21 and 33 performance-based restricted stock units during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for performance-based restricted stock units was $1,390 and $1,722 for the 13 weeks ended August 3, 2019 and August 4, 2018, respectively. The stock-based compensation expense charged against operating income for performance-based restricted stock units was $3,101 and $3,179 for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. At August 3, 2019, there was approximately $12,745 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $48,431 for the 13 weeks ended August 3, 2019 represents an effective tax rate of 23.1%, compared to $46,635 of tax expense representing an effective tax rate of 23.9% for the 13 weeks ended August 4, 2018. The lower effective tax rate is primarily due to an increase in federal income tax credits.

Income tax expense of $95,796 for the 26 weeks ended August 3, 2019 represents an effective tax rate of 21.3%, compared to $93,406 of tax expense representing an effective tax rate of 23.0% for the 26 weeks ended August 4, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation.

13.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator for diluted net income per share – net income	$161,258	$148,323	$353,479	$312,719

Denominator for basic net income per share – weighted-average common shares	58,171	60,070	58,401	60,340
Dilutive effect of stock options and non-vested stock	275	305	317	290
Denominator for diluted net income per share	58,446	60,375	58,718	60,630

Net income per common share:
Basic	$2.77	$2.47	$6.05	$5.18
Diluted	$2.76	$2.46	$6.02	$5.16

The denominator for diluted net income per common share for the 13 weeks ended August 3, 2019 and August 4, 2018 excludes 101 and 285 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended August 3, 2019 and August 4, 2018 excludes 164 and 378 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

On March 15, 2018, the Company announced that the Board of Directors authorized a share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625,000 of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41,317 from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

During the 26 weeks ended August 3, 2019, the Company purchased 1,110 shares of common stock for $378,301. During the 26 weeks ended August 4, 2018, the Company purchased 1,131 shares of common stock for $260,452.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	changes in the overall level of consumer spending and volatility in the economy;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	natural disasters that could negatively impact sales;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and

●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 2, 2019, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) drive growth across beauty enthusiast consumer groups, 2) deepen Ulta Beauty love and loyalty, 3) deliver a one of a kind, world class beauty assortment, 4) lead the in-store and beauty services experience transformation, 5) reinvent beauty digital engagement, 6) deliver operational excellence and drive efficiencies, and 7) invest in talent that drives a winning culture. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

Comparable sales is a key metric that is monitored closely within the retail industry. Our comparable sales have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales, including general U.S. economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others.

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

Current business trends

Our research indicates that Ulta Beauty continues to drive meaningful market share across all categories.  However, our research also suggests that the cosmetics category in the overall U.S. market has experienced mid-single digit declines through the first six months of 2019. Beauty cycles are impacted by demographics and innovation.  While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases.  Despite the overall market decline in the cosmetics category, we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs;
●	retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, licenses, and cleaning expenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

Our cost of sales may be negatively impacted as we open an increasing number of stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative expenses include:

●	payroll, bonus, and benefit costs for retail stores and corporate employees;
●	advertising and marketing costs;
●	occupancy costs related to our corporate office facilities;
●	stock-based compensation expense;
●	depreciation and amortization for all assets, except those related to our retail stores and distribution operations, which are included in cost of sales; and
●	legal, finance, information systems, and other corporate overhead costs.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2019 and 2018 ended on August 3, 2019 and August 4, 2018, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(Dollars in thousands)	2019	2018	2019	2018
Net sales	$1,666,607	$1,488,221	$3,409,636	$3,031,888
Cost of sales	1,060,708	952,760	2,158,890	1,935,714
Gross profit	605,899	535,461	1,250,746	1,096,174

Selling, general and administrative expenses	392,843	337,142	795,976	682,766
Pre-opening expenses	5,038	4,504	9,212	9,751
Operating income	208,018	193,815	445,558	403,657
Interest income, net	(1,671)	(1,143)	(3,717)	(2,468)
Income before income taxes	209,689	194,958	449,275	406,125
Income tax expense	48,431	46,635	95,796	93,406
Net income	$161,258	$148,323	$353,479	$312,719

Other operating data:
Number of stores end of period	1,213	1,124	1,213	1,124
Comparable sales increase	6.2%	6.5%	6.6%	7.3%

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(Percentage of net sales)	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6%	64.0%	63.3%	63.8%
Gross profit	36.4%	36.0%	36.7%	36.2%

Selling, general and administrative expenses	23.6%	22.7%	23.3%	22.5%
Pre-opening expenses	0.3%	0.3%	0.3%	0.3%
Operating income	12.5%	13.0%	13.1%	13.3%
Interest income, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	12.6%	13.1%	13.2%	13.4%
Income tax expense	2.9%	3.1%	2.8%	3.1%
Net income	9.7%	10.0%	10.4%	10.3%

Comparison of 13 weeks ended August 3, 2019 to 13 weeks ended August 4, 2018

Net sales

Net sales increased $178.4 million or 12.0%, to $1,666.6 million for the 13 weeks ended August 3, 2019, compared to $1,488.2 million for the 13 weeks ended August 4, 2018. Comparable stores contributed $90.3 million of the total net sales increase and non-comparable stores contributed $82.8 million of the total net sales increase. Other revenue increased $5.3 million compared to the second quarter of 2018.

The total comparable sales increase of 6.2% included a 5.4% increase in transactions and a 0.8% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $70.4 million or 13.2%, to $605.9 million for the 13 weeks ended August 3, 2019, compared to $535.5 million for the 13 weeks ended August 4, 2018. Gross profit as a percentage of net sales increased 40 basis points to 36.4% for the 13 weeks ended August 3, 2019, compared to 36.0% for the 13 weeks ended August 4, 2018. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by our marketing and merchandising strategies and leverage in fixed store costs attributed to the impact of higher sales volume, partially offset by investments in our salon services.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $55.7 million or 16.5%, to $392.8 million for the 13 weeks ended August 3, 2019, compared to $337.1 million for the 13 weeks ended August 4, 2018. SG&A expenses as a percentage of net sales increased 90 basis points to 23.6% for the 13 weeks ended August 3, 2019, compared to 22.7% for the 13 weeks ended August 4, 2018. The increase is primarily due to deleverage in corporate overhead related to investments in growth initiatives and store labor.

Pre-opening expenses

Pre-opening expenses increased $0.5 million to $5.0 million for the 13 weeks ended August 3, 2019, compared to $4.5 million for the 13 weeks ended August 4, 2018. During the 13 weeks ended August 3, 2019, we opened 20 new stores, remodeled eight stores, and relocated four stores, compared to the 13 weeks ended August 4, 2018, when we opened 19 new stores, remodeled seven stores, and relocated one store.

Interest income, net

Interest income, net was $1.7 million for the 13 weeks ended August 3, 2019 compared to $1.1 million for the 13 weeks ended August 4, 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of August 3, 2019 and August 4, 2018.

Income tax expense

Income tax expense of $48.4 million for the 13 weeks ended August 3, 2019 represents an effective tax rate of 23.1%, compared to $46.6 million of tax expense representing an effective tax rate of 23.9% for the 13 weeks ended August 4, 2018. The lower effective tax rate is primarily due to an increase in federal income tax credits.

Net income

Net income increased $12.9 million or 8.7%, to $161.3 million for the 13 weeks ended August 3, 2019, compared to $148.3 million for the 13 weeks ended August 4, 2018. The increase in net income is primarily related to the $70.4 million increase in gross profit partially offset by a $55.7 million increase in SG&A expenses.

Comparison of 26 weeks ended August 3, 2019 to 26 weeks ended August 4, 2018

Net sales

Net sales increased $377.7 million or 12.5%, to $3,409.6 million for the 26 weeks ended August 3, 2019, compared to $3,031.9 million for the 26 weeks ended August 4, 2018. Comparable stores contributed $196.6 million of the total net sales increase and non-comparable stores contributed $172.6 million of the total net sales increase. Other revenue increased $8.5 million compared to the second quarter of 2018.

The total comparable sales increase of 6.6% included a 4.8% increase in transactions and a 1.8% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $154.6 million or 14.1%, to $1,250.7 million for the 26 weeks ended August 3, 2019, compared to $1,096.2 million for the 26 weeks ended August 4, 2018. Gross profit as a percentage of net sales increased 50 basis points to 36.7% for the 26 weeks ended August 3, 2019, compared to 36.2% for the 26 weeks ended August 4, 2018. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by our marketing and merchandising strategies and leverage in fixed store costs attributed to the impact of higher sales volume, partially offset by investments in our salon services and supply chain operations.

Selling, general and administrative expenses

SG&A expenses increased $113.2 million or 16.6%, to $796.0 million for the 26 weeks ended August 3, 2019, compared to $682.8 million for the 26 weeks ended August 4, 2018. SG&A expenses as a percentage of net sales increased 80 basis points to 23.3% for the 26 weeks ended August 3, 2019, compared to 22.5% for the 26 weeks ended August 4, 2018. The increase is primarily due to deleverage in corporate overhead related to investments in growth initiatives and store labor, partially offset by improvement in variable store and marketing expense attributed to cost efficiencies and higher sales volume.

Pre-opening expenses

Pre-opening expenses decreased $0.5 million to $9.2 million for the 26 weeks ended August 3, 2019, compared to $9.8 million for the 26 weeks ended August 4, 2018. During the 26 weeks ended August 3, 2019, we opened 42 new stores and remodeled nine stores, and relocated four stores, compared to the 26 weeks ended August 4, 2018, when we opened 53 new stores, remodeled nine stores, and relocated one store.

Interest income, net

Interest income, net was $3.7 million for the 26 weeks ended August 3, 2019 compared to $2.5 million for the 26 weeks ended August 4, 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of August 3, 2019 and August 4, 2018.

Income tax expense

Income tax expense of $95.8 million for the 26 weeks ended August 3, 2019 represents an effective tax rate of 21.3%, compared to $93.4 million of tax expense representing an effective tax rate of 23.0% for the 26 weeks ended August 4, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation.

Net income

Net income increased $40.8 million or 13.0%, to $353.5 million for the 26 weeks ended August 3, 2019, compared to $312.7 million for the 26 weeks ended August 4, 2018. The increase in net income is primarily related to the $154.6 million increase in gross profit partially offset by a $113.2 million increase in SG&A expenses.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	August 3,	August 4,
(In thousands)	2019	2018
Net cash provided by operating activities	$447,336	$388,003
Net cash used in investing activities	(334,552)	(170,691)
Net cash used in financing activities	(344,637)	(257,650)
Net decrease in cash and cash equivalents	$(231,853)	$(40,338)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The increase over the prior year is mainly due to increase in net income, merchandise inventories, other assets and liabilities, and the timing of receivables, partially offset by the timing of accounts payable.

Merchandise inventories, net were $1,316.0 million at August 3, 2019, compared to $1,219.7 million at August 4, 2018, representing an increase of $96.3 million or 7.9%. Average inventory per store was flat compared to prior year. The increase in inventory is primarily due to the addition of 89 net new stores opened since August 4, 2018.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $151.2 million during the 26 weeks ended August 3, 2019, compared to $141.7 million during the 26 weeks ended August 4, 2018. As of August 3, 2019, we had $150.0 million of short-term investments, which consist of certificates of deposit with maturities of twelve months or less from the date of purchase. During the 26 weeks ended August 3, 2019, we have contributed $33.3 million to equity method investments.

Financing activities

Financing activities in fiscal 2019 and 2018 consist principally of share repurchases and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of August 3, 2019, February 2, 2019 and August 4, 2018. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control, as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program, share repurchases, and seasonal inventory needs.

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

On March 15, 2018, we announced that the Board of Directors authorized a share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41.3 million from the 2017 Share Repurchase Program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

During the 26 weeks ended August 3, 2019, we purchased 1,110,034 shares of common stock for $378.3 million. During the 26 weeks ended August 4, 2018, we purchased 1,130,694 shares of common stock for $260.5 million.

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

As of August 3, 2019, February 2, 2019 and August 4, 2018, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mother’s Day, and Valentine’s Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Off-balance sheet arrangements

As of August 3, 2019, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended August 3, 2019.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. Other than adoption of the new lease accounting standard as discussed in Note 6 to our consolidated financial statements, “Leases,” there have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of August 3, 2019 and August 4, 2018.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 3, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 7 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2019, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet to be purchased under plans or programs (in thousands) (2)
May 5, 2019 to June 1, 2019	236,124	$334.94	236,124	$709,142
June 2, 2019 to June 29, 2019	321,479	345.12	321,362	598,232
June 30, 2019 to August 3, 2019	234,259	345.57	234,117	517,328
13 weeks ended August 3, 2019	791,862	342.22	791,603	517,328
(1)	There were 791,603 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 3, 2019 and there were 259 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 14, 2019, we announced the 2019 Share Repurchase Program pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the 2018 Share Repurchase Program. As of August 3, 2019, $517.3 million remained available under the $875.0 million 2019 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Ulta Beauty, Inc.		8-K	3.2	001-33764	1/30/2017
3.3	Bylaws of Ulta Beauty, Inc., as amended through June 5, 2019		8-K	3	001-33764	6/10/2019
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a14(a) and 15d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a14(a) and 15d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 29, 2019 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary