Form 10-Q
period 2019-11-02
Ulta Beauty, Inc.
filed 2019-12-05
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2019

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 2, 2019 was 57,161,342 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	November 2,	February 2,	November 3,
(In thousands, except per share data)	2019	2019	2018
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$208,843	$409,251	$296,944
Receivables, net	112,888	136,168	102,353
Merchandise inventories, net	1,616,920	1,214,329	1,484,565
Prepaid expenses and other current assets	118,343	138,116	119,817
Prepaid income taxes	40,474	16,997	22,294
Total current assets	2,097,468	1,914,861	2,025,973

Property and equipment, net	1,233,412	1,226,029	1,257,775
Operating lease assets	1,529,524	—	—
Goodwill	10,870	10,870	9,084
Other intangible assets, net	3,622	4,317	6,985
Deferred compensation plan assets	26,269	20,511	21,397
Other long-term assets	27,683	14,584	11,477
Total assets	$4,928,848	$3,191,172	$3,332,691

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$594,993	$404,016	$574,480
Accrued liabilities	249,112	220,666	255,156
Deferred revenue	190,188	199,054	154,447
Current operating lease liabilities	222,627	—	—
Total current liabilities	1,256,920	823,736	984,083

Non-current operating lease liabilities	1,706,806	—	—
Deferred rent	—	434,980	432,052
Deferred income taxes	83,856	83,864	50,045
Other long-term liabilities	34,110	28,374	30,775
Total liabilities	3,081,692	1,370,954	1,496,955

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 57,959, 59,232, and 60,108 shares issued; 57,283, 58,584, and 59,461 shares outstanding; at November 2, 2019 (unaudited), February 2, 2019, and November 3, 2018 (unaudited), respectively	580	592	601
Treasury stock-common, at cost	(34,272)	(24,908)	(24,706)
Additional paid-in capital	800,986	738,671	731,890
Retained earnings	1,079,862	1,105,863	1,127,951
Total stockholders’ equity	1,847,156	1,820,218	1,835,736
Total liabilities and stockholders’ equity	$4,928,848	$3,191,172	$3,332,691

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$1,682,514	$1,560,011	$5,092,150	$4,591,899
Cost of sales	1,059,081	987,733	3,217,971	2,923,447
Gross profit	623,433	572,278	1,874,179	1,668,452

Selling, general and administrative expenses	449,198	395,453	1,245,174	1,078,219
Pre-opening expenses	6,455	7,612	15,667	17,363
Operating income	167,780	169,213	613,338	572,870
Interest income, net	(900)	(1,318)	(4,617)	(3,786)
Income before income taxes	168,680	170,531	617,955	576,656
Income tax expense	38,933	39,365	134,729	132,771
Net income	$129,747	$131,166	$483,226	$443,885

Net income per common share:
Basic	$2.25	$2.20	$8.31	$7.38
Diluted	$2.25	$2.18	$8.27	$7.35

Weighted average common shares outstanding:
Basic	57,568	59,724	58,123	60,135
Diluted	57,763	60,062	58,396	60,432

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	November 2,	November 3,
(In thousands)	2019	2018
Operating activities
Net income	$483,226	$443,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,207	207,652
Non-cash lease expense	219,220	—
Deferred income taxes	(8)	(408)
Stock-based compensation expense	19,108	20,308
Loss on disposal of property and equipment	4,821	1,339
Change in operating assets and liabilities:
Receivables	5,812	(2,594)
Merchandise inventories	(402,591)	(388,141)
Prepaid expenses and other current assets	(5,487)	(19,603)
Income taxes	(23,477)	(34,906)
Accounts payable	190,977	248,719
Accrued liabilities	23,109	42,151
Deferred revenue	(8,866)	1,963
Operating lease liabilities	(198,181)	—
Deferred rent	—	24,136
Other assets and liabilities	30,636	(2,287)
Net cash provided by operating activities	557,506	542,214

Investing activities
Purchases of short-term investments	(245,000)	(386,193)
Proceeds from short-term investments	245,000	506,193
Purchases of property and equipment	(241,136)	(256,415)
Acquisitions, net of cash acquired	—	(13,606)
Purchases of equity investments	(43,757)	—
Net cash used in investing activities	(284,893)	(150,021)

Financing activities
Repurchase of common shares	(506,868)	(379,423)
Stock options exercised	43,211	12,668
Purchase of treasury shares	(9,364)	(5,939)
Net cash used in financing activities	(473,021)	(372,694)

Net increase (decrease) in cash and cash equivalents	(200,408)	19,499
Cash and cash equivalents at beginning of period	409,251	277,445
Cash and cash equivalents at end of period	$208,843	$296,944

Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$126,719	$168,087
Non-cash investing activities:
Change in property and equipment included in accrued liabilities	$6,797	$21,611

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$1,820,218
Net income	—	—	—	—	—	192,221	192,221
Stock-based compensation	—	—	—	—	6,030	—	6,030
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	(2,375)
Stock options exercised and other awards	348	4	—	—	42,052	—	42,056
Purchase of treasury shares	—	—	(27)	(9,183)	—	—	(9,183)
Repurchase of common shares	(318)	(3)	—	—	—	(107,396)	(107,399)
Balance – May 4, 2019	59,262	$593	(675)	$(34,091)	$786,753	$1,188,313	$1,941,568
Net income	—	—	—	—	—	161,258	161,258
Stock-based compensation	—	—	—	—	6,736	—	6,736
Stock options exercised and other awards	15	—	—	—	879	—	879
Purchase of treasury shares	—	—	—	(89)	—	—	(89)
Repurchase of common shares	(792)	(8)	—	—	—	(270,893)	(270,901)
Balance – August 3, 2019	58,485	$585	(675)	$(34,180)	$794,368	$1,078,678	$1,839,451
Net income	—	—	—	—	—	129,747	129,747
Stock-based compensation	—	—	—	—	6,342	—	6,342
Stock options exercised and other awards	4	—	—	—	276	—	276
Purchase of treasury shares	—	—	(1)	(92)	—	—	(92)
Repurchase of common shares	(530)	(5)	—	—	—	(128,563)	(128,568)
Balance – November 2, 2019	57,959	$580	(676)	$(34,272)	$800,986	$1,079,862	$1,847,156

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	—	—	—	—	—	164,396	164,396
Stock-based compensation	—	—	—	—	6,170	—	6,170
Adoption of accounting standards - ASC 606	—	—	—	—	—	(29,980)	(29,980)
Stock options exercised and other awards	176	2	—	—	6,510	—	6,512
Purchase of treasury shares	—	—	(23)	(4,831)	—	—	(4,831)
Repurchase of common shares	(619)	(6)	—	—	—	(133,045)	(133,051)
Balance – May 5, 2018	60,998	$610	(642)	$(23,598)	$711,597	$1,094,824	$1,783,433
Net income	—	—	—	—	—	148,323	148,323
Stock-based compensation	—	—	—	—	7,002	—	7,002
Stock options exercised and other awards	32	—	—	—	1,936	—	1,936
Purchase of treasury shares	—	—	(4)	(815)	—	—	(815)
Repurchase of common shares	(512)	(5)	—	—	—	(127,396)	(127,401)
Balance – August 4, 2018	60,518	$605	(646)	$(24,413)	$720,535	$1,115,751	$1,812,478
Net income	—	—	—	—	—	131,166	131,166
Stock-based compensation	—	—	—	—	7,136	—	7,136
Stock options exercised and other awards	41	1	—	—	4,219	—	4,220
Purchase of treasury shares	—	—	(1)	(293)	—	—	(293)
Repurchase of common shares	(451)	(5)	—	—	—	(118,966)	(118,971)
Balance – November 3, 2018	60,108	$601	(647)	$(24,706)	$731,890	$1,127,951	$1,835,736

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of November 2, 2019, the Company operated 1,241 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	21	Montana	6
Alaska	3	Nebraska	5
Arizona	28	Nevada	15
Arkansas	10	New Hampshire	7
California	159	New Jersey	38
Colorado	26	New Mexico	7
Connecticut	16	New York	50
Delaware	3	North Carolina	34
Florida	84	North Dakota	3
Georgia	38	Ohio	43
Hawaii	4	Oklahoma	20
Idaho	9	Oregon	14
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	13	South Dakota	2
Kentucky	14	Tennessee	26
Louisiana	18	Texas	112
Maine	3	Utah	14
Maryland	25	Vermont	1
Massachusetts	21	Virginia	29
Michigan	49	Washington	36
Minnesota	17	West Virginia	7
Mississippi	9	Wisconsin	20
Missouri	23	Wyoming	2
		Total	1,241

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

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net sales and net income are realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended November 2, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2020, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2019 and 2018 ended on November 2, 2019 and November 3, 2018, respectively.

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

The adoption of ASU 2016-02 resulted in the recording of operating lease assets and liabilities of $1,460,866 and $1,839,970 within the consolidated balance sheet, respectively, as of February 3, 2019. As part of the adoption, the Company recorded an adjustment to retained earnings of $2,375. The standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows. See Note 6, “Leases,” for further details.

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

On September 10, 2018, the Company acquired QM Scientific, an artificial intelligence technology company. The acquisition was not material to the Company’s consolidated financial statements.

On October 29, 2018, the Company acquired GlamST, an augmented reality technology company. The acquisition was not material to the Company’s consolidated financial statements.

4.Revenue

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
(Percentage of net sales)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cosmetics	51%	53%	50%	52%
Skincare, Bath & Fragrance	21%	19%	21%	20%
Haircare Products & Styling Tools	18%	19%	19%	19%
Services	6%	6%	6%	6%
Other (nail products, accessories, and other)	4%	3%	4%	3%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Beginning balance	$171,953	$130,616	$193,585	$110,103
Adoption of ASC 606	—	—	—	38,773
Additions to contract liabilities (1)	66,167	55,032	145,728	78,339
Deductions to contract liabilities (2)	(62,816)	(50,052)	(164,009)	(91,619)
Ending balance	$175,304	$135,596	$175,304	$135,596
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at November 2, 2019 and February 2, 2019 and $9,084 at November 3, 2018. No additional goodwill was recognized during the 13 and 39 weeks ended November 2, 2019. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon control of the premises and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated right-of-use asset. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases as of November 2, 2019:

(In thousands)	Classification on the Balance Sheet	November 2, 2019
Right-of-use assets	Operating lease assets	$1,529,524

Current lease liabilities	Current operating lease liabilities	$222,627
Non-current lease liabilities	Non-current operating lease liabilities	1,706,806
Total lease liabilities		$1,929,433

Weighted-average remaining lease term		6.8 years
Weighted-average discount rate		4.1%

Lease cost

The following table presents the components of lease cost for operating leases:

		13 Weeks Ended	39 Weeks Ended
(In thousands)	Classification on the Statement of Income	November 2, 2019	November 2, 2019
Operating lease cost	Cost of sales (1)	$72,467	$215,388
Variable lease cost	Cost of sales	(1,834)	(5,158)
Short-term lease cost	Selling, general and administrative expenses	109	247
Sublease income	Net sales	(135)	(425)
Total lease cost		$70,607	$210,052

(1) The majority of operating lease cost relates to retail stores and distribution centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

39 Weeks Ended
(In thousands)	November 2, 2019
Cash paid for operating lease liabilities (1)	$251,468
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	$287,645
(1)	Excludes $57,160 related to cash received for tenant incentives.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities as of November 2, 2019:

Fiscal year	(In thousands)
2019 (1)	$35,555
2020	348,826
2021	337,449
2022	319,252
2023	283,484
2024 and thereafter	919,024
Total lease payments	$2,243,590
Less: Imputed interest	(314,157)
Present value of operating lease liabilities	$1,929,433
(1)	Excluding the 39 weeks ended November 2, 2019 and net of tenant incentives.

Operating lease payments exclude $186,632 of legally binding minimum lease payments for leases signed but not yet commenced.

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

8.Notes payable

On August 23, 2017, the Company entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400,000 or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

As of November 2, 2019, February 2, 2019, and November 3, 2018, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of November 2, 2019, February 2, 2019 and November 3, 2018, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $27,417, $19,615, and $22,128, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

10. Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of November 2, 2019, February 2, 2019, and November 3, 2018, the Company did not have any short-term investments.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting.  The balance of these investments is included in other long-term assets on the consolidated balance sheet. The Company contributed capital of $43,757 and received distributions including $31,554 of investment tax credits during the 39 weeks ended November 2, 2019.

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

	39 Weeks Ended
	November 2,	November 3,
	2019	2018
Volatility rate	31.0%	29.0%
Average risk-free interest rate	2.3%	2.4%
Average expected life (in years)	3.5	3.4
Dividend yield	None	None

The Company granted 97 and 163 stock options during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. The stock-based compensation expense charged against operating income for stock options was $2,204 and $2,134 for the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. The stock-based compensation expense charged against operating income for stock options was $6,523 and $6,557 for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. The weighted-average grant date fair value of these stock options was $89.91 and $50.10 for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. At November 2, 2019, there was approximately $18,105 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 52 and 95 restricted stock units during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. The stock-based compensation expense charged against operating income for restricted stock units was $3,429 and $3,449 for the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. The stock-based compensation expense charged against operating income for restricted stock units was $9,672 and $9,244 for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. At November 2, 2019, there was approximately $24,383 of unrecognized stock-based compensation expense related to restricted stock units.

The Company issued 21 and 33 performance-based restricted stock units during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. The stock-based compensation benefit included in operating income for performance-based restricted stock units was $122 for the 13 weeks ended November 2, 2019. The stock-based compensation expense charged against operating income for performance-based restricted stock units was $1,904 for the 13 weeks ended November 3, 2018. The stock-based compensation expense charged against operating income for performance-based restricted stock units was $2,979 and $5,083 for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. At November 2, 2019, there was approximately $7,793 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $38,933 for the 13 weeks ended November 2, 2019 represents an effective tax rate of 23.1%, compared to $39,365 of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended November 3, 2018.

Income tax expense of $134,729 for the 39 weeks ended November 2, 2019 represents an effective tax rate of 21.8%, compared to $132,771 of tax expense representing an effective tax rate of 23.0% for the 39 weeks ended November 3, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation and federal income tax credits.

13.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator for diluted net income per share – net income	$129,747	$131,166	$483,226	$443,885

Denominator for basic net income per share – weighted-average common shares	57,568	59,724	58,123	60,135
Dilutive effect of stock options and non-vested stock	195	338	273	297
Denominator for diluted net income per share	57,763	60,062	58,396	60,432

Net income per common share:
Basic	$2.25	$2.20	$8.31	$7.38
Diluted	$2.25	$2.18	$8.27	$7.35

The denominator for diluted net income per common share for the 13 weeks ended November 2, 2019 and November 3, 2018 excludes 219 and 106 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended November 2, 2019 and November 3, 2018 excludes 217 and 298 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

During the 39 weeks ended November 2, 2019, the Company purchased 1,639 shares of common stock for $506,868. During the 39 weeks ended November 3, 2018, the Company purchased 1,582 shares of common stock for $379,423.

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

Current business trends

Our research indicates that Ulta Beauty continues to drive meaningful market share across all categories.  However, our research also suggests that the cosmetics category in the overall U.S. market has experienced mid-single digit declines through the first nine months of 2019. Beauty cycles are impacted by demographics and innovation.  While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases.  Despite the overall market decline in the cosmetics category, we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains.

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

Pre-opening expenses include non-capital expenditures during the period prior to store opening for new, remodeled, and relocated stores including rent from the control date through store opening date for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2019 and 2018 ended on November 2, 2019 and November 3, 2018, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(Dollars in thousands)	2019	2018	2019	2018
Net sales	$1,682,514	$1,560,011	$5,092,150	$4,591,899
Cost of sales	1,059,081	987,733	3,217,971	2,923,447
Gross profit	623,433	572,278	1,874,179	1,668,452

Selling, general and administrative expenses	449,198	395,453	1,245,174	1,078,219
Pre-opening expenses	6,455	7,612	15,667	17,363
Operating income	167,780	169,213	613,338	572,870
Interest income, net	(900)	(1,318)	(4,617)	(3,786)
Income before income taxes	168,680	170,531	617,955	576,656
Income tax expense	38,933	39,365	134,729	132,771
Net income	$129,747	$131,166	$483,226	$443,885

Other operating data:
Number of stores end of period	1,241	1,163	1,241	1,163
Comparable sales increase	3.2%	7.8%	5.4%	7.5%

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(Percentage of net sales)	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9%	63.3%	63.2%	63.7%
Gross profit	37.1%	36.7%	36.8%	36.3%

Selling, general and administrative expenses	26.7%	25.3%	24.5%	23.5%
Pre-opening expenses	0.4%	0.5%	0.3%	0.4%
Operating income	10.0%	10.8%	12.0%	12.5%
Interest income, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	10.1%	10.9%	12.1%	12.6%
Income tax expense	2.3%	2.5%	2.6%	2.9%
Net income	7.7%	8.4%	9.5%	9.7%

Comparison of 13 weeks ended November 2, 2019 to 13 weeks ended November 3, 2018

Net sales

Net sales increased $122.5 million or 7.9%, to $1,682.5 million for the 13 weeks ended November 2, 2019, compared to $1,560.0 million for the 13 weeks ended November 3, 2018. Comparable stores contributed $48.3 million of the total net sales increase and non-comparable stores contributed $70.3 million of the total net sales increase. Other revenue increased $3.9 million compared to the third quarter of 2018.

The total comparable sales increase of 3.2% included a 2.3% increase in transactions and a 0.9% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $51.2 million or 8.9%, to $623.4 million for the 13 weeks ended November 2, 2019, compared to $572.3 million for the 13 weeks ended November 3, 2018. Gross profit as a percentage of net sales increased 40 basis points to 37.1% for the 13 weeks ended November 2, 2019, compared to 36.7% for the 13 weeks ended November 3, 2018. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by marketing and merchandising strategies and leverage in fixed store costs, partially offset by investments in salon services.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $53.7 million or 13.6%, to $449.2 million for the 13 weeks ended November 2, 2019, compared to $395.5 million for the 13 weeks ended November 3, 2018. SG&A expenses as a percentage of net sales increased 140 basis points to 26.7% for the 13 weeks ended November 2, 2019, compared to 25.3% for the 13 weeks ended November 3, 2018. The increase is primarily due to deleverage in corporate overhead related to investments in growth initiatives and store labor, partially offset by lower incentive compensation expense and leverage in marketing expense.

Pre-opening expenses

Pre-opening expenses decreased $1.2 million to $6.5 million for the 13 weeks ended November 2, 2019, compared to $7.6 million for the 13 weeks ended November 3, 2018. During the 13 weeks ended November 2, 2019, we opened 31 new stores, remodeled three stores, and relocated two stores, compared to the 13 weeks ended November 3, 2018, when we opened 42 new stores, remodeled four stores, and relocated one store.

Interest income, net

Interest income, net was $0.9 million for the 13 weeks ended November 2, 2019 compared to $1.3 million for the 13 weeks ended November 3, 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of November 2, 2019 and November 3, 2018.

Income tax expense

Income tax expense of $38.9 million for the 13 weeks ended November 2, 2019 represents an effective tax rate of 23.1%, compared to $39.4 million of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended November 3, 2018.

Net income

Net income was $129.7 million for the 13 weeks ended November 2, 2019, compared to $131.2 million for the 13 weeks ended November 3, 2018. The decrease in net income is primarily related to the $53.7 million increase in SG&A expenses partially offset by a $51.2 million increase in gross profit.

Comparison of 39 weeks ended November 2, 2019 to 39 weeks ended November 3, 2018

Net sales

Net sales increased $500.3 million or 10.9%, to $5,092.2 million for the 39 weeks ended November 2, 2019, compared to $4,591.9 million for the 39 weeks ended November 3, 2018. Comparable stores contributed $244.9 million of the total net sales increase and non-comparable stores contributed $243.0 million of the total net sales increase. Other revenue increased $12.4 million compared to the 39 weeks ended November 3, 2018.

The total comparable sales increase of 5.4% included a 4.0% increase in transactions and a 1.4% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $205.7 million or 12.3%, to $1,874.2 million for the 39 weeks ended November 2, 2019, compared to $1,668.5 million for the 39 weeks ended November 3, 2018. Gross profit as a percentage of net sales increased 50 basis points to 36.8% for the 39 weeks ended November 2, 2019, compared to 36.3% for the 39 weeks ended November 3, 2018. The increase in gross profit margin was primarily due to improvement in merchandise margins driven by marketing and merchandising strategies and leverage in fixed store costs, partially offset by investments in salon services and supply chain operations.

Selling, general and administrative expenses

SG&A expenses increased $167.0 million or 15.5%, to $1,245.2 million for the 39 weeks ended November 2, 2019, compared to $1,078.2 million for the 39 weeks ended November 3, 2018. SG&A expenses as a percentage of net sales increased 100 basis points to 24.5% for the 39 weeks ended November 2, 2019, compared to 23.5% for the 39 weeks ended November 3, 2018. The increase is primarily due to deleverage in corporate overhead related to investments in growth initiatives and store labor, partially offset by leverage in marketing expense.

Pre-opening expenses

Pre-opening expenses decreased $1.7 million to $15.7 million for the 39 weeks ended November 2, 2019, compared to $17.4 million for the 39 weeks ended November 3, 2018. During the 39 weeks ended November 2, 2019, we opened 73 new stores and remodeled 12 stores, and relocated six stores, compared to the 39 weeks ended November 3, 2018, when we opened 95 new stores, remodeled 13 stores, and relocated two stores.

Interest income, net

Interest income, net was $4.6 million for the 39 weeks ended November 2, 2019 compared to $3.8 million for the 39 weeks ended November 3, 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of November 2, 2019 and November 3, 2018.

Income tax expense

Income tax expense of $134.7 million for the 39 weeks ended November 2, 2019 represents an effective tax rate of 21.8%, compared to $132.8 million of tax expense representing an effective tax rate of 23.0% for the 39 weeks ended November 3, 2018. The lower effective tax rate is primarily due to income tax accounting for share-based compensation and federal income tax credits.

Net income

Net income increased $39.3 million or 8.9%, to $483.2 million for the 39 weeks ended November 2, 2019, compared to $443.9 million for the 39 weeks ended November 3, 2018. The increase in net income is primarily related to the $205.7 million increase in gross profit partially offset by a $167.0 million increase in SG&A expenses.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	November 2,	November 3,
(In thousands)	2019	2018
Net cash provided by operating activities	$557,506	$542,214
Net cash used in investing activities	(284,893)	(150,021)
Net cash used in financing activities	(473,021)	(372,694)
Net increase (decrease) in cash and cash equivalents	$(200,408)	$19,499

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The increase over the prior year is mainly due to increase in net income, other assets and liabilities, and the timing of prepaid expenses and other current assets, partially offset by the timing of accounts payable and the increase in merchandise inventories.

Merchandise inventories, net were $1,616.9 million at November 2, 2019, compared to $1,484.6 million at November 3, 2018, representing an increase of $132.4 million or 8.9%. Average inventory per store increased 2.1% compared to prior year. The increase in inventory is primarily due to the addition of 78 net new stores opened since November 3, 2018 and timing of shipments ahead of the holiday season.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $241.1 million during the 39 weeks ended November 2, 2019, compared to $256.4 million during the

39 weeks ended November 3, 2018. As of November 2, 2019, we did not have any short-term investments. During the 39 weeks ended November 2, 2019, we contributed $43.8 million to equity method investments.

Financing activities

Financing activities in fiscal 2019 and 2018 consist principally of share repurchases and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility as of November 2, 2019, February 2, 2019 and November 3, 2018. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control, as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods to support our new store program, share repurchases, and seasonal inventory needs.

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

During the 39 weeks ended November 2, 2019, we purchased 1,639,438 shares of common stock for $506.9 million. During the 39 weeks ended November 3, 2018, we purchased 1,582,118 shares of common stock for $379.4 million.

Credit facility

On August 23, 2017, we entered into a Second Amended and Restated Loan Agreement (the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on August 23, 2022, provides maximum revolving loans equal to the lesser of $400.0 million or a percentage of eligible owned inventory (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of eligible owned receivables and qualified cash), contains a $20.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $50.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest at either a base rate or the London Interbank Offered Rate plus 1.25%, and the unused line fee is 0.20% per annum.

As of November 2, 2019, February 2, 2019 and November 3, 2018, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mother’s Day and Valentine’s Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Off-balance sheet arrangements

As of November 2, 2019, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended November 2, 2019.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of November 2, 2019 and November 3, 2018.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of November 2, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
August 4, 2019 to August 31, 2019	36,309	$329.78	36,309	$505,355
September 1, 2019 to September 28, 2019	302,181	231.79	301,991	435,357
September 29, 2019 to November 2, 2019	191,289	243.83	191,104	388,762
13 weeks ended November 2, 2019	529,779	242.85	529,404	388,762
(1)	There were 529,404 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended November 2, 2019 and there were 375 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On March 14, 2019, we announced the 2019 Share Repurchase Program pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the 2018 Share Repurchase Program. As of November 2, 2019, $388.8 million remained available under the $875.0 million 2019 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 5, 2019 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary