Form 10-K
period 2020-02-01
Ulta Beauty, Inc.
filed 2020-03-27
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 2, 2019, as reported on the NASDAQ Global Select Market, was approximately $14,367,080,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2020 was 56,309,476 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2020.

FORWARD-LOOKING STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Ulta Beauty,” the “Company” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	The uncertain negative impacts the coronavirus (COVID-19) will have on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending;
●	epidemics, pandemics like COVID-19 or natural disasters that could negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 1, 2020, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

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

Shopping Experience. Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores, website, and mobile applications offer more than 25,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our bright and open store environment and easy to shop website and mobile applications encourage our guests to discover new products and services. We believe we offer the widest selection of beauty categories, including prestige and mass cosmetics, fragrance, haircare, skincare, bath and body products, professional hair products, and salon styling tools. We also offer a full-service salon in every store featuring hair, skin, makeup, and brow services.

Value Proposition. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and target promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events, and gifts with purchase.

Convenience. Our stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of February 1, 2020, we operated 1,254 retail stores across 50 states, as well as an e-commerce website and mobile applications.

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, a compelling value proposition, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category and has high expectations for the shopping experience. We estimate that beauty enthusiasts represent approximately 57% of shoppers and 77% of spend in the U.S. beauty category.

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

Drive growth across beauty enthusiast consumer groups. We target beauty enthusiasts across multiple demographics and shopping behaviors. With the unique needs and perspectives of our beauty enthusiast consumer groups, we have evolved how we connect with each group. We believe we can drive guest acquisition across beauty enthusiast consumer groups by evolving our brand purpose and marketing mix, expanding our efforts to target specific consumer groups, and driving our leadership as a diversity-forward brand.

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

Deepen Ulta Beauty love and loyalty. We believe we can expand Ulta Beauty’s reach, relevancy, and engagement with our guests by evolving the value proposition of our Ultamate Rewards program, increasing total membership in the program, building strategic partnerships that create incremental value for our guests, and using our customer data to deliver personalized member experiences. We have more than 34 million active Ulta Beauty guests enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent more than 95% of our annual total net sales, and our data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. We intend to continue to innovate this program to keep it relevant, exciting, engaging, and growing. Our vision is to personalize messaging, communication, and experiences across every touch point: in-store, online, and through digital (including mobile) and print channels.

Deliver a one of a kind, world class beauty assortment. Assortment is at the center of our value proposition and represents a core differentiator within the market. We engage beauty enthusiasts to discover and play across all categories with an enticing assortment focused on innovation and leading trends, differentiation and exclusivity, and speed to market. We believe our broad selection of merchandise across categories, price points, and brands offer a unique shopping experience for our guests. Guests can find everything they need in one shopping trip with our approximately 500 brands offered, eliminating the need to go to multiple departments stores, specialty stores, salons, drug stores, mass merchandisers, and pure play e-commerce companies that may sell the same or similar products. We continue to evolve our assortment to meet our guests’ desire for new and exclusive products. We also continue to upgrade and enhance the Ulta Beauty Collection, our private label, which offers products in key categories such as cosmetics, skincare, and bath. Because of our broad array of categories, brands, and price points, we appeal to a wide range of consumers of all ages, demographics, and lifestyles.

Lead the in-store and beauty services experience transformation. The Ulta Beauty guest experience today is differentiated by our broad array of categories, brands, and price points, high quality services, and friendly, well-trained associates. Our strategic vision is to transcend our competition by creating an immersive store experience that brings beauty to life in ways others cannot, by weaving together the best of products and services, focusing on human connection, and delivering a meaningful guest experience. Ulta Beauty is a leading salon authority that provides high quality and consistent services from our licensed stylists and estheticians, with a focus on hair, skin, makeup, and brows. Our service offering is an important platform because it creates a means to connect more closely with our guests and to elevate their experience in our stores. Our strategy is to drive awareness and trial of our services with new guests as well as accelerate the frequency of existing guests’ visits. We believe focusing on guest satisfaction, increasing effectiveness of promotions, and optimizing staffing, scheduling, and training will make our services business an even stronger differentiator in our stores.

Reinvent beauty digital engagement. Our strategic vision is to build industry leading digital experiences that engage our guests through our differentiated assortment, personalization, convenience, and interactive experiences. Our omnichannel guests are extremely valuable, spending nearly three times more than retail-only guests. To increase this engagement, we have a multifaceted approach to communicate, engage, and transact across all channels and touch points. By creating digital experiences that are visual and immersive, and seamlessly merging content and commerce, we aim to be the unmatched source of personalized beauty information and make the beauty shopping experience fun, interactive, easy, and functional.

Deliver operational excellence and drive efficiencies. Our strategic vision is to manage end-to-end speed, quality, and efficiency to deliver exceptional guest experiences, while leveraging efficiencies of scale to drive profit improvement. Through our cost optimization program, Efficiencies For Growth, we plan to achieve cost savings in four work streams: category performance improvement, indirect procurement, end-to-end operations, and real estate. These operating efficiencies will help us fund investments required for future growth.

Invest in talent that drives a winning culture. Leadership, culture, and engagement of our associates are key drivers of our performance. We have an experienced management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. We believe that beauty is for everyone, regardless of age, size, ability, skin tone, culture, or gender. We strive to provide an environment where every associate feels they can fully contribute and every guest is optimally served, regardless of differences. Our well-trained, non-commissioned store associates are highly engaged and deliver a differentiated guest experience. We continue to expand the depth of our team at all levels and in all functional areas to support our growth.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. This market represents approximately $150 billion in sales, according to Euromonitor International and IBIS World Inc. The approximately $89 billion beauty products industry includes cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty has only an 8% share of the $89 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. Our assortment strategy is built to maximize our opportunity in this industry. The approximately $61 billion salon services industry consists of hair, skin, and nail services. We estimate that Ulta Beauty has less than 1% share of this industry. We have full-service hair salons and skin services in substantially every store and operate brow bars in most of our stores, as well as makeup services through our salons.

Our research indicates that Ulta Beauty continues to increase market share across all categories.  However, our research also indicates that the cosmetics category in the overall U.S. market experienced declines in 2019. Beauty cycles are impacted by demographics, trends, and product innovation.  While demographic trends continue to be favorable, we believe a lack of incremental product innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases.  Despite the overall market decline in the cosmetics category, we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains for Ulta Beauty.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, drug stores, mass merchandisers, and the online capabilities of national retailers and brands, as well as pure-play e-commerce companies. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Our stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has evolved over time to match the rising expectations of our guests and to keep pace with our merchandising and operating strategies.

We offer a full range of services in all of our stores, focusing on hair, skin, makeup, and brow services. Our current Ulta Beauty store format includes an open and modern salon area and a skin treatment room or dedicated skin treatment area on the sales floor. In addition, the majority of our stores offer brow services on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare regimens, and at-home care recommendations.

During our fiscal year ended February 1, 2020 (fiscal 2019), 74% of new stores opened in existing shopping centers and 26% opened in new shopping centers. Almost all new stores were opened in existing markets compared to new markets. As of February 1, 2020, we operated 1,254 stores across 50 states.

In addition to opening new stores, we also remodeled, relocated, or refreshed (in-store fixtures and merchandising upgrades) certain stores, as shown in the following table:

	Fiscal year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Total stores beginning of period	1,174	1,074	974
Stores opened	86	107	102
Stores closed	(6)	(7)	(2)
Total stores end of period	1,254	1,174	1,074

Total square footage	13,193,076	12,337,145	11,300,920
Average square footage per store	10,521	10,509	10,522

Stores remodeled	12	13	11
Stores relocated	8	2	7
Stores refreshed	240	109	190

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

Our rigorous analytical approach to site selection has translated into a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $1.3 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

While we have opportunity to expand our footprint within the U.S., in fiscal 2019 we announced our decision to expand internationally and establish Ulta Beauty as a global brand, with our first market entry in Canada.

Omnichannel strategy

In addition to store expansion, we expect to significantly grow our omnichannel capabilities. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. Our omnichannel guests are extremely valuable, spending nearly three times as much as retail-only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, interactive experiences, including virtual try-on capabilities, and social media content. We also continue to improve our order fulfillment capabilities with increased speed of delivery through new distribution centers and efficient processes designed for e-commerce order fulfillment. Our omnichannel capabilities such as “Buy Online, Pick-up in Store” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes, are available in all stores.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. A typical Ulta Beauty store carries more than 25,000 products from approximately 500 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. We present these products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors beauty and fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant to our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

We believe our private label, the Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. We also offer products such as Tarte Double Duty Beauty cosmetics, IT Brushes for Ulta Beauty, and CHI for Ulta Beauty hair care appliances that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Kylie Cosmetics, Morphe, Colourpop, Pattern, and Florence. During 2019, we launched “Sparked at Ulta Beauty,” which is a platform designed to feature a curated, ever-evolving selection of emerging brands, across all categories, in select stores and on ulta.com. The Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 6.2% of our total net sales in fiscal 2019. Both permanent and temporary exclusive products represented approximately 12.9% of our total net sales in fiscal 2019.

Categories

We offer a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath and fragrance; (3) haircare products and styling tools; (4) services; and (5) other, which includes nail products, accessories, other revenue sources such as the private label credit card and co-branded credit card programs, and deferred revenue related to the loyalty program and gift card breakage.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Cosmetics	50%	51%	51%
Skincare, bath, and fragrance	22%	21%	21%
Haircare products and styling tools	19%	19%	19%
Services	5%	5%	6%
Other (nail products, accessories, and other)	4%	4%	3%
	100%	100%	100%

Organization

Our merchandising team consists of a Chief Merchandising Officer who oversees category Vice Presidents who in turn oversee Divisional Merchandise Managers and their team of buyers. Our merchandising team works with our centralized merchandise planning and forecasting group to ensure consistent execution across our store base and e-commerce platform.

Our planogram department assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis, and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual department works with our merchandising team to develop strategic placement of promotional merchandise, functional and educational signage, and creative product presentation standards in all of our stores. All stores receive a centrally produced promotional merchandising planner to ensure consistent implementation of our marketing programs.

Planning and allocation

We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy. We centrally manage product replenishment to our stores through our merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Our merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (POS) data, receipts, and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. We believe this structure maximizes our buying opportunities while maintaining organizational and financial control. Regularly replenished products are presented consistently in all stores utilizing a centralized merchandising planogram process. POS data is used to calculate sales forecasts and to determine replenishment levels. We determine promotional product replenishment levels using sales history from similar or comparable events. To ensure our inventory remains productive, our planning and replenishment group, along with senior executives, monitor the levels of clearance and aged inventory in our stores on a weekly basis.

Vendor partnerships

We have strong, active relationships with our more than 400 vendor partners. Our top ten vendor partners, such as Estée Lauder Companies, L’Oréal, and Shiseido among others, represented approximately 61% and 62% of our total net sales in fiscal 2019 and our fiscal year ended February 2, 2019 (fiscal 2018), respectively. We believe our vendor partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

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

Our loyalty program, Ultamate Rewards, is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Approximately 34 million active loyalty program members generated more than 95% of Ulta Beauty’s total net sales in fiscal 2019. Our data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell or service we provide. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. We continue to expand our gift card program to increase distribution to thousands of retailers through partnerships with third parties.

We are directing a growing percentage of our marketing expense towards digital, social media, and streaming advertising. We believe these channels are highly effective in communicating with existing guests, as well as reaching those who have not yet shopped with us. Our marketing program has been effective in communicating with our existing online, mobile, and retail guests in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with our national TV and radio advertising, has helped us increase brand awareness among those not familiar with Ulta Beauty, which we believe has resulted in new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a salon manager, two associate managers, a full-time prestige manager, a part-time operations manager, and approximately twenty full- and part-time associates, including approximately four to eight prestige consultants and five to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each general manager reports to a district manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Store Operations, who in turn reports to the Chief Store Operations Officer and President, International, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based human resource managers, a field loss prevention team, salon technical trainers, management trainers, and vendor partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with five to ten licensed salon professionals, including a salon manager, six or more stylists, and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our salon technical trainers and vendor partner education classes create a comprehensive educational program for approximately 9,700 Ulta Beauty salon professionals.

Training and development

Our success is dependent in part on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We have developed a corporate culture that enables individual store managers to make store-level operating decisions, and we consistently reward high performance. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates, and outside hires to support our new stores.

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

Distribution

Our vision is to develop an expanded and optimized end-to-end supply chain that improves operational efficiency, performance, and guest experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. Currently, we operate four distribution centers that support both stores and e-commerce demand and one fast fulfillment center dedicated to support e-commerce demand.

Inventory is shipped from our suppliers to our distribution centers and fast fulfillment center. We carry more than 25,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers and fast fulfillment center use distribution management and distribution control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light processing technologies. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

Information technology

We are committed to using technology to enhance our competitive position. We depend on a variety of information systems and technologies (including cloud technologies) to maintain and improve our competitive position and to manage the operations of our growing store base. We rely on computer systems to provide information for all areas of our business, including supply chain, merchandising, POS, e-commerce, marketing, finance, accounting, and human resources. Our core business systems consist mostly of purchased software programs that integrate together and with our internally developed software solutions. Our technology also includes a company-wide network that connects all corporate users, stores, and our distribution center infrastructure and provides communications for continual polling of sales and merchandise movement at the store level. We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people, and processes. We update the technology supporting our stores, distribution infrastructure, and corporate headquarters on a regular basis. We will continue to make investments in our information systems to facilitate growth and enhance our competitive position.

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

We believe our trademarks, especially those related to the Ulta Beauty brand, “All Things Beauty. All In One Place. ®”, “The Possibilities are Beautiful®”, and “21 Days of Beauty®” have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints exist at the federal, state, or local levels in the United States. The products we sell in our stores, such as cosmetics (including cannabidiol products), dietary supplements, food and over-the-counter (OTC) drugs, medical devices, and styling tools, including our Ulta Beauty branded products, may be subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the Environmental Protection Agency (EPA), state regulatory agencies, and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, and distribution of the products. In addition, the salon services provided in our stores may be subject to state and local regulations.

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

Labor and employment and taxation laws, to which most retailers are typically subject, also impact our day-to-day operations. We are also subject to typical governmental and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our services business is subject to state board regulations and state licensing requirements.

In our store leases, we require our landlords to obtain all necessary governmental approvals and permits for the site to be used as a retail site, and we also ask them to obtain any governmental approvals and permits for our specific use (but at times the responsibility for obtaining governmental approvals and permits for our specific use falls to us). We require our landlords to deliver a certificate of occupancy for any work they perform on our buildings or the shopping centers in which our stores are located. We are responsible for delivering a certificate of occupancy for any remodeling or build-outs that we perform and are responsible for complying with all applicable laws in connection with such construction projects or build-outs.

Employees

As of February 1, 2020, we employed approximately 18,000 associates on a full-time basis and approximately 26,000 associates on a part-time basis. We have no collective bargaining agreements. We have not experienced any work stoppages and believe we have good relationships with our employees.

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

The coronavirus (COVID-19) will have a negative impact on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government recommendations and for the health and safety of our associates (i.e., employees) and guests, we announced on March 17, 2020 our decision to temporarily close all stores across the U.S. While too early to quantify, our sales and results of operations will be negatively impacted by this decision. Even after our stores are re-opened, the virus could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that COVID-19 will have on our business, financial condition, profitability, cash flows and supply chain due to uncertainties including, but not limited to, the duration of the closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within U.S. and other affected countries, the severity of the virus, the duration of the outbreak and the public’s response to the outbreak and its eventual aftermath.

Epidemics, pandemics like COVID-19, natural disasters, or other catastrophes or crises could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, could result in physical damage to our properties, the temporary closure of stores and/or distribution and fast fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution and fast fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur, it could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally, both in the U.S. and internationally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and risks, or the public perception of risks, related to epidemics or pandemics like COVID-19. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales.

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

If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends in substantial part on our ability to:

●	recognize and define product and beauty trends;
●	anticipate, gauge, and react to changing consumer preferences (including relating to sustainability of product sources, ingredient transparency, and animal welfare) in a timely manner;
●	translate market trends into appropriate, saleable product, and service offerings in our stores and salons in advance of our competitors;
●	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and
●	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.

If we are unable to anticipate and fulfill the merchandise needs of the consumer, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, online capabilities of national retailers, pure-play e-commerce companies, catalog retailers, and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our guests’ shopping experience, and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing, and other resources and therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition, or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

●	general U.S. economic conditions and, in particular, the retail sales environment;
●	changes in our merchandising strategy or mix;
●	performance of our new and remodeled stores;
●	the effectiveness of our inventory management;
●	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;
●	cannibalization of existing store sales by new store openings;
●	levels of pre-opening expenses associated with new stores;
●	timing and effectiveness of our marketing activities;
●	seasonal fluctuations due to weather conditions;
●	actions by our existing or new competitors; and
●	hurricanes, tornadoes, wildfires, earthquakes, mudslides, other natural disasters, and epidemics or pandemics.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline. For more information on our quarterly results of operations, see Note 18 to our consolidated financial statements, “Selected quarterly financial data (unaudited),” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses (such as COVID-19), a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 25,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events (such as the recent outbreak of COVID-19) labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our e-commerce platform exposes us to certain additional risks which could adversely affect our results of operations.

We offer most of our beauty products for sale through our Ulta.com website and through our mobile applications. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software, and other related operational systems. Although we believe that our omnichannel participation is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through these channels can create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce platform successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online or through our mobile applications rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet or mobile customers to consider competing distributors of beauty products. Offering products through our internet channel or through our mobile applications could also cause some of our current or potential vendors to consider competing internet or mobile offerings of their products either on their own or through competing distributors. Additionally, omnichannel retailing is rapidly evolving, and we must keep pace with changing guest expectations and new developments by our competitors. As we continue to grow our e-commerce platform, the impact of attracting existing rather than new guests, conflicts between product offerings online or through our mobile applications and through our stores, and opening up our channels to increased competition from pure-play e-commerce companies could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, if we are unable to make, improve, or develop relevant guest-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

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

We directly source the majority of our Ulta Beauty branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced (such as COVID-19), adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors, and these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

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

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution and fast fulfillment centers may not be adequate to support our historical growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate four distribution facilities, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform, and one fast fulfillment center (e-commerce only). In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omnichannel capabilities. To support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers or fast fulfillment centers will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We have no long-term supply agreements with vendor partners and, therefore, our success depends on maintaining good relationships with our vendor partners. Our business depends to a significant extent on the willingness and ability of our vendor partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige vendor partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing vendor partners, or if we fail to continue acquiring and strengthening relationships with additional vendor partners of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2019 and fiscal 2018, merchandise supplied to Ulta Beauty by our top ten vendor partners accounted for approximately 61% and 62% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other vendor partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

●	Our rapidly expanding workforce, growing in pace with our number of stores, makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.
●	Our salon business is subject to state board regulations and state licensing requirements for our stylists and our salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.
●	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.
●	Future changes in healthcare reform legislation could significantly impact our business.

In addition, greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business. There is also increased focus, including by investors, guests, and other stakeholders on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, financial condition, profitability, and cash flows.

The formulation, manufacturing, packaging, labeling, distribution, sale, and storage of our vendors’ products and our Ulta Beauty branded products are also subject to extensive regulation by various federal agencies, including FDA, FTC, CPSC, and various state and local agencies, such as State AGs and District Attorneys. If we, our vendors, or the manufacturers of our Ulta Beauty branded products fail to comply with those regulations, we could become subject to significant penalties, claims, or product recalls, which could harm our results of operations or our ability to conduct our business.

Additionally, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta Beauty branded products, resulting in significant loss of net sales. Our failure to comply with federal, state, or local requirements when we advertise our products (including prices) or services, or engage in other promotional activities, in digital (including social media), television, or print may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

Our associates or others may engage in misconduct or other improper activities, including noncompliance with our policies and procedures.

We are exposed to the risk of misconduct or other improper activities by our associates and third parties such as independent contractors or agents. Misconduct by associates, independent contractors, or agents could include inadvertent or intentional failures to comply with our policies and procedures, the laws and regulations to which we are subject, and/or ethical, social, product, labor, and environmental standards. Our current and former associates or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination, or other similar misconduct, which, regardless or the ultimate outcome, may result in adverse publicity that could significantly harm our brand, reputation, and operations. Associate misconduct could also involve improper use of information obtained in the course of the associate’s prior or current employment, which could result in legal or regulatory action and harm to our reputation.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty,” “Ulta,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” and “21 Days of Beauty®,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we increase the number of our stores in new locations. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build-out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors’ interpretations of such building codes. Moreover, our landlords have occasionally been unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), causing us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords’ compliance with local building codes and local building and fire inspectors’ interpretations of such building codes. Any such increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We have a $1.0 billion secured revolving credit facility with a term expiring in March 2025. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at either a base rate plus a margin of 0% to 0.125% or the London Interbank Offered Rate (LIBOR) plus a margin of 1.125% to 1.25% and the unused line fee is 0.20% per annum. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates, and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

The market price for our common stock may be volatile.

The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:

●	differences between our actual financial and operating results and those expected by investors;
●	fluctuations in quarterly operating results;
●	our performance during peak retail seasons such as the holiday season;
●	market conditions in our industry and the economy as a whole;
●	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock or any failure to meet the estimates made by research analysts;
●	investors’ perceptions of our prospects and the prospects of the beauty products and salon services industries;
●	the performance of our key vendor partners;
●	announcements by us, our vendor partners, or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
●	introductions of new products or new pricing policies by us or by our competitors;
●	stock transactions by our principal stockholders;
●	recruitment or departure of key personnel;
●	the level and quality of securities research analyst coverage for our common stock; and
●	environmental, social, governance, sustainability, and other matters impacting our reputation.

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

Our stock repurchase programs could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, lease obligations, inventory valuation, vendor allowances, impairment of long-lived tangible assets, customer loyalty program, share-based compensation, tax matters, and litigation, are complex and involve subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could negatively affect our reported or expected financial performance or financial condition.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company, and we do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to repurchase stock or pay dividends (if declared by our Board of Directors in the future) is dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control.

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

Our certificate of incorporation and bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

●	dividing our Board of Directors into three classes serving staggered three-year terms;
●	authorizing our Board of Directors to issue preferred stock and additional shares of our common stock without stockholder approval;
●	prohibiting stockholder actions by written consent;
●	prohibiting our stockholders from calling a special meeting of stockholders;
●	prohibiting our stockholders from making certain changes to our certificate of incorporation or bylaws except with a two-thirds majority stockholder approval; and
●	requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.

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

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 1, 2020, we operated 1,254 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	22	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	10	New Hampshire	7
California	159	New Jersey	38
Colorado	26	New Mexico	7
Connecticut	16	New York	50
Delaware	3	North Carolina	34
Florida	84	North Dakota	3
Georgia	38	Ohio	43
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	14
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	26
Louisiana	19	Texas	115
Maine	3	Utah	14
Maryland	25	Vermont	1
Massachusetts	21	Virginia	29
Michigan	49	Washington	36
Minnesota	18	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	24	Wyoming	2

Distribution centers and fast fulfillment centers

Our standard distribution and fast fulfillment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration dates of our distribution centers (DC) and fast fulfillment centers (FFC) at February 1, 2020, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Chambersburg, Pennsylvania	DC	373,000	March 31, 2027
Dallas, Texas	DC	671,000	July 31, 2026
Fresno, California	DC	671,000	July 31, 2028
Greenwood, Indiana	DC	671,000	July 31, 2025
Jacksonville, Florida (1)	FFC	203,463	September 30, 2029
Romeoville, Illinois (2)	FFC	291,000	May 31, 2023
(1)	The Jacksonville, Florida fast fulfillment center is expected to open in fiscal 2021.

(2)	The Romeoville, Illinois distribution center was converted to a fast fulfillment center in fiscal 2019.

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 411,000 square feet with lease terms expiring from 2020 to 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2024.

Item 3.   Legal Proceedings

See Note 9 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position
Mary N. Dillon	58	Chief Executive Officer and member of the Board of Directors
David C. Kimbell	53	President
Scott M. Settersten	59	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	54	General Counsel, Chief Compliance Officer and Corporate Secretary
Jeffrey J. Childs	62	Chief Human Resources Officer

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

David C. Kimbell. Mr. Kimbell was named President in December 2019 after having previously served as Chief Merchandising and Marketing Officer since March 2015 and Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he was Chief Marketing Officer and Executive Vice President at U.S. Cellular since February 2011. From 2008 to 2011, Mr. Kimbell served as Chief Marketing Officer and Senior Vice President of Seventh Generation, a producer of environmentally friendly household and baby care products. Prior to that from 2001 to 2008, Mr. Kimbell held various positions at PepsiCo, Quaker Food Division, including Vice President of Marketing. Mr. Kimbell held a number of marketing roles for several brands at The Procter and Gamble Company from 1995 to 2001.

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

Jodi J. Caro. Ms. Caro was named General Counsel, Chief Compliance Officer and Corporate Secretary in August 2015. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million-dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM.

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

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 23, 2020 was $143.24 per share. As of March 23, 2020, we had 32 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
November 3, 2019 to November 30, 2019	138,567	$238.46	138,167	$355,817
December 1, 2019 to December 28, 2019	215,290	250.41	215,290	301,906
December 29, 2019 to February 1, 2020	328,301	266.02	328,001	214,650
13 weeks ended February 1, 2020	682,158	255.50	681,458	214,650
(1)	There were 681,458 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended February 1, 2020, and there were 700 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 14, 2019, we announced our 2019 share repurchase program pursuant to which the Company may repurchase up to $875.0 million of the Company’s common stock. The 2019 share repurchase program did not have an expiration date but provided for suspension or discontinuation at any time. As of February 1, 2020, $214.6 million remained available under the $875.0 million 2019 share repurchase program. On March 12, 2020, we announced the 2020 share repurchase program. For additional information on the 2020 share repurchase program see Note 20 to our consolidated financial statements, “Subsequent event.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of February 1, 2020:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	760,920	$212.58	3,194,142
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 539,155 shares issuable pursuant to the exercise of outstanding stock options, 159,363 shares issuable pursuant to restricted stock units, and 62,402 shares issuable pursuant to performance-based units.
(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.

(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS) and the S&P Retail Index (RLX) for the period covering January 31, 2015 through the end of Ulta Beauty’s fiscal year ended February 1, 2020. The graph assumes an investment of $100 made at the closing of trading on January 31, 2015 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS and (iii) stocks comprising the RLX. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
	January 31,	January 30,	January 28,	February 3,	February 2,	February 1,
Company / Index	2015	2016	2017	2018	2019	2020
Ulta Beauty	$100.00	$137.31	$206.37	$168.33	$221.25	$203.05
NQGS	100.00	100.13	121.78	160.96	158.06	199.69
RLX	100.00	115.56	135.00	194.19	208.85	243.26

Item 6.   Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended (1)
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019 (2)	2018 (3)	2017	2016
	(In thousands, except per share and per square foot data)
Income statement:
Net sales	$7,398,068	$6,716,615	$5,884,506	$4,854,737	$3,924,116
Cost of sales	4,717,004	4,307,304	3,787,697	3,107,508	2,539,783
Gross profit	2,681,064	2,409,311	2,096,809	1,747,229	1,384,333
Selling, general and administrative expenses	1,760,716	1,535,464	1,287,232	1,073,834	863,354
Pre-opening expenses	19,254	19,767	24,286	18,571	14,682
Operating income	901,094	854,080	785,291	654,824	506,297
Interest income, net	(5,056)	(5,061)	(1,568)	(890)	(1,143)
Income before income taxes	906,150	859,141	786,859	655,714	507,440
Income tax expense (4)	200,205	200,582	231,625	245,954	187,432
Net income	$705,945	$658,559	$555,234	$409,760	$320,008
Net income per common share:
Basic	$12.21	$11.00	$9.02	$6.55	$5.00
Diluted	$12.15	$10.94	$8.96	$6.52	$4.98
Weighted average common shares outstanding:
Basic	57,840	59,864	61,556	62,519	63,949
Diluted	58,105	60,181	61,975	62,851	64,275

Other operating data:
Comparable sales increase (5)	5.0%	8.1%	11.0%	15.8%	11.8%
Number of stores end of year	1,254	1,174	1,074	974	874
Total square footage end of year	13,193,076	12,337,145	11,300,920	10,271,184	9,225,957
Total square footage per store (6)	10,521	10,509	10,522	10,545	10,556
Average total square footage (7)	12,804,988	11,893,413	10,742,874	9,641,367	8,724,581
Capital expenditures	298,534	319,400	440,714	373,747	299,167
Depreciation and amortization	295,599	279,472	252,713	210,295	165,049
Repurchase of common shares	680,979	616,194	367,581	344,275	167,396

Balance sheet data (at period end):
Cash and cash equivalents	$392,325	$409,251	$277,445	$385,010	$345,840
Short-term investments	110,000	—	120,000	30,000	130,000
Working capital	918,056	1,091,125	1,051,577	1,006,894	978,946
Property and equipment, net	1,205,524	1,226,029	1,189,453	1,004,358	847,600
Total assets (8)	4,863,872	3,191,172	2,908,687	2,551,878	2,230,918
Operating lease liabilities (8)	1,938,347	—	—	—	—
Total stockholders' equity	1,902,094	1,820,218	1,774,217	1,550,218	1,442,886
(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method in fiscal 2018. Results from fiscal years prior to fiscal 2018 have not been recast for the adoption of ASC 606.
(3)	Fiscal 2017 includes 53 weeks; all other fiscal years reported include 52 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108.8 million.

(4)	On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new legislation reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 33.7% for the fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. Income tax expense in fiscal 2018 reflects the lower federal tax rate for the entire fiscal year.
(5)	Comparable sales increase reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.
(6)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.
(7)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.
(8)	The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), on February 3, 2019 using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, a compelling value proposition, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category and has high expectations for the shopping experience. We estimate the beauty enthusiasts represents approximately 57% of shoppers and 77% of spend in the U.S. beauty category. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

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

Current business trends

Our research indicates that Ulta Beauty continues to drive meaningful market share across all categories. However, our research also suggests that the cosmetics category in the overall U.S. market experienced mid-single digit declines through fiscal 2019. Beauty cycles are impacted by demographics and innovation. While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. Despite the overall market decline in the cosmetics category, we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains.

COVID-19

In late 2019, COVID-19 was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to almost every other part of the world, including the U.S., and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government recommendations and for the health and safety of our associates and guests, we announced on March 17, 2020 our decision to temporarily close all stores across the U.S. While too early to quantify, our sales and results of operations will be negatively impacted by this decision. Even after our stores are re-opened, the virus could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the duration of the closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration of the outbreak, and the public’s response to the outbreak and its eventual aftermath.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce merchandise sales are recognized based upon shipment of merchandise to the guest based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales, salon services, and e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2020 (fiscal 2019), February 2, 2019 (fiscal 2018), and February 3, 2018 (fiscal 2017) were 52, 52, and 53-week years, respectively.

As of February 1, 2020, we operated 1,254 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	February 1,	February 2,	February 3,
(Dollars in thousands)	2020	2019	2018
Net sales	$7,398,068	$6,716,615	$5,884,506
Cost of sales	4,717,004	4,307,304	3,787,697
Gross profit	2,681,064	2,409,311	2,096,809

Selling, general and administrative expenses	1,760,716	1,535,464	1,287,232
Pre-opening expenses	19,254	19,767	24,286
Operating income	901,094	854,080	785,291
Interest income, net	(5,056)	(5,061)	(1,568)
Income before income taxes	906,150	859,141	786,859
Income tax expense	200,205	200,582	231,625
Net income	$705,945	$658,559	$555,234

Other operating data:
Number of stores end of period	1,254	1,174	1074
Comparable sales increase	5.0%	8.1%	11.0%

	Fiscal year ended
	February 1,	February 2,	February 3,
(Percentage of net sales)	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8%	64.1%	64.4%
Gross profit	36.2%	35.9%	35.6%

Selling, general and administrative expenses	23.8%	22.9%	21.9%
Pre-opening expenses	0.3%	0.3%	0.4%
Operating income	12.1%	12.7%	13.3%
Interest income, net	0.1%	0.1%	0.0%
Income before income taxes	12.2%	12.8%	13.3%
Income tax expense	2.7%	3.0%	3.9%
Net income	9.5%	9.8%	9.4%

Fiscal year 2019 versus fiscal year 2018

Net sales

Net sales increased $681.5 million, or 10.1%, to $7,398.1 million in fiscal 2019 compared to $6,716.6 million in fiscal 2018. The net sales increases are due to the opening of 80 net new stores in 2019, a 5.0% increase in comparable sales, and an increase of $23.4 million in other revenue. The 5.0% comparable sales increase included a 3.3% increase in transactions and a 1.7% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $271.8 million, or 11.3%, to $2,681.1 million in fiscal 2019, compared to $2,409.3 million in fiscal 2018. Gross profit as a percentage of net sales increased 30 basis points to 36.2% in fiscal 2019 compared to 35.9% in fiscal 2018. The increase in gross profit margin was primarily due to:

●	50 basis points improvement in merchandise margins driven by our marketing and merchandising strategies and benefits from our Efficiencies for Growth (EFG) initiatives;
●	20 basis points of leverage in fixed store costs attributed to the impact of higher sales volume, partially offset by;
●	40 basis points of deleverage due to investments in our salon services and supply chain operation.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $225.3 million, or 14.7%, to $1,760.7 million in fiscal 2019 compared to $1,535.5 million in fiscal 2018. As a percentage of net sales, SG&A expenses increased 90 basis points to 23.8% in fiscal 2019 compared to 22.9% in fiscal 2018. The deleverage in SG&A expenses was primarily due to:

●	80 basis points of deleverage primarily due to strategic investments in future growth opportunities and infrastructure to support our EFG initiatives;
●	50 basis points of deleverage related to higher payroll and benefit-related expenses, partially offset by;
●	30 basis points of leverage in lower variable compensation expense; and
●	10 basis points of leverage in marketing expense attributed to strong sales growth.

Pre-opening expenses

Pre-opening expenses decreased $0.5 million, or 2.6%, to $19.3 million in fiscal 2019 compared to $19.8 million in fiscal 2018. During fiscal 2019, we opened 86 new stores, remodeled 12 stores, and relocated eight stores. During fiscal 2018, we opened 107 new stores, remodeled 13 stores, and relocated two stores.

Interest income, net

Interest income, net was $5.1 million in fiscal 2019 and fiscal 2018. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of February 1, 2020 and February 2, 2019.

Income tax expense

Income tax expense of $200.2 million in fiscal 2019 represents an effective tax rate of 22.1%, compared to fiscal 2018 income tax expense of $200.6 million and an effective tax rate of 23.3%. The lower tax rate is primarily due to income tax accounting for share-based compensation and federal income tax credits.

Net income

Net income increased $47.4 million, or 7.2%, to $705.9 million in fiscal 2019 compared to $658.6 million in fiscal 2018. The increase in net income was primarily due to a $271.8 million increase in gross profit partially offset by a $225.3 million increase in SG&A expenses.

Fiscal year 2018 versus fiscal year 2017

Net sales

Net sales increased $832.1 million, or 14.1%, to $6,716.6 million in fiscal 2018 compared to $5,884.5 million in fiscal 2017. The net sales increases are due to the opening of 100 net new stores in fiscal 2018, an 8.1% increase in comparable sales, and other revenue increased $48.9 million. The sales for the 53rd week of fiscal 2017 were approximately $108.8 million. The 8.1% comparable sales increase included a 5.3% increase in transactions and a 2.8% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $312.5 million, or 14.9%, to $2,409.3 million in fiscal 2018, compared to $2,096.8 million in fiscal 2017. Gross profit as a percentage of net sales increased 30 basis points to 35.9% in fiscal 2018 compared to 35.6% in fiscal 2017. The impact of new revenue recognition accounting drove 55 basis points of leverage. The remaining 25 basis points of deleverage in gross profit margin was primarily due to:

●	55 basis points deleverage attributed to category and channel mix shifts and investments in our salon services and supply chain operation, partially offset by;
●	30 basis points leverage in fixed store costs attributed to the impact of higher sales volume.

Selling, general and administrative expenses

SG&A expenses increased $248.2 million, or 19.3%, to $1,535.5 million in fiscal 2018 compared to $1,287.2 million in fiscal 2017. As a percentage of net sales, SG&A expenses increased 100 basis points to 22.9% in fiscal 2018 compared to 21.9% in fiscal 2017. The impact of new revenue recognition accounting drove 80 basis points of deleverage. The remaining 20 basis points of deleverage in SG&A expenses was primarily due to:

●	30 basis points deleverage due to investments in store labor to support growth initiatives, partially offset by;
●	10 basis points leverage in corporate overhead due to the impact of higher sales volume.

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

Income tax expense

Income tax expense of $200.6 million in fiscal 2018 represents an effective tax rate of 23.3%, compared to fiscal 2017 income tax expense of $231.6 million and an effective tax rate of 29.4%. The lower tax rate is primarily due tax reform.

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

The following table presents a summary of our cash flows for fiscal years 2019, 2018, and 2017:

	Fiscal year ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$1,101,293	$956,127	$779,366
Net cash used in investing activities	(471,480)	(215,107)	(530,714)
Net cash used in financing activities	(646,739)	(609,214)	(356,217)
Net increase (decrease) in cash and cash equivalents	$(16,926)	$131,806	$(107,565)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The fiscal 2019 increase over fiscal 2018 is mainly due to the increase in net income, merchandise inventories, other assets and liabilities, and the timing of prepaid expenses and other assets, partially offset by the timing of accounts payable. The increase in net income was due to an increase in gross profit due to sales increases and improvements in merchandise margins, partially offset by increased SG&A expenses due to investments in future growth. Changes in other assets and liabilities was primarily due to increased participation in our deferred compensation plan.  Merchandise inventories, net were $1,293.7 million at February 1, 2020, compared to $1,214.3 million at February 2, 2019, representing an increase of $79.4 million or 6.5%.

Average inventory per store (defined as merchandise inventory divided by number of stores open) was flat compared to prior year. The increase in inventory is primarily due to the addition on 80 net new stores opened since February 2, 2019.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $298.5 million in fiscal 2019 compared to $319.4 million and $440.7 million in fiscal 2018 and 2017, respectively. Capital expenditures decreased in fiscal 2019 compared to fiscal 2018 primarily from lower merchandising fixtures due to less spend on store refreshes and a decrease in the number of store openings, offset by increases in store maintenance and other due to corporate office renovations. Purchases of short-term investments were $110.0 million during fiscal 2019 and consist of certificates of deposit with maturities of three to twelve months from the date of purchase.

The following table presents a summary of our store activities in fiscal years 2019, 2018, and 2017:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Stores opened	86	107	102
Stores remodeled	12	13	11
Stores relocated	8	2	7
Stores refreshed	240	109	190

During fiscal 2019, the average investment required to open a new Ulta Beauty store was approximately $1.3 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables. The average investment required to remodel an Ulta Beauty store was approximately $0.9 million in fiscal 2019. The average investment required to refresh an Ulta Beauty store was approximately $0.1 million in fiscal 2019.

Capital expenditures for fiscal 2019, 2018, and 2017 by major category are as follows:

	Fiscal	Fiscal	Fiscal
(In millions)	2019	2018	2017
New, Remodeled, and Relocated Stores	$141	$154	$190
Merchandising and Refreshed Stores	29	63	87
Information Technology Systems	54	51	74
Supply Chain	17	22	42
Store Maintenance and Other	58	29	48
Total	$299	$319	$441

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures.

Financing activities

Financing activities in fiscal 2019, 2018, and 2017 consist principally of share repurchases and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2019, 2018, and 2017. The zero outstanding borrowings position is due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, share repurchases, and seasonal inventory needs. As a precautionary measure and to enhance financial flexibility in light of the uncertainty arising from the spread of COVID-19, on March 23, 2020, the Company announced that it drew down $800 million under the amended Loan Agreement.

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

On March 14, 2019, we announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2019	2018	2017
Shares repurchased	2,320,896	2,463,555	1,503,545
Total cost of shares repurchased	$681.0	$616.2	$367.6

On March 12, 2020, we announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revokes the previously authorized but unused amounts of $214.6 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

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

As of February 1, 2020 and February 2, 2019, we had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

On March 11, 2020, the Company entered into Amendment No. 1 to the Loan Agreement, which amended the existing agreement. The amendment extends the maturity of the facility to March 11, 2025, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and receivables, contains a $50 million sub-facility for letters of credit and allows the Company to increase the revolving facility by an additional $100 million. As a precautionary measure and to enhance financial flexibility in light of the uncertainty arising from the spread of COVID-19, on March 23, 2020, the Company announced that it drew down $800 million under the amended Loan Agreement.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Mother’s Day and Valentine’s Day season. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

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

Off-balance sheet arrangements

As of February 1, 2020, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of February 1, 2020:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,250,191	$310,663	$672,880	$550,132	$716,516
Purchase obligations	35,006	32,316	2,690	—	—
Total (2)	$2,285,197	$342,979	$675,570	$550,132	$716,516
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets, as operating lease liabilities. For additional information about our leases, see Note 8 to our consolidated financial statements, “Leases.”
(2)	The unrecognized tax benefit of $3.5 million as of February 1, 2020 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to a third party for products and services for the new fast fulfillment center expected to open in fiscal 2021, advertising, and other goods and service contracts entered into as of February 1, 2020.

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

Inventory valuation

Merchandise inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2019, 2018, and 2017. An increase or decrease in the lower of cost or market (net realizable value) reserve of 10% would not have a material impact on our pre-tax income for fiscal 2019. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our pre-tax income for fiscal 2019.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our pre-tax income for fiscal 2019.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No significant impairment charges were recognized in fiscal 2019, fiscal 2018, or fiscal 2017.

Loyalty program

We maintain a customer loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. We do not believe that there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate.

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2019, 2018, and 2017. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our pre-tax income in fiscal 2019.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of February 1, 2020, February 2, 2019, or February 3, 2018.

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

Based on management’s evaluation as of February 1, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 1, 2020, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 1, 2020. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of February 1, 2020 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth after Part I, Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Executive Director Compensation for Fiscal 2019” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock - Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of February 1, 2020 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of February 1, 2020, and February 2, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in the Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842) using the modified retrospective approach. See below for discussion of our related critical audit matter.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASU 2016-02, Leases (Topic 842)
Description of the matter

As discussed above and in Notes 2 and 8 to the consolidated financial statements, on February 3, 2019, the Company adopted Accounting Standard Codification ASU 2016-02, Leases (Topic 842), using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures. The adoption of Topic 842 resulted in the recognition of operating lease assets and liabilities of $1,460,866 thousands and $1,839,970 thousands, respectively, as of February 3, 2019.

Auditing the Company’s adoption of Topic 842 was complex because of the estimation involved in calculating the incremental borrowing rate and its impact on the large volume of leases. The Company’s estimate of the incremental borrowing rate was challenging, as the Company does not have publicly traded debt. Therefore, to estimate their incremental borrowing rate, the Company engaged a third-party specialist to develop a synthetic credit rating based on certain profitability metrics, margins, asset turnover ratios, liquidity ratios and solvency ratios compared to other rated issuers in the retail industry. The determination of the incremental borrowing rate was judgmental and had a significant impact on the amounts recognized in the financial statements.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Topic 842 adoption process. This included testing controls over determining the completeness of the lease population as well as management's estimate of the incremental borrowing rate.

To audit the Company’s adoption of Topic 842, we performed audit procedures that included, among others, performing an evaluation of the completeness of the population of contracts that meet the definition of a lease under Topic 842, testing the accuracy of lease terms within the lease IT system by agreeing the information to the underlying lease contract, and testing the accuracy of the Company’s system calculations of initial lease assets and lease liabilities. We also involved our valuation specialists to assist us in evaluating the methodologies used by management to calculate the incremental borrowing rate for each lease and related significant assumptions, such as credit quality and collateral adjustments, and to calculate a range of incremental borrowing rates based on independently observed data. We evaluated the reasonableness of the incremental borrowing rate for each lease used by the Company by comparing it to the range of rates we calculated. We performed a sensitivity analysis of significant assumptions to evaluate the change in the operating lease asset and liability. In addition, for a sample of leases, we evaluated whether the incremental borrowing rate used in the calculation of the lease liability was appropriately applied at the effective date based on the total lease term measured at lease inception under ASC 840, as elected by the Company under the transition provisions in Topic 842.

Loyalty Program
Description of the matter

The Company maintains a loyalty program, Ultamate Rewards, which offers members the ability to earn and redeem points on purchases of products and services. As described in Notes 2 and 4 to the consolidated financial statements, revenue from the loyalty program is recognized when the members redeem points or points expire. The Company estimates the amount of revenue to defer using the standalone selling price of the points earned and the expected redemption percentage. The Company evaluates its estimated standalone selling price quarterly based on the value of products or services purchased using points. The expected redemption percentage is based on historical redemption patterns in conjunction with current information and trends. The Company evaluates the estimated redemption rate based on observed customer behaviors and trends.

Auditing the Company’s estimate of loyalty deferred revenue was complex because the calculation involves subjective management assumptions for the standalone selling price and expected redemption rate. In particular, the estimate is sensitive to these significant assumptions, which are affected by expectations about future customer behavior.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s estimation process and controls supporting the measurement and recognition of the amount of loyalty revenue deferred. This included testing controls over management’s review of the assumptions and other inputs used in the estimation, the completeness and accuracy of issuance and redemption data used in the calculation and controls over the assignment of membership levels based on customer spending patterns.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To audit the standalone selling price per point, we validated that the price per point for each membership level was appropriate based on products or services purchased by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity as well as loyalty customer behavior and spending by membership level and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

March 27, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2020

Ulta Beauty, Inc.

Consolidated Balance Sheets

	February 1,	February 2,
(In thousands, except per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$392,325	$409,251
Short-term investments	110,000	—
Receivables, net	139,337	136,168
Merchandise inventories, net	1,293,701	1,214,329
Prepaid expenses and other current assets	103,567	138,116
Prepaid income taxes	16,387	16,997
Total current assets	2,055,317	1,914,861

Property and equipment, net	1,205,524	1,226,029
Operating lease assets	1,537,565	—
Goodwill	10,870	10,870
Other intangible assets, net	3,391	4,317
Deferred compensation plan assets	27,849	20,511
Other long-term assets	23,356	14,584
Total assets	$4,863,872	$3,191,172

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$414,009	$404,016
Accrued liabilities	246,088	220,666
Deferred revenue	237,535	199,054
Current operating lease liabilities	239,629	—
Total current liabilities	1,137,261	823,736

Non-current operating lease liabilities	1,698,718	—
Deferred rent	—	434,980
Deferred income taxes	89,367	83,864
Other long-term liabilities	36,432	28,374
Total liabilities	2,961,778	1,370,954

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 57,285 and 59,232 shares issued; 56,609 and 58,584 shares outstanding; at February 1, 2020 and February 2, 2019, respectively	573	592
Treasury stock-common, at cost	(34,448)	(24,908)
Additional paid-in capital	807,492	738,671
Retained earnings	1,128,477	1,105,863
Total stockholders’ equity	1,902,094	1,820,218
Total liabilities and stockholders’ equity	$4,863,872	$3,191,172

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	February 1,	February 2,	February 3,
(In thousands, except per share data)	2020	2019	2018
Net sales	$7,398,068	$6,716,615	$5,884,506
Cost of sales	4,717,004	4,307,304	3,787,697
Gross profit	2,681,064	2,409,311	2,096,809

Selling, general and administrative expenses	1,760,716	1,535,464	1,287,232
Pre-opening expenses	19,254	19,767	24,286
Operating income	901,094	854,080	785,291
Interest income, net	(5,056)	(5,061)	(1,568)
Income before income taxes	906,150	859,141	786,859
Income tax expense	200,205	200,582	231,625
Net income	$705,945	$658,559	$555,234

Net income per common share:
Basic	$12.21	$11.00	$9.02
Diluted	$12.15	$10.94	$8.96

Weighted average common shares outstanding:
Basic	57,840	59,864	61,556
Diluted	58,105	60,181	61,975

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Operating activities
Net income	$705,945	$658,559	$555,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,599	279,472	252,713
Non-cash lease expense	278,820	—	—
Deferred income taxes	5,503	34,080	(27,095)
Stock-based compensation expense	25,045	26,636	24,399
Loss on disposal of property and equipment	5,850	2,885	7,518
Change in operating assets and liabilities:
Receivables	(20,637)	(36,387)	(11,088)
Merchandise inventories	(79,372)	(122,019)	(152,449)
Prepaid expenses and other current assets	9,289	(39,450)	(10,045)
Income taxes	610	(29,609)	3,641
Accounts payable	9,993	78,256	66,240
Accrued liabilities	28,183	29,265	(30,695)
Deferred revenue	38,481	50,684	67,586
Operating lease liabilities	(256,910)	—	—
Deferred rent	—	27,064	41,725
Other assets and liabilities	54,894	(3,309)	(8,318)
Net cash provided by operating activities	1,101,293	956,127	779,366

Investing activities
Purchases of short-term investments	(110,000)	(386,193)	(330,000)
Proceeds from short-term investments	—	506,193	240,000
Capital expenditures	(298,534)	(319,400)	(440,714)
Acquisitions, net of cash acquired	—	(13,606)	—
Purchases of equity investments	(62,946)	(2,101)	—
Net cash used in investing activities	(471,480)	(215,107)	(530,714)

Financing activities
Repurchase of common shares	(680,979)	(616,194)	(367,581)
Stock options exercised	43,780	13,121	16,190
Purchase of treasury shares	(9,540)	(6,141)	(4,243)
Debt issuance costs	—	—	(583)
Net cash used in financing activities	(646,739)	(609,214)	(356,217)

Net increase (decrease) in cash and cash equivalents	(16,926)	131,806	(107,565)
Cash and cash equivalents at beginning of year	409,251	277,445	385,010
Cash and cash equivalents at end of year	$392,325	$409,251	$277,445

Supplemental information
Income taxes paid, net of refunds	$133,861	$195,869	$254,619
Non-cash capital expenditures	26,901	28,746	43,471

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 28, 2017	62,733	$627	(604)	$(14,524)	$658,330	$905,785	$1,550,218
Net income	—	—	—	—	—	555,234	555,234
Stock-based compensation	—	—	—	—	24,399	—	24,399
Stock options exercised and other awards	212	2	—	—	16,188	—	16,190
Purchase of treasury shares	—	—	(15)	(4,243)	—	—	(4,243)
Repurchase of common shares	(1,504)	(15)	—	—	—	(367,566)	(367,581)
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$1,774,217
Net income	—	—	—	—	—	658,559	658,559
Stock-based compensation	—	—	—	—	26,636	—	26,636
Adoption of accounting standards - ASC 606	—	—	—	—	—	(29,980)	(29,980)
Stock options exercised and other awards	255	3	—	—	13,118	—	13,121
Purchase of treasury shares	—	—	(29)	(6,141)	—	—	(6,141)
Repurchase of common shares	(2,464)	(25)	—	—	—	(616,169)	(616,194)
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$1,820,218
Net income	—	—	—	—	—	705,945	705,945
Stock-based compensation	—	—	—	—	25,045	—	25,045
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	(2,375)
Stock options exercised and other awards	374	4	—	—	43,776	—	43,780
Purchase of treasury shares	—	—	(28)	(9,540)	—	—	(9,540)
Repurchase of common shares	(2,321)	(23)	—	—	—	(680,956)	(680,979)
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$1,902,094

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share and store count data)

1.   Business and basis of presentation

On January 29, 2017, Ulta Salon, Cosmetics & Fragrance, Inc. implemented a holding company reorganization. Pursuant to the reorganization, Ulta Beauty, Inc., which was incorporated as a Delaware corporation in December 2016, became the successor to Ulta Salon, Cosmetics & Fragrance, Inc., the former publicly-traded company and now a wholly owned subsidiary of Ulta Beauty. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of February 1, 2020, the Company operated 1,254 stores across 50 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2020 (fiscal 2019), February 2, 2019 (fiscal 2018), and February 3, 2018 (fiscal 2017) were 52, 52, and 53-week years, respectively.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

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

	February 1,	February 2,
(In thousands)	2020	2019
Cash	$212,876	$351,553
Short-term investments	110,000	—
Receivables from third-party financial institutions for credit card and debit card transactions	69,449	57,698
Cash and cash equivalents	$392,325	$409,251

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments (see Note 14, “Investments”).

Receivables

Currently, receivables consist principally of amounts due from vendors. In previous years, receivables also included tenant improvement allowances earned but not yet received. These receivables are computed based on provisions of the vendor and lease agreements in place and the Company’s completed performance. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors and landlords comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

The receivable for vendor allowances was $113,048 and $97,885 as of February 1, 2020 and February 2, 2019, respectively. The receivable for landlord allowances was $19,746 as of February 2, 2019. Prior to fiscal 2019, all tenant improvement allowances were included in the receivable for landlord allowances. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), a portion of landlord allowances is recorded in the right-of-use asset. The allowance for doubtful receivables was $1,363 and $651 as of February 1, 2020 and February 2, 2019, respectively.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or market (net realizable value) and shrink. The inventory reserve was $46,941 and $36,640 as of February 1, 2020 and February 2, 2019, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The Company had no outstanding debt as of February 1, 2020 and February 2, 2019.

Property and equipment

The Company’s property and equipment are stated at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operating expense as incurred. The Company’s assets are depreciated or amortized using the straight-line method over the shorter of their estimated useful lives or the expected lease term as follows:

Equipment and fixtures	1 to 10 years
Leasehold improvements	10 years
Electronic equipment and software	3 to 5 years

The Company capitalizes costs incurred during the application development stage in developing or purchasing internal use software. These costs are amortized over the estimated useful life of the software.

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and leasehold improvements or render them not recoverable. If such circumstances arise, the Company estimates the undiscounted future operating cash flows based on the remaining useful life of the asset to determine whether the long-lived assets are impaired. If the undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charges to be recorded are calculated based on the excess of the carrying value of the assets over the fair value of such assets. No significant impairment charges were recognized in fiscal 2019, fiscal 2018, or fiscal 2017. Impairment charges are included in selling, general and administrative (SG&A) expenses in the consolidated statements of income.

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

Leases

The Company determines whether an arrangement is or contains a lease at contract inception. The lease classification evaluation begins at the lease commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon control of the premises and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Prior to fiscal 2019, this difference was recorded as deferred rent on the consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term.

Certain leases contain provisions that require variable payments based upon sales volume or payment of common area maintenance costs (variable lease cost).  Variable lease costs are expensed as incurred. This results in some variability in lease expense as a percentage of revenues over the term of the lease in stores where variable lease costs are paid. Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense. This results in some variability in lease expense as a percentage of revenues over the term of the lease in stores where contingent rent is paid.

Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term.

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

Loyalty program

The Company maintains a loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. The Company defers revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends.

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

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. The Company’s gift cards do not expire and do not include service fees that decrease guest balances. The Company has maintained historical data related to gift card transactions sold and redeemed over a significant time frame. The Company recognizes gift card breakage (amounts not expected to be redeemed) to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $12,448, $12,446, and $7,783 in fiscal 2019, 2018, and 2017, respectively.

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a guest;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue.

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment of the merchandise to the guest based on meeting the transfer of control criteria, net of estimated returns. Salon services revenue is recognized at the time the service is provided to the guest. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment. The Company provides refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales.

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

Advertising

Advertising expense consists principally of print, digital and social media, and television and radio advertising. The Company expenses the costs related to its advertising in the period the related promotional event occurs. Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $9,605 and $9,384 as of February 1, 2020 and February 2, 2019, respectively. Total advertising costs, exclusive of incentives from vendors and start-up advertising expense, are presented in the following table:

	February 1,	February 2,	February 3,
(In thousands)	2020	2019	2018
Advertising costs	$317,865	$294,489	$259,423
Advertising expense as a percentage of sales	4.3%	4.4%	4.4%

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

Share-based compensation

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. The Company recorded stock compensation expense of $25,642, $27,489, and $24,399 in fiscal 2019, 2018 and 2017, respectively (see Note 15, “Share-based awards”).

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

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 16, “Net income per common share”).

Recent accounting pronouncements not yet adopted

Intangibles – Goodwill and Other-Internal-Use Software

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The adoption of ASU 2016-02 resulted in the recording of operating lease assets and liabilities of $1,460,866 and $1,839,970 within the consolidated balance sheet, respectively, as of February 3, 2019. As part of the adoption, the Company recorded an adjustment to retained earnings of $2,375. The standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows. See Note 8, “Leases,” for further details.

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

4.   Revenue

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Cosmetics	50%	51%	51%
Skincare, bath, and fragrance	22%	21%	21%
Haircare products and styling tools	19%	19%	19%
Services	5%	5%	6%
Other (nail products, accessories, and other)	4%	4%	3%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal years 2019 and 2018:

	Fiscal year ended
	February 1,	February 2,
	2020	2019
Beginning balance	$193,585	$110,103
Adoption of ASC 606	—	38,773
Additions to contract liabilities (1)	206,701	140,638
Deductions to contract liabilities (2)	(170,275)	(95,929)
Ending balance	$230,011	$193,585
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.

Revenue recognized in the current period related to the beginning liability.

5.   Property and equipment

Property and equipment consists of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Equipment and fixtures	$1,073,764	$994,668
Leasehold improvements	803,398	785,276
Electronic equipment and software	596,323	544,618
Construction-in-progress	92,355	50,574
	2,565,840	2,375,136
Less: accumulated depreciation and amortization	(1,360,316)	(1,149,107)
Property and equipment, net	$1,205,524	$1,226,029

6.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal years 2019 and 2018 are as follows:

	February 1,	February 2,
(In thousands)	2020	2019
Balance at beginning of the period	$10,870	$—
Acquisitions	—	10,870
Balance at the end of the period	$10,870	$10,870

7.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		February 1, 2020			February 2, 2019
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	3.7	$4,631	$(1,240)	$3,391	$4,631	$(314)	$4,317

Amortization expense related to intangible assets was $926, $314, and $0 in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Estimated amortization expense related to intangible assets at February 1, 2020, for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2020	$926
2021	926
2022	926
2023	613
2024	—
2025 and thereafter	—
$3,391

8. Leases

The Company leases retail stores, distribution and fast fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2032. Leases generally have initial lease terms of 10 years and include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

All retail store, distribution and fast fulfillment center, and corporate office leases are classified as operating leases. The Company does not have any finance leases.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases as of February 1, 2020:

(In thousands)	Classification on the Balance Sheet	February 1, 2020
Right-of-use assets	Operating lease assets	$1,537,565

Current lease liabilities	Current operating lease liabilities	$239,629
Non-current lease liabilities	Non-current operating lease liabilities	1,698,718
Total lease liabilities		$1,938,347

Weighted-average remaining lease term		7.3 years
Weighted-average discount rate		4.1%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal Year Ended
(In thousands)	Classification on the Statement of Income	February 1, 2020
Operating lease cost	Cost of sales (1)	$289,007
Variable lease cost	Cost of sales	29,054
Short-term lease cost	Selling, general and administrative expenses	352
Sublease income	Net sales	(691)
Total lease cost		$317,722
(1)	The majority of operating lease cost relates to retail stores and distribution and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

Fiscal Year Ended
(In thousands)	February 1, 2020
Cash paid for operating lease liabilities (1)	$338,942
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	355,286
(1)	Excludes $71,294 related to cash received for tenant incentives.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities as of February 1, 2020:

Fiscal year	(In thousands)
2020	$310,663
2021	345,531
2022	327,349
2023	291,561
2024	258,571
2025 and thereafter	716,516
Total lease payments	$2,250,191
Less: Imputed interest	(311,844)
Present value of operating lease liabilities	$1,938,347

Operating lease payments exclude $214,553 of legally binding minimum lease payments for leases signed but not yet commenced.

9.   Commitments and contingencies

Contractual obligations – As of February 1, 2020, the Company had obligations of $1,940 related to commitments made to a third party for products and services for a new fast fulfillment center opening in fiscal 2021. Payments under this commitment were $9,212 in fiscal 2019. In addition, the Company has entered into various non-cancelable advertising and other goods and service contracts. A majority of these agreements expire over one year and the obligations under these agreements were $33,066 as of February 1, 2020.

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

10.   Accrued liabilities

Accrued liabilities consist of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Accrued payroll, bonus, and employee benefits	$77,435	$96,020
Accrued taxes	39,051	32,085
Other accrued liabilities	129,602	92,561
Accrued liabilities	$246,088	$220,666

11.   Income taxes

The provision for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
(In thousands)	2019	2018	2017
Current:
Federal	$163,596	$137,255	$230,006
State	31,106	29,247	28,714
Total current	194,702	166,502	258,720
Deferred:
Federal	1,182	29,374	(26,256)
State	4,321	4,706	(839)
Total deferred	5,503	34,080	(27,095)
Provision for income taxes	$200,205	$200,582	$231,625

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	33.7%
State effective rate, net of federal tax benefit	3.1%	3.1%	2.4%
Re-measurement of deferred tax liabilities	0.0%	0.0%	(4.9)%
Excess deduction of stock compensation	(1.1)%	(0.6)%	(1.2)%
Other	(0.9)%	(0.2)%	(0.6)%
Effective tax rate	22.1%	23.3%	29.4%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 1,	February 2,
(In thousands)	2020	2019
Deferred tax assets:
Operating lease liability	$496,977	$—
Reserves not currently deductible	35,626	30,669
Accrued liabilities	27,363	34,391
Employee benefits	22,907	18,491
Inventory valuation	4,021	4,107
NOL carryforwards	288	413
Credit carryforwards	224	237
Other	1,019	—
Total deferred tax assets	588,425	88,308
Deferred tax liabilities:
Operating lease asset	567,198	—
Property and equipment	61,570	69,265
Prepaid expenses	45,354	39,915
Receivables not currently includable	2,863	1,449
Intangibles	807	1,018
Deferred rent obligation	—	60,525
Total deferred tax liabilities	677,792	172,172
Net deferred tax liability	$(89,367)	$(83,864)

At February 1, 2020, the Company had $224 of credit carryforwards for state income tax purposes that expire between 2024 and 2029. The Company also had $523 of state net operating loss (NOL) carryforwards that expire by 2036 and $1,145 of federal and $26 of state NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with the ASC 740-10 rules for income taxes. The reserve for uncertain tax positions was $3,536 and $3,844 at February 1, 2020 and February 2, 2019, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows:

	February 1,	February 2,
(In thousands)	2020	2019
Balance at beginning of the year	$3,844	$3,565
Increase due to a prior year tax position	602	1,008
Decrease due to a prior year tax position	(910)	(729)
Balance at end of the year	$3,536	$3,844

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2019 and 2018.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2018 and is no longer subject to examinations by state authorities before 2015.

12.   Notes payable

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

As of February 1, 2020 and February 2, 2019, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all terms and covenants of the Loan Agreement.

13.   Fair value measurements

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

As of February 1, 2020 and February 2, 2019, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $29,442 and $19,615, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

14.   Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The Company’s short-term investments as of February 1, 2020 and February 2, 2019 were $110,000 and $0, respectively.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $3,936 and $2,101 as of February 1, 2020 and February 2, 2019, and is included in other long-term assets on the consolidated balance sheets. The Company contributed capital of $62,946 and received distributions including $60,208 of investment tax credits during fiscal year 2019.

15.  Share-based awards

Equity incentive plans

The Company has had a number of equity incentive plans over the years. The plans were adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the Company’s business. All of the plans generally provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vested over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options were granted with the exercise price equal to the fair value of the underlying stock on the date of grant.

Amended and restated 2011 incentive award plan

In June 2016, the Company adopted the Amended and Restated 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Following its original adoption in June 2011, awards are only being made under the 2011 Plan, and no further awards will be made under any prior plan. As of February 1, 2020, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 3,194 shares of the Company’s common stock.

The following table presents information related to the Company’s 2011 Incentive award plan:

	Fiscal	Fiscal	Fiscal
2011 Incentive award plan (in thousands)	2019	2018	2017
Compensation expense
Common stock options	$8,660	$8,590	$8,993
Restricted stock units	12,762	12,077	9,507
Performance-based restricted stock units	4,220	6,822	5,899
Total stock compensation expense	$25,642	$27,489	$24,399

Cash received from stock option exercises	$43,780	$13,121	$16,190
Income tax benefit	$11,600	$6,135	$10,024

Common stock options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Volatility rate	31.0%	29.0%	30.9%
Average risk-free interest rate	2.3%	2.4%	1.6%
Average expected life (in years)	3.5	3.4	3.5
Dividend yield	None	None	None

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

The following table presents information related to the Company’s common stock options:

Common stock options	Fiscal	Fiscal	Fiscal
(in thousands, except weighted-average grant date fair value)	2019	2018	2017
Weighted-average grant date fair value	$89.91	$50.10	$69.61
Fair value of options vested	9,143	10,042	5,656
Intrinsic value of options exercised	51,650	25,902	29,449

At February 1, 2020, there was approximately $15,621 of unrecognized compensation expense related to unvested stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of the status of the Company’s stock option activity is presented in the following table (shares in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Common stock options outstanding
Beginning of year	755	$174.34	766	$147.76	830	$120.78
Granted	97	348.73	163	204.27	106	279.76
Exercised	(285)	153.64	(166)	78.81	(166)	97.44
Forfeited	(28)	263.34	(8)	260.83	(4)	120.71
End of year	539	$212.58	755	$174.34	766	$147.76
Exercisable at end of year	172	$159.39	296	$134.27	261	$81.72
Vested and Expected to vest	510	$211.14	718	$173.02	725	$145.86

The following table presents information related to options outstanding and options exercisable at February 1, 2020, under the Company’s stock option plans based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$25.80 – $57.42	28	1	$47.26	28	1	$47.26
$57.43 – $127.15	30	3	92.37	30	3	92.37
$127.16 – $165.27	155	6	163.70	55	6	163.04
$165.28 – $204.27	155	8	201.54	25	7	198.39
$204.28 – $281.53	81	7	278.76	34	7	278.90
$281.54 – $348.73	90	9	348.73	–	–	–
$25.80 – $348.73	539	7	$212.58	172	5	$159.39

The aggregate intrinsic value of outstanding and exercisable options as of February 1, 2020 was $38,157 and $19,120, respectively. The last reported sale price of our common stock on the NASDAQ Global Select Market on February 1, 2020 was $267.91 per share.

Restricted stock units

The Company issues restricted stock units to certain employees and its Board of Directors. Employee grants will generally cliff vest after three years and director grants will cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed on a straight-line basis over the requisite service period. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 1, 2020, unrecognized compensation cost related to restricted stock units was $20,484. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of the status of the Company’s restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Restricted stock units outstanding
Beginning of year	168	$220.68	134	$207.70	142	$154.71
Granted	53	335.28	97	208.82	47	278.48
Vested	(46)	207.77	(52)	164.35	(46)	117.61
Forfeited	(16)	259.65	(11)	227.44	(9)	201.51
End of year	159	$259.21	168	$220.68	134	$207.70
Expected to vest	147	$259.21	154	$220.68	123	$207.70

Performance-based restricted stock units

The Company issues performance-based restricted stock units annually to certain employees. These awards will cliff vest after three years based upon achievement of pre-established goals at the end of the second year of the term. Consistent with restricted stock units, the grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based restricted stock units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Forfeitures of performance-based restricted stock units are estimated at the grant date based on historical rates of the Company’s stock award activity and reduce the compensation expense recognized. At February 1, 2020, unrecognized compensation cost related to performance-based restricted stock units was $6,214. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of the status of the Company’s performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Performance-based restricted stock units outstanding
Beginning of year	94	$214.64	78	$196.81	41	$173.47
Granted	21	348.73	33	204.27	21	281.53
Change in performance award payout	(3)	281.53	22	191.76	19	151.20
Vested	(43)	191.76	(36)	151.20	—	—
Forfeited	(7)	258.80	(3)	224.49	(3)	186.90
End of year	62	$267.60	94	$214.64	78	$196.81
Expected to vest	57	$267.60	87	$214.64	72	$196.81

The number of performance-based restricted stock units granted is based on achieving the targeted performance goals as defined in the performance-based restricted stock unit agreements. As of February 1, 2020, the maximum number of units that could vest under the provisions of the agreements was 114.

16.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	February 1,	February 2,	February 3,
(In thousands, except per share data)	2020	2019	2018
Numerator for diluted net income per share – net income	$705,945	$658,559	$555,234

Denominator for basic net income per share – weighted-average common shares	57,840	59,864	61,556
Dilutive effect of stock options and non-vested stock	265	317	419
Denominator for diluted net income per share	58,105	60,181	61,975

Net income per common share:
Basic	$12.21	$11.00	$9.02
Diluted	$12.15	$10.94	$8.96

The denominator for diluted net income per common share for fiscal years 2019, 2018 and 2017 excludes 298, 302, and 167 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

17.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2018 and 2017, the Company match was 100% of the first 3% of eligible compensation. Starting in January 2019, the Company added an additional 50% match for the next 2% of eligible compensation. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $323 and $9,617 as of February 1, 2020 and February 2, 2019, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was $16,556, $10,029, and $7,570 during fiscal 2019, 2018, and 2017, respectively.

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2019, 2018 and 2017, the Company match was 100% of the first 3% of salary. The liability for the Company match included in accrued liabilities in the consolidated balance sheets was $693 and $1,217 as of February 1, 2020 and February 2, 2019, respectively. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan included in other long-term liabilities in the consolidated balance sheets was $29,442 and $19,615 as of February 1, 2020 and February 2, 2019, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles included in deferred compensation plan assets was $27,849 and $20,511 as of February 1, 2020 and February 2, 2019, respectively. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2019, 2018, and 2017.

18.   Selected quarterly financial data (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations for each of the quarters in fiscal 2019 and fiscal 2018. The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31.

	Fiscal 2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,743,029	$1,666,607	$1,682,514	$2,305,918
Cost of sales	1,098,182	1,060,708	1,059,081	1,499,033
Gross profit	644,847	605,899	623,433	806,885

Selling, general and administrative expenses	403,133	392,843	449,198	515,542
Pre-opening expenses	4,174	5,038	6,455	3,587
Operating income	237,540	208,018	167,780	287,756
Interest income, net	(2,046)	(1,671)	(900)	(439)
Income before income taxes	239,586	209,689	168,680	288,195
Income tax expense	47,365	48,431	38,933	65,476
Net income	$192,221	$161,258	$129,747	$222,719

Net income per common share:
Basic	$3.28	$2.77	$2.25	$3.91
Diluted	$3.26	$2.76	$2.25	$3.89

	Fiscal 2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,543,667	$1,488,221	$1,560,011	$2,124,716
Cost of sales	982,954	952,760	987,733	1,383,857
Gross profit	560,713	535,461	572,278	740,859

Selling, general and administrative expenses	345,624	337,142	395,453	457,245
Pre-opening expenses	5,247	4,504	7,612	2,404
Operating income	209,842	193,815	169,213	281,210
Interest income, net	(1,325)	(1,143)	(1,318)	(1,275)
Income before income taxes	211,167	194,958	170,531	282,485
Income tax expense	46,771	46,635	39,365	67,811
Net income	$164,396	$148,323	$131,166	$214,674

Net income per common share:
Basic	$2.71	$2.47	$2.20	$3.64
Diluted	$2.70	$2.46	$2.18	$3.61

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

19.   Share repurchase program

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

On March 14, 2019, the Company announced that the Board of Directors authorized a new share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875,000 of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25,435 from the 2018 Share Repurchase Program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	Fiscal	Fiscal	Fiscal
(In thousands)	2019	2018	2017
Shares repurchased	2,321	2,464	1,504
Total cost of shares repurchased	$680,979	$616,194	$367,581

20.   Subsequent event

On March 10, 2020, the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $214,650 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

On March 11, 2020, the Company entered into Amendment No. 1 to the Loan Agreement, which amended the existing agreement. The amendment extends the maturity of the facility to March 11, 2025, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and receivables, contains a $50,000 sub-facility for letters of credit and allows the Company to increase the revolving facility by an additional $100,000.

On March 11, 2020, the World Health Organization declared the new strain of the coronavirus (COVID-19) a global pandemic. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government recommendations and for the health and safety of associates and guests, the Company announced on March 17, 2020 the decision to temporarily close all stores across the U.S. until at least March 31, 2020. However, all guests can continue to shop through the Ulta Beauty app or visit ulta.com. Due to the negative impact of COVID-19 on the financial results and the uncertainty related to its duration, the Company withdrew its guidance for fiscal 2020. On March 18, 2020, as a precautionary measure and to enhance financial flexibility, the Company drew down $800,000 under the credit facility. While the Company expects this uncertain matter to negatively impact the results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2019
Allowance for doubtful accounts	$651	$1,094	$(382)	(a)	$1,363
Inventory reserve	36,640	50,285	(39,984)		46,941
Fiscal 2018
Allowance for doubtful accounts	$1,371	$573	$(1,293)	(a)	$651
Inventory reserve	24,804	47,923	(36,087)		36,640
Fiscal 2017
Allowance for doubtful accounts	$2,079	$143	$(851)	(a)	$1,371
Inventory reserve	27,639	39,849	(42,684)		24,804
(a)	Represents write-off of uncollectible accounts

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 5, 2019		8-K	3.3	001-33764	6/10/2019
4	Description of Ulta Beauty, Inc.’s Securities	X
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3

Amendment No. 1 to Second Amended and Restated Agreement, dated March 11, 2020, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders

		X
10.4	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007
10.5	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8-K	10.1	001-33764	6/24/2013

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10-Q	10.1	001-33764	6/10/2014
10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.13	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.17	Restricted Stock Unit Award Agreement dated March 29, 2018, with Mary Dillon*		10-K	10.17	001-33764	4/3/2018
10.18	Amendment to Employment Letter Regarding Severance Entitlements, dated March 29, 2018, between Ulta Beauty, Inc. and Mary Dillon*		10-K	10.18	001-33764	4/3/2018
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
99

Proxy Statement for the 2020 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after February 1, 2020; except to the extent specifically incorporated by reference, the Proxy Statement for the 2020 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 27, 2020.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon	Chief Executive Officer and	March 27, 2020
Mary N. Dillon	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	March 27, 2020
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Sally E. Blount	Director	March 27, 2020
Sally E. Blount

/s/ Michelle L. Collins	Director	March 27, 2020
Michelle L. Collins

/s/ Robert F. DiRomualdo	Chairperson of the Board of Directors	March 27, 2020
Robert F. DiRomualdo

/s/ Catherine Halligan	Director	March 27, 2020
Catherine Halligan

/s/ Charles Heilbronn	Director	March 27, 2020
Charles Heilbronn

/s/ Patricia A. Little	Director	March 27, 2020
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 27, 2020
Michael R. MacDonald

/s/ George Mrkonic	Director	March 27, 2020
George Mrkonic

/s/ Lorna E. Nagler	Director	March 27, 2020
Lorna E. Nagler

/s/ Michael C. Smith	Director	March 27, 2020
Michael C. Smith