Form 10-Q
period 2020-05-02
Ulta Beauty, Inc.
filed 2020-05-28
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 22, 2020 was 56,311,711 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 2,	February 1,	May 4,
(In thousands, except per share data)	2020	2020	2019
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$1,043,540	$392,325	$326,831
Short-term investments	110,000	110,000	195,000
Receivables, net	88,691	139,337	110,046
Merchandise inventories, net	1,340,566	1,293,701	1,250,037
Prepaid expenses and other current assets	97,041	103,567	137,173
Prepaid income taxes	48,982	16,387	245
Total current assets	2,728,820	2,055,317	2,019,332

Property and equipment, net	1,148,341	1,205,524	1,205,919
Operating lease assets	1,583,490	1,537,565	1,479,132
Goodwill	10,870	10,870	10,870
Other intangible assets, net	3,159	3,391	4,085
Deferred compensation plan assets	25,388	27,849	23,910
Other long-term assets	30,483	23,356	23,105
Total assets	$5,530,551	$4,863,872	$4,766,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$466,043	$414,009	$407,345
Accrued liabilities	173,310	246,088	227,156
Deferred revenue	216,330	237,535	182,993
Current operating lease liabilities	240,496	239,629	211,432
Accrued income taxes	—	—	16,679
Total current liabilities	1,096,179	1,137,261	1,045,605

Non-current operating lease liabilities	1,748,245	1,698,718	1,654,401
Long-term debt	800,000	—	—
Deferred income taxes	95,276	89,367	90,384
Other long-term liabilities	36,892	36,432	34,395
Total liabilities	3,776,592	2,961,778	2,824,785

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 57,003, 57,285 and 59,262 shares issued; 56,312, 56,609 and 58,587 shares outstanding; at May 2, 2020 (unaudited), February 1, 2020, and May 4, 2019 (unaudited), respectively	570	573	593
Treasury stock-common, at cost	(37,450)	(34,448)	(34,091)
Additional paid-in capital	813,924	807,492	786,753
Retained earnings	976,990	1,128,477	1,188,313
Accumulated other comprehensive loss	(75)	—	—
Total stockholders’ equity	1,753,959	1,902,094	1,941,568
Total liabilities and stockholders’ equity	$5,530,551	$4,863,872	$4,766,353

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands, except per share data)	2020	2019
Net sales	$1,173,210	$1,743,029
Cost of sales	869,605	1,098,182
Gross profit	303,605	644,847

Selling, general and administrative expenses	380,912	403,133
Impairment charges	19,542	—
Pre-opening expenses	4,635	4,174
Operating income (loss)	(101,484)	237,540
Interest expense (income), net	1,272	(2,046)
Income (loss) before income taxes	(102,756)	239,586
Income tax expense (benefit)	(24,247)	47,365
Net income (loss)	$(78,509)	$192,221

Net income (loss) per common share:
Basic	$(1.39)	$3.28
Diluted	$(1.39)	$3.26

Weighted average common shares outstanding:
Basic	56,419	58,631
Diluted	56,419	58,993

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Net income (loss)	$(78,509)	$192,221
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	—
Comprehensive income (loss)	$(78,584)	$192,221

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Operating activities
Net income (loss)	$(78,509)	$192,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,626	71,810
Non-cash lease expense	70,863	75,231
Impairment charges	19,542	—
Deferred income taxes	5,909	6,520
Stock-based compensation expense	6,182	6,030
Loss on disposal of property and equipment	1,521	1,365
Change in operating assets and liabilities:
Receivables	50,646	8,654
Merchandise inventories	(46,865)	(35,708)
Prepaid expenses and other current assets	6,526	(24,317)
Income taxes	(32,595)	33,431
Accounts payable	46,965	3,329
Accrued liabilities	(63,927)	9,971
Deferred revenue	(21,205)	(16,061)
Operating lease liabilities	(68,976)	(67,635)
Other assets and liabilities	2,979	6,837
Net cash provided by (used in) operating activities	(24,318)	271,678

Investing activities
Purchases of short-term investments	—	(195,000)
Capital expenditures	(41,474)	(71,836)
Purchases of equity investments	(5,386)	(12,736)
Net cash used in investing activities	(46,860)	(279,572)

Financing activities
Proceeds from long-term debt	800,000	—
Repurchase of common shares	(72,981)	(107,399)
Stock options exercised	250	42,056
Purchase of treasury shares	(3,002)	(9,183)
Debt issuance costs	(1,799)	—
Net cash provided by (used in) financing activities	722,468	(74,526)

Effect of exchange rate changes on cash and cash equivalents	(75)	—
Net increase (decrease) in cash and cash equivalents	651,215	(82,420)
Cash and cash equivalents at beginning of period	392,325	409,251
Cash and cash equivalents at end of period	$1,043,540	$326,831

Supplemental information
Cash paid for interest	$1,688	$245
Income taxes paid, net of refunds	5,636	2,327
Non-cash capital expenditures	23,119	28,596

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$—	$1,820,218
Net income	—	—	—	—	—	192,221	—	192,221
Stock-based compensation	—	—	—	—	6,030	—	—	6,030
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	—	(2,375)
Stock options exercised and other awards	348	4	—	—	42,052	—	—	42,056
Purchase of treasury shares	—	—	(27)	(9,183)	—	—	—	(9,183)
Repurchase of common shares	(318)	(3)	—	—	—	(107,396)	—	(107,399)
Balance – May 4, 2019	59,262	$593	(675)	$(34,091)	$786,753	$1,188,313	$—	$1,941,568

Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net income (loss)	—	—	—	—	—	(78,509)	—	(78,509)
Stock-based compensation	—	—	—	—	6,182	—	—	6,182
Foreign currency translation adjustments	—	—	—	—	—	—	(75)	(75)
Stock options exercised and other awards	45	—	—	—	250	—	—	250
Purchase of treasury shares	—	—	(15)	(3,002)	—	—	—	(3,002)
Repurchase of common shares	(327)	(3)	—	—	—	(72,978)	—	(72,981)
Balance – May 2, 2020	57,003	$570	(691)	$(37,450)	$813,924	$976,990	$(75)	$1,753,959

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 2, 2020, the Company operated 1,264 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	22	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	10	New Hampshire	7
California	160	New Jersey	39
Colorado	26	New Mexico	7
Connecticut	17	New York	51
Delaware	3	North Carolina	34
Florida	86	North Dakota	3
Georgia	38	Ohio	43
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	17
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	26
Louisiana	19	Texas	115
Maine	3	Utah	14
Maryland	25	Vermont	1
Massachusetts	21	Virginia	29
Michigan	49	Washington	36
Minnesota	18	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	24	Wyoming	3
		Total	1,264

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

Our operating results for the 13 weeks ended May 2, 2020 may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the novel coronavirus (COVID-19) pandemic. As a result of the pandemic, the Company modified a number of its business practices, in part due to legislation, executive orders and guidance from government entities and healthcare authorities (including the temporary closing of businesses deemed “non-essential,” shelter in place orders, social distancing and quarantines). The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on our business, financial condition, profitability, cash flows and supply chain will depend on future developments, including, but not limited to, the duration of the temporary closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within U.S. and other affected countries, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, as the Company’s business is subject to seasonal fluctuation, with significant portions of the Company’s net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. As a result, the results for the 13 weeks ended May 2, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2021, or for any other future interim period or for any future year.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2020 and 2019 ended on May 2, 2020 and May 4, 2019, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Impairment of long-lived tangible assets

The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group identified is at the store level and includes both property and equipment and operating lease assets.

Fair values of the asset group are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term including our expectations of future projected cash flows including revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value. As a result of the COVID-19 pandemic, we experienced lower than projected revenues and identified indicators of impairment for certain stores. We performed undiscounted cash flow analyses over the long-lived assets associated with certain stores. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. We estimated fair values of these long-lived assets based on our discounted cash flows or market rent assessments. Our analysis indicated that the carrying values of our long-lived assets exceeded their respective fair values. As a result, we recognized an impairment charge of $19,542 for the 13 weeks ended May 2, 2020. The charge is recorded in impairment charges in the consolidated statements of operations. These impairment charges were primarily driven by lower than projected revenues and the effect of store closures as a result of the COVID-19 pandemic.

The determination of estimated market rent used in the fair value estimate of the Company’s operating lease assets included within the respective store asset group requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge.

The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses, and market conditions.

Recent accounting pronouncements not yet adopted

Taxes – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

Intangibles – Goodwill and Other-Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company adopted the new guidance prospectively as of February 2, 2020, and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.Revenue

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
(Percentage of net sales)	May 2, 2020	May 4, 2019
Cosmetics	49%	53%
Skincare, bath, and fragrance	24%	21%
Haircare products and styling tools	18%	17%
Services	4%	5%
Other (nail products, accessories, and other)	5%	4%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Beginning balance	$230,011	$193,585
Additions to contract liabilities (1)	41,636	71,790
Deductions to contract liabilities (2)	(64,994)	(91,454)
Ending balance	$206,653	$173,921
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $9,677 and $9,072 at May 2, 2020 and May 4, 2019, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at May 2, 2020, February 1, 2020, and May 4, 2019. No additional goodwill was recognized during the 13 weeks ended May 2, 2020. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other intangible assets with finite useful lives are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of May 2, 2020, which indicated that no impairment existed for goodwill or other intangible assets.

5.Leases

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

Lease cost

The majority of operating lease cost relates to retail stores and distribution and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses. Operating lease cost was $77,533 and $71,342 for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
(In thousands)	May 2, 2020	May 4, 2019
Cash paid for operating lease liabilities (1)	$87,434	$82,101
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	119,371	93,497
(1)	Excludes cash received for tenant incentives of $12,075 and $18,175 for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.

6.Commitments and contingencies

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

7.Debt

On March 11, 2020, the Company entered into Amendment No. 1 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the London

Interbank Offered Rate plus a margin of 1.125% to 1.250%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of May 2, 2020, the Company had $800,000 outstanding under the credit facility and the weighted average interest rate was 1.94%. As of February 1, 2020 and May 4, 2019, the Company had no borrowings outstanding under the credit facility. As of May 2, 2020, February 1, 2020, and May 4, 2019, the Company was in compliance with all terms and covenants of the Loan Agreement.

8.Fair value measurements

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. The carrying value of long-term debt also approximates its fair value.

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

As of May 2, 2020, February 1, 2020 and May 4, 2019, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $23,330, $29,442, and $25,648, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

9.Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The Company’s short-term investments were $110,000, $110,000, and $195,000 as of May 2, 2020, February 1, 2020, and May 4, 2019 consist, respectively.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $6,437, $3,936, and $9,977 as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company contributed capital of $5,386 and received distributions including $1,250 of investment tax credits during the 13 weeks ended May 2, 2020. The Company contributed capital of $12,736 and received distributions including $4,864 of investment tax credits during the 13 weeks ended May 4, 2019.

10.Stock-based compensation

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

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Volatility rate	43.0%	31.0%
Average risk-free interest rate	0.3%	2.3%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 248 and 97 stock options during the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. The stock-based compensation expense against operating income for stock options was $2,475 and $2,120 for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. The weighted-average grant date fair value of these stock options was $54.40 and $89.91 for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. At May 2, 2020, there was approximately $26,649 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 152 and 39 restricted stock units during the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. The stock-based compensation expense charged against operating income for restricted stock units was $4,187 and $2,821 for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. At May 2, 2020, there was approximately $42,550 of unrecognized stock-based compensation expense related to restricted stock units.

The Company issued 21 performance-based restricted stock units during the 13 weeks ended May 4, 2019. The Company did not issue any performance-based restricted stock units during the 13 weeks ended May 2, 2020. The stock-based compensation benefit included in operating income for performance-based restricted stock units was $480 for the 13 weeks ended May 2, 2020. The stock-based compensation expense charged against operating income for performance-based restricted stock units was and $1,711 for the 13 weeks ended May 4, 2019. At May 2, 2020, there was approximately $2,123 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

11.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax benefit of $24,247 for the 13 weeks ended May 2, 2020 represents an effective tax rate of 23.6%, compared to $47,365 of tax expense representing an effective tax rate of 19.8% for the 13 weeks ended May 4, 2019. The higher effective tax rate is due to a reduction of tax deductible stock option expense in first quarter of fiscal 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company is continuing to evaluate the impact the CARES act will have on the Company’s financials and required disclosures.

12.Net income (loss) per common share

The following is a reconciliation of net income (loss) and the number of shares of common stock used in the computation of net income (loss) per basic and diluted share:

	13 Weeks Ended
	May 2,	May 4,
(In thousands, except per share data)	2020	2019
Numerator:
Net income (loss)	$(78,509)	$192,221

Denominator:
Weighted-average common shares – Basic	56,419	58,631
Dilutive effect of stock options and non-vested stock	—	362
Weighted-average common shares – Diluted	56,419	58,993

Net income (loss) per common share:
Basic	$(1.39)	$3.28
Diluted	$(1.39)	$3.26

The denominator for diluted net income (loss) per common share for the 13 weeks ended May 2, 2020 and May 4, 2019 excludes 732 and 152 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

13.Share repurchase program

On March 15, 2018, the Company announced that the Board of Directors authorized a share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625,000 of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41,317 from the earlier share repurchase program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

On March 12, 2020, the Company announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $165,309 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, the Company announced that the share repurchase program has been suspended in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	13 Weeks Ended
(In thousands)	May 2, 2020	May 4, 2019
Shares repurchased	327	318
Total cost of shares repurchased	$72,981	$107,399

Note 14. Subsequent events

On May 7, 2020, the Company announced plans to reopen select stores that were temporarily closed amid the COVID-19 pandemic, as well as the implementation of its new curbside pickup service and increased safety measures and processes. As of May 28, 2020, the Company has 333 stores open for guests and 840 stores available for curbside pickup service. Store re-openings are being done on a phased timeline, taking a thoughtful, measured approach based on a variety of criteria, including state and local guidelines and the adoption of the Company’s new Shop Safe Standards related safety protocols.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	The uncertain negative impacts the coronavirus (COVID-19) has had, and will continue to have, on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending;
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;

●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2020, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic imperatives: 1) drive growth across beauty enthusiast consumer groups, 2) deepen Ulta Beauty love and loyalty, 3) deliver a one of a kind, world class beauty assortment, 4) lead the in-store and beauty services experience transformation, 5) reinvent beauty digital engagement, 6) deliver operational excellence and drive efficiencies, and 7) invest in talent that drives a winning culture. Over the long term, we believe that the expansion of the U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, positions us to capture additional market share in the industry.

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

COVID-19 Response

We have been and continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. We have taken decisive actions to protect the safety of our associates and guests and to manage the business through the fluid and challenging environment resulting from the COVID-19 pandemic.

In late 2019, COVID-19 was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to almost every other part of the world, including the U.S., and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government recommendations and for the health and safety of our associates and guests, on March 19, 2020 we temporarily closed all stores across the U.S., while continuing to support our essential e-commerce operations.

Our results of operations for the 13 weeks ended May 2, 2020 were significantly impacted by the effects of COVID-19. Prior to the impact of COVID-19, comparable sales performance was strong through mid-March 2020. However, the rapid spread of COVID-19 and ensuing government restrictions resulted in a significant reduction in customer traffic and demand. Comparable sales decreased 35.3% for the first quarter ended May 2, 2020, as a result of the COVID-19 pandemic, but the multi-year, strategic investments we have made to enhance our omnichannel and supply chain capabilities, combined with the ongoing commitment of our distribution associates, have enabled us to support increased e-commerce demand and guest engagement.

We have taken several actions as part of our response to the continued spread of COVID-19 to improve our financial flexibility, including drawing down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020. Effective April 19, 2020, we temporarily furloughed many of our store and salon associates. In addition, we have taken the following steps to preserve financial liquidity while our stores remain temporarily closed:

●	suspended new hires, and deferred merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	moderated the pace of investments to build international capabilities;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended our stock repurchase program.

To help support our associates through this crisis, we expanded the criteria for our Associate Relief Program to include those who need assistance due to a personal hardship as a result of COVID-19. The Ulta Beauty executive team and Board of Directors have each made personal donations to the program.

We also provided support for those who are working on the front lines. Since the crisis began, Ulta Beauty has donated 450,000 gloves and 110,000 essential beauty items to several national organizations serving local communities and healthcare workers. And, as a special thank you, all healthcare workers will be able to make appointments for a half-price haircut and styling in the first month their local Ulta Beauty store is re-opened.

On April 23, 2020 we launched curbside pickup in select stores. On May 11, 2020, we began to reopen select stores. As of May 28, 2020, 333 Ulta Beauty stores are open for guests and 840 stores offer curbside pickup. Store re-openings are being done on a phased timeline, taking a thoughtful, measured approach based on a variety of criteria, including state and local guidelines and the adoption of our new Shop Safe Standards related safety protocols.

Even after our stores are re-opened, the pandemic could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the duration of the closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration of the outbreak, and the public’s response to the outbreak and its eventual aftermath.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, our research also suggests that the cosmetics category in the overall U.S. market experienced mid-single digit declines through fiscal 2019 and into 2020. Beauty cycles are impacted by demographics and innovation. While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. In addition, COVID-19 and its various impacts have influenced consumer preferences due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings.  We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce merchandise sales are recognized based upon shipment of merchandise to the guest based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment. We provide refunds for merchandise returns within 60 days from the original purchase date. Due to store closures during the quarter, we are extending our return policy to September 1, 2020 for all items purchased after January 1, 2020. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year as a result of remodel activity. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales and salon services (including stores temporarily closed due to COVID-19), and e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Our cost of sales may be negatively impacted as we open new stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

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

Interest expense (income), net includes both interest income and expense. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2020 and 2019 ended on May 2, 2020 and May 4, 2019, respectively. Our operating results for the 13 weeks ended May 2, 2020 may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the COVID-19 pandemic. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	May 2,	May 4,
(Dollars in thousands)	2020	2019
Net sales	$1,173,210	$1,743,029
Cost of sales	869,605	1,098,182
Gross profit	303,605	644,847

Selling, general and administrative expenses	380,912	403,133
Impairment charges	19,542	—
Pre-opening expenses	4,635	4,174
Operating income (loss)	(101,484)	237,540
Interest expense (income), net	1,272	(2,046)
Income (loss) before income taxes	(102,756)	239,586
Income tax expense (benefit)	(24,247)	47,365
Net income (loss)	$(78,509)	$192,221

Other operating data:
Number of stores end of period	1,264	1,196
Comparable sales increase (decrease)	(35.3%)	7.0%

	13 Weeks Ended
	May 2,	May 4,
(Percentage of net sales)	2020	2019
Net sales	100.0%	100.0%
Cost of sales	74.1%	63.0%
Gross profit	25.9%	37.0%

Selling, general and administrative expenses	32.5%	23.1%
Impairment charges	1.7%	0.0%
Pre-opening expenses	0.4%	0.2%
Operating income (loss)	(8.7%)	13.6%
Interest expense (income), net	(0.1%)	0.1%
Income (loss) before income taxes	(8.8%)	13.7%
Income tax expense (benefit)	(2.1%)	2.7%
Net income (loss)	(6.7%)	11.0%

Comparison of 13 weeks ended May 2, 2020 to 13 weeks ended May 4, 2019

Net sales

Net sales decreased $569.8 million or 32.7%, to $1.2 billion for the 13 weeks ended May 2, 2020, compared to $1.7 billion for the 13 weeks ended May 4, 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including the temporary closing of our brick-and-mortar retail stores, shelter in place orders, social distancing and quarantines, partially offset by an increase of $2.3 million in other revenue. The total comparable sales decrease of 35.3% was driven by a 38.6% decrease in transactions, partially offset by a 3.3% increase in average ticket.

Gross profit

Gross profit decreased $341.2 million or 52.9%, to $303.6 million for the 13 weeks ended May 2, 2020, compared to $644.8 million for the 13 weeks ended May 4, 2019. Gross profit as a percentage of net sales decreased to 25.9% for the

13 weeks ended May 2, 2020, compared to 37.0% for the 13 weeks ended May 4, 2019. The decrease in gross profit margin was primarily due to deleverage of fixed store costs, pressure from channel mix shifts, and deleverage of salon expenses due to lower sales. These pressures were partially offset by lower promotional activity.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased $22.2 million or 5.5%, to $380.9 million for the 13 weeks ended May 2, 2020, compared to $403.1 million for the 13 weeks ended May 4, 2019. Lower store expenses and lower marketing expenses were partially offset by higher expenses related to investments made in fiscal 2019 to support growth initiatives. SG&A expenses as a percentage of net sales increased to 32.5% for the 13 weeks ended May 2, 2020, compared to 23.1% for the 13 weeks ended May 4, 2019. The increase was primarily due to deleverage related to lower sales resulting from the COVID-19 pandemic.

Impairment charges

We recognized $19.5 million of impairment primarily for tangible long-lived assets and operating lease assets associated with our retail stores during the 13 weeks ended May 2, 2020. The impairment charges were driven by lower than projected revenues in certain stores and were determined using entity-specific assumptions related to our anticipated use of store assets. In our review, we considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets.

Pre-opening expenses

Pre-opening expenses increased $0.4 million to $4.6 million for the 13 weeks ended May 2, 2020, compared to $4.2 million for the 13 weeks ended May 4, 2019. During the 13 weeks ended May 2, 2020, we opened 11 new stores and relocated one store, compared to the 13 weeks ended May 4, 2019, when we opened 22 new stores and remodeled one store.

Interest expense (income), net

Interest expense, net was $1.3 million for the 13 weeks ended May 2, 2020 compared to $2.0 million of interest income, net for the 13 weeks ended May 4, 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. As of May 2, 2020, the Company had $800.0 million outstanding under the credit facility. We did not have any outstanding borrowings on our credit facility as of May 4, 2019.

Income tax expense (benefit)

Income tax benefit of $24.2 million for the 13 weeks ended May 2, 2020 represents an effective tax rate of 23.6%, compared to $47.4 million of tax expense representing an effective tax rate of 19.8% for the 13 weeks ended May 4, 2019. The higher effective tax rate is due to a reduction of tax deductible stock option expense in the first quarter of fiscal 2020.

Net income (loss)

Net loss was $78.5 million for the 13 weeks ended May 2, 2020, compared to net income of $192.2 million for the 13 weeks ended May 4, 2019. The decrease in net income is primarily related to the $341.2 million decrease in gross profit and $19.5 million increase in impairment charges.

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

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of May 2, 2020, February 1, 2020, and May 4, 2019, we had cash and cash equivalents and short-term investments of $1.2 billion, $502.3 million, and $521.8 million, respectively. As part of our response to the continued spread of COVID-19 and to improve our financial flexibility, we drew down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020.  As mentioned above, to preserve financial liquidity while our stores remain temporarily closed, we have reduced our capital expenditure plans, temporarily furloughed certain store and salon associates, suspended our stock repurchase program, suspended new hires, and deferred merit increases for all corporate, store, and salon associates, reduced marketing, travel and controllable expenses, moderated the pace of investment to support international capabilities, and reduced planned new store openings, relocations and remodel projects.

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

The following table presents a summary of our cash flows for the periods indicated:

	13 Weeks Ended
	May 2,	May 4,
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$(24,318)	$271,678
Net cash used in investing activities	(46,860)	(279,572)
Net cash provided by (used in) financing activities	722,468	(74,526)
Effect of exchange rate changes on cash and cash equivalents	(75)	—
Net increase (decrease) in cash and cash equivalents	$651,215	$(82,420)

Operating activities

Operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the decrease in net income and the timing of accrued liabilities, partially offset by the timing of receivables and accounts payable. The decrease in net income was primarily due to a decrease in gross profit resulting from lower sales as a result of the COVID-19 pandemic and an increase in impairment charges.

Merchandise inventories, net were $1.34 billion at May 2, 2020, compared to $1.25 billion at May 4, 2019, representing an increase of $90.5 million or 7.2%. Average inventory per store increased 1.5% compared to prior year. The increase in inventory is primarily due to the following:

●	approximately $71 million due to the addition of 68 net new stores opened since May 4, 2019; and
●	approximately $21 million increase in total inventory was driven by the impact of the temporary closing of all of our brick-and-mortar stores for most of the quarter.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $41.5 million during the 13 weeks ended May 2, 2020, compared to $71.8 million during the 13 weeks ended May 4, 2019. As of May 2, 2020, we had $110.0 million of short-term investments, which consist of certificates of deposit with maturities of three to twelve months from the date of purchase.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments we undertake and the timing of these expenditures. In light of the pandemic, we have reduced our capital expenditure plan for fiscal 2020, and now anticipate capital expenditures will be between $200 and $210 million.

Financing activities

Financing activities consist principally of borrowings on our revolving credit facility, share repurchases, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock. As of May 2, 2020, we had $800.0 million outstanding under the credit facility, and we had no borrowings outstanding under our credit facility as of February 1, 2020 and May 4, 2019.

Share repurchase plan

On March 15, 2018, we announced that the Board of Directors authorized a share repurchase program (the 2018 Share Repurchase Program) pursuant to which the Company could repurchase up to $625.0 million of the Company’s common stock. The 2018 Share Repurchase Program authorization revoked the previously authorized but unused amount of $41.3 million from the earlier share repurchase program. The 2018 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

On March 12, 2020, we announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $165.3 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, we announced that the share repurchase program has been suspended in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	13 Weeks Ended
(Dollars in millions)	May 2, 2020	May 4, 2019
Shares repurchased	326,970	318,431
Total cost of shares repurchased	$73.0	$107.4

Credit facility

On March 11, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers

and Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender, PNC Bank, National Association, as Documentation Agent and a Lender, and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the London Interbank Offered Rate plus a margin of 1.125% to 1.250%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of May 2, 2020, we had $800.0 million outstanding under the credit facility and the weighted average interest rate was 1.94%. As of February 1, 2020 and May 4, 2019, we had no borrowings outstanding under the credit facility. As of May 2, 2020 we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of May 2, 2020, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. During the 13 weeks ended May 2, 2020, we increased our long-term debt by $800.0 million.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We had $800.0 million outstanding on the credit facility as of May 2, 2020. We did not have any outstanding borrowings on our credit facility as of May 4, 2019.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the 13 weeks ended May 2, 2020 by approximately $1.0 million.

Foreign currency exchange rate risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 2, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2020, which could materially affect our business, financial condition, financial results, or future performance. Other than the risks set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020.

The coronavirus (COVID-19) has had, and will continue to have a negative impact on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state and local governments have since implemented numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. In response to government recommendations and for the health and safety of our associates (i.e., employees) and guests, on March 19, 2020 we temporarily closed all stores across the U.S. As a result of this decision, we experienced a significant reduction in customer traffic and demand which resulted in our sales and results of operations being negatively impacted. While we have begun to reopen select stores, the cadence of re-opening the rest of our stores is uncertain. Even after our stores are re-opened, COVID-19 could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused an economic slowdown that is likely to continue, and it is possible that it could cause an extended global recession.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our suppliers’ liquidity, cost of capital and ability to access the capital markets.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on our business, financial condition, profitability, cash flows and supply chain will depend on future developments, including, but not limited to, the duration of the temporary closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within U.S. and other affected countries, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

Epidemics, pandemics like COVID-19, natural disasters, or other catastrophes or crises that have and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary closure of distribution and fast fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution and fast fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur (as it is with the COVID-19 pandemic), it has and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows or require us to incur increased costs.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
February 2, 2020 to February 29, 2020	73,813	$280.70	73,813	$193,931
March 1, 2020 to March 28, 2020	267,196	206.47	253,157	1,576,360
March 29, 2020 to May 2, 2020	441	214.28	–	1,576,360
13 weeks ended May 2, 2020	341,450	222.53	326,970	1,576,360
(1)	There were 326,970 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 2, 2020 and there were 14,480 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 14, 2019, we announced the 2019 Share Repurchase Program pursuant to which the Company could repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time. On March 12, 2020, we announced the 2020 share repurchase program pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $165.3 million from the 2019 Share Repurchase Program. As of May 2, 2020, $1,576.4 million remained available under the 2020 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 5, 2019		8-K	3.3	001-33764	6/10/2019
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 28, 2020 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary