Form 10-Q
period 2020-08-01
Ulta Beauty, Inc.
filed 2020-08-27
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 24, 2020 was 56,323,104 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 1,	February 1,	August 3,
(In thousands, except per share data)	2020	2020	2019
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$1,157,318	$392,325	$177,398
Short-term investments	—	110,000	150,000
Receivables, net	127,992	139,337	107,263
Merchandise inventories, net	1,368,543	1,293,701	1,315,999
Prepaid expenses and other current assets	102,713	103,567	131,171
Prepaid income taxes	42,622	16,387	38,769
Total current assets	2,799,188	2,055,317	1,920,600

Property and equipment, net	1,077,825	1,205,524	1,219,948
Operating lease assets	1,548,239	1,537,565	1,499,556
Goodwill	10,870	10,870	10,870
Other intangible assets, net	2,927	3,391	3,854
Deferred compensation plan assets	28,789	27,849	24,665
Other long-term assets	29,283	23,356	30,882
Total assets	$5,497,121	$4,863,872	$4,710,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$398,011	$414,009	$450,117
Accrued liabilities	201,754	246,088	224,202
Deferred revenue	216,545	237,535	182,354
Current operating lease liabilities	245,019	239,629	208,261
Total current liabilities	1,061,329	1,137,261	1,064,934

Non-current operating lease liabilities	1,718,549	1,698,718	1,683,743
Long-term debt	800,000	—	—
Deferred income taxes	94,272	89,367	86,598
Other long-term liabilities	52,178	36,432	35,649
Total liabilities	3,726,328	2,961,778	2,870,924

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 57,014, 57,285 and 58,485 shares issued; 56,323, 56,609 and 57,810 shares outstanding; at August 1, 2020 (unaudited), February 1, 2020, and August 3, 2019 (unaudited), respectively	570	573	585
Treasury stock-common, at cost	(37,513)	(34,448)	(34,180)
Additional paid-in capital	822,664	807,492	794,368
Retained earnings	985,042	1,128,477	1,078,678
Accumulated other comprehensive income	30	—	—
Total stockholders’ equity	1,770,793	1,902,094	1,839,451
Total liabilities and stockholders’ equity	$5,497,121	$4,863,872	$4,710,375

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales	$1,228,009	$1,666,607	$2,401,219	$3,409,636
Cost of sales	899,002	1,060,708	1,768,607	2,158,890
Gross profit	329,007	605,899	632,612	1,250,746

Selling, general and administrative expenses	271,587	392,843	652,499	795,976
Impairment charges, store closures and other costs	40,758	—	60,300	—
Pre-opening expenses	3,907	5,038	8,542	9,212
Operating income (loss)	12,755	208,018	(88,729)	445,558
Interest expense (income), net	2,617	(1,671)	3,889	(3,717)
Income (loss) before income taxes	10,138	209,689	(92,618)	449,275
Income tax expense (benefit)	2,086	48,431	(22,161)	95,796
Net income (loss)	$8,052	$161,258	$(70,457)	$353,479

Net income (loss) per common share:
Basic	$0.14	$2.77	$(1.25)	$6.05
Diluted	$0.14	$2.76	$(1.25)	$6.02

Weighted average common shares outstanding:
Basic	56,318	58,171	56,369	58,401
Diluted	56,497	58,446	56,369	58,718

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$8,052	$161,258	$(70,457)	$353,479
Other comprehensive income:
Foreign currency translation adjustments	105	—	30	—
Comprehensive income (loss)	$8,157	$161,258	$(70,427)	$353,479

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 1,	August 3,
(In thousands)	2020	2019
Operating activities
Net income (loss)	$(70,457)	$353,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,029	144,951
Non-cash lease expense	132,808	152,134
Impairment charges, store closures and other costs	59,997	—
Deferred income taxes	4,905	2,734
Stock-based compensation expense	14,595	12,766
Loss on disposal of property and equipment	2,273	3,215
Change in operating assets and liabilities:
Receivables	11,345	11,437
Merchandise inventories	(74,842)	(101,670)
Prepaid expenses and other current assets	854	(18,315)
Income taxes	(26,235)	(21,772)
Accounts payable	(18,486)	46,101
Accrued liabilities	(32,901)	(2,629)
Deferred revenue	(20,990)	(16,700)
Operating lease liabilities	(137,383)	(138,557)
Other assets and liabilities	16,477	20,162
Net cash provided by operating activities	15,989	447,336

Investing activities
Purchases of short-term investments	—	(245,000)
Proceeds from short-term investments	110,000	95,000
Capital expenditures	(77,090)	(151,213)
Acquisitions, net of cash acquired	(1,220)	—
Purchases of equity investments	(5,386)	(33,339)
Net cash provided by (used in) investing activities	26,304	(334,552)

Financing activities
Proceeds from long-term debt	800,000	—
Repurchase of common shares	(72,981)	(378,300)
Stock options exercised	577	42,935
Purchase of treasury shares	(3,065)	(9,272)
Debt issuance costs	(1,861)	—
Net cash provided by (used in) financing activities	722,670	(344,637)

Effect of exchange rate changes on cash and cash equivalents	30	—
Net increase (decrease) in cash and cash equivalents	764,993	(231,853)
Cash and cash equivalents at beginning of period	392,325	409,251
Cash and cash equivalents at end of period	$1,157,318	$177,398

Supplemental information
Cash paid for interest	$3,132	$—
Income taxes paid, net of refunds	2,287	97,024
Non-cash capital expenditures	19,176	43,269

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net loss	—	—	—	—	—	(78,509)	—	(78,509)
Stock-based compensation	—	—	—	—	6,182	—	—	6,182
Foreign currency translation adjustments	—	—	—	—	—	—	(75)	(75)
Stock options exercised and other awards	45	—	—	—	250	—	—	250
Purchase of treasury shares	—	—	(15)	(3,002)	—	—	—	(3,002)
Repurchase of common shares	(327)	(3)	—	—	—	(72,978)	—	(72,981)
Balance – May 2, 2020	57,003	$570	(691)	$(37,450)	$813,924	$976,990	$(75)	$1,753,959
Net income	—	—	—	—	—	8,052	—	8,052
Stock-based compensation	—	—	—	—	8,413	—	—	8,413
Foreign currency translation adjustments	—	—	—	—	—	—	105	105
Stock options exercised and other awards	11	—	—	—	327	—	—	327
Purchase of treasury shares	—	—	—	(63)	—	—	—	(63)
Balance – August 1, 2020	57,014	$570	(691)	$(37,513)	$822,664	$985,042	$30	$1,770,793

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of August 1, 2020, the Company operated 1,264 stores across 50 states, as shown in the table below.

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

The Company’s operating results for the 13 and 26 weeks ended August 1, 2020 may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the novel coronavirus (COVID-19) pandemic. As a result of the pandemic, the Company modified a number of its business practices, in part due to legislation, executive orders and guidance from government entities and healthcare authorities (including the temporary closing of businesses deemed “non-essential,” shelter in place orders, social distancing and quarantines). The COVID-19 pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, profitability, cash flows and supply chain, although the full extent is uncertain. As the pandemic continues to evolve, the extent of the impact on the Company’s business, financial condition, profitability, cash flows and supply chain will depend on future developments, including, but not limited to, the duration and extent of any temporary closing of certain of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending (including the recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, the Company’s business is subject to seasonal fluctuation, with significant portions of the Company’s net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. As a result, the results for the 13 and 26 weeks ended August 1, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2021, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2020 and 2019 ended on August 1, 2020 and August 3, 2019, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and operating lease assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact the Company’s results of operations. While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Inventory valuation

Merchandise inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates. During the 13 and 26 weeks ended August 1, 2020, the Company increased inventory reserves $16,523 and $17,745, respectively, to adjust for slow turning and discontinued makeup SKUs and permanently closed stores.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The most significant relief measures which the Company qualifies for are the employee retention credit, tax deferral, and technical corrections to tax depreciation.

The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. We believe there is a reasonable assurance that the Company will comply with the relevant conditions of the employee retention credit provision of the CARES Act, and that we will receive the credits for which we have applied. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on our business.

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 and through January 1, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the 13 and 26 weeks ended August 1, 2020, the Company recognized $48,181 related to the CARES Act ERC as a reduction of the associated costs within selling, general and administrative expenses on the Company’s consolidated statements of operations and within accounts receivable, net on the Company's consolidated balance sheets.

Additionally, the CARES Act contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of August 1, 2020, the Company has deferred $18,709 in social security tax payments, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded as a liability within other long-term liabilities on the Company’s consolidated balance sheets.

Technical corrections to tax depreciation. The CARES Act also includes a technical correction of tax depreciation methods for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. This provision of the CARES Act resulted in a cash tax refund of $4,600 relating to property and equipment, from filing an amended federal income tax return, as of August 1, 2020. Furthermore, the Company expects the changes to qualified impairment property depreciation to result in reductions to estimated income tax payments for fiscal 2020.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
(Percentage of net sales)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cosmetics	43%	47%	46%	50%
Skincare, bath, and fragrance	28%	22%	26%	21%
Haircare products and styling tools	21%	21%	20%	19%
Services	3%	6%	4%	6%
Other (nail products, accessories, and other)	5%	4%	4%	4%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Beginning balance	$206,653	$173,921	$230,011	$193,585
Additions to contract liabilities (1)	50,448	64,863	92,672	135,167
Deductions to contract liabilities (2)	(49,355)	(66,831)	(114,937)	(156,799)
Ending balance	$207,746	$171,953	$207,746	$171,953
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,799 and $10,401 at August 1, 2020 and August 3, 2019, respectively.

4.Impairment charges, store closures and other costs

Impairment of long-lived tangible assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group identified is at the store level and includes both property and equipment and operating lease assets.

Significant estimates are used in determining future cash flows of each store over its remaining lease term including our expectations of future projected cash flows including revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value.

The Company evaluates long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain stores. The Company performed undiscounted cash flow analyses over the long-lived assets associated with those stores. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. Management’s forecast of future cash flows is based on the income approach. The fair value of individual operating lease assets is determined using estimated market rent assessments.

The Company’s analysis indicated that the carrying values of certain long-lived assets exceeded their respective fair values. As a result, the Company recognized an impairment charge of $20,886 and $40,428 for the 13 and 26 weeks ended August 1, 2020, respectively. Additional impairments were recorded in the second quarter as a result of continued business disruption and certain macroeconomic factors associated with the COVID-19 pandemic. These charges are recorded in impairment charges, store closures and other costs in the consolidated statements of operations. These impairment charges were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic.

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

Store closures and other costs. During the second quarter of fiscal 2020, the Company announced that after evaluating its store portfolio, it would permanently close 19 stores in the third quarter of fiscal 2020. Accordingly, for the 13 and 26 weeks ended August 1, 2020, the Company recognized $19,569 of long-lived asset and right-of-use asset impairment charges and $303 in related severance charges in impairment charges, store closures and other costs in the consolidated statements of operations. The impairment charges reduced the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. There were no related asset impairment charges for the 13 or 26 weeks ended August 3, 2019.

The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses, and market conditions.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at August 1, 2020, February 1, 2020, and August 3, 2019. No additional goodwill was recognized during the 13 and 26 weeks ended August 1, 2020. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other intangible assets with finite useful lives are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of August 1, 2020, which indicated that no impairment existed for goodwill or other intangible assets.

6.Leases

The Company leases retail stores, distribution and fast fulfillment centers, corporate offices, and certain equipment under non-cancellable operating leases with various expiration dates through 2033. Leases generally have an initial lease term of 10 years and include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

All retail store, distribution and fast fulfillment center, and corporate office leases are classified as operating leases. The Company does not have any finance leases.

Lease cost

The majority of operating lease cost relates to retail stores and distribution and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses. Operating lease cost was $75,699 and $71,579 for the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. Operating lease cost was $153,232 and $142,921 for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019
Cash paid for operating lease liabilities (1)	$175,881	$165,882
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	162,603	190,824
(1)	Excludes cash received for tenant incentives of $18,149 and $36,445 for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively.

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

8.Debt

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

As of August 1, 2020, the Company had $800,000 outstanding under the credit facility and the weighted average interest rate was 1.59% for the 26 weeks ended August 1, 2020. As of February 1, 2020 and August 3, 2019, the Company had no borrowings outstanding under the credit facility. As of August 1, 2020, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of August 1, 2020, February 1, 2020, and August 3, 2019, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $27,283, $29,442, and $26,848, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The Company did not have short-term investments as of August 1, 2020. The Company’s short-term investments were $110,000 and $150,000 as of February 1, 2020, and August 3, 2019, respectively.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting.  The balance of these investments was $5,110, $3,936, and $17,449 as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company contributed capital of $5,386 and received distributions including $1,291 of investment tax credits during the 26 weeks ended August 1, 2020. The Company contributed capital of $33,339 and received distributions including $17,370 of investment tax credits during the 26 weeks ended August 3, 2019.

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

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
Volatility rate	43.0%	31.0%
Average risk-free interest rate	0.3%	2.3%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 248 and 97 stock options during the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. The stock-based compensation expense for stock options was $2,872 and $2,199 for the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. The stock-based compensation expense for stock options was $5,347 and $4,319 for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. The weighted-average grant date fair value of these stock options was $54.40 and $89.91 for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. At August 1, 2020, there was approximately $23,696 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 158 and 47 restricted stock units during the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. The stock-based compensation expense for restricted stock units was $5,161 and $3,422 for the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. The stock-based compensation expense for restricted stock units was $9,348 and $6,243 for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. At August 1, 2020, there was approximately $38,743 of unrecognized stock-based compensation expense related to restricted stock units.

The Company did not issue any performance-based restricted stock units during the 26 weeks ended August 1, 2020. The Company issued 21 performance-based restricted stock units during the 26 weeks ended August 3, 2019. The stock-based compensation expense for performance-based restricted stock units was $380 and $1,390 for the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. The stock-based compensation benefit for performance-based restricted stock units was $100 for the 26 weeks ended August 1, 2020. The stock-based compensation expense for performance-based restricted stock units was $3,101 for the 26 weeks ended August 3, 2019. At August 1, 2020, there was approximately $1,019 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $2,086 for the 13 weeks ended August 1, 2020 represents an effective tax rate of 20.6%, compared to $48,431 of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended August 3, 2019. The lower effective tax rate is primarily due to a decrease in operating income.

Income tax benefit of $22,161 for the 26 weeks ended August 1, 2020 represents an effective tax rate of 23.9%, compared to $95,796 of tax expense representing an effective tax rate of 21.3% for the 26 weeks ended August 3, 2019. The higher effective tax rate is due to a reduction of tax-deductible stock option expense in the first 26 weeks of fiscal 2020.

13.Net income (loss) per common share

The following is a reconciliation of net income (loss) and the number of shares of common stock used in the computation of net income (loss) per basic and diluted share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$8,052	$161,258	$(70,457)	$353,479

Denominator:
Weighted-average common shares – Basic	56,318	58,171	56,369	58,401
Dilutive effect of stock options and non-vested stock	179	275	—	317
Weighted-average common shares – Diluted	56,497	58,446	56,369	58,718

Net income (loss) per common share:
Basic	$0.14	$2.77	$(1.25)	$6.05
Diluted	$0.14	$2.76	$(1.25)	$6.02

The denominator for diluted net income per common share for the 13 weeks ended August 1, 2020 and August 3, 2019 excludes 553 and 101 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income (loss) per common share for the 26 weeks ended August 1, 2020 and August 3, 2019 excludes 711 and 164 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of the Company’s common stock repurchase activity is presented in the following table:

	26 Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019
Shares repurchased	327	1,110
Total cost of shares repurchased	$72,981	$378,301

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	the negative impacts the coronavirus (COVID-19) has had, and will continue to have, on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic;
●	a decline in operating results that has and may continue to lead to asset impairment and store closures charges;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;

●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2020, as such were amended and supplemented in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, and which may be further amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing omnichannel capabilities. Long term operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

COVID-19 Response

We have been and continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. We have taken decisive actions to protect the safety of our associates and guests and to manage the business through the fluid and challenging environment resulting from the COVID-19 pandemic.

In late 2019, COVID-19 was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to almost every other part of the world, including the U.S., and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations.

In response to government recommendations and for the health and safety of our associates and guests, on March 19, 2020 we temporarily closed all stores across the U.S., while continuing to support our essential e-commerce operations. Effective April 19, 2020, we temporarily furloughed many of our store and salon associates. Throughout the second quarter, stores were reopened on a phased timeline, by taking a thoughtful, measured approach based on a variety of criteria, including state and local guidelines and the adoption of our new Shop Safe Standards related safety protocols. As of July 20, 2020, we completed our phased reopening process. As of August 1, 2020, salon services are available in about 88% of stores, and brow services are offered in about 85% of stores. Reflecting operational limitations related to COVID-19 and the partial resumption of services, the Company has reactivated approximately 17,000 furloughed associates.

Our results of operations for the 13 and 26 weeks ended August 1, 2020, were significantly impacted by the effects of COVID-19. Comparable sales decreased 26.7% and 31.1% for the 13 and 26 weeks ended August 1, 2020, respectively, as a result of the COVID-19 pandemic, but the multi-year, strategic investments we have made to enhance our omnichannel and supply chain capabilities, combined with the ongoing commitment of our distribution associates, have enabled us to support increased e-commerce demand and guest engagement. In addition to decreases in net revenue, our overall profitability also decreased as compared to the prior year. These developments have further required us to recognize certain long-lived asset impairment charges and store closure charges. Further, in connection with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we recognized payroll subsidies as a reduction of selling, general and administrative expenses in the consolidated statement of operations.

As we navigate these unprecedented circumstances, we continue to focus on our financial flexibility, including drawing down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020. In addition, since the onset of the COVID-19 pandemic, we have taken the following steps to preserve financial liquidity:

●	limited new hires and delayed merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	moderated the pace of investments to build international capabilities;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended our stock repurchase program.

To help support our associates through this crisis, we expanded the criteria for our Associate Relief Program to include those who need assistance due to a personal hardship as a result of COVID-19. The Ulta Beauty executive team and Board of Directors have each made personal donations to the program.

We also provided support for those who are working on the front lines. Since the crisis began, Ulta Beauty has donated 450,000 gloves and 141,000 essential beauty items to several national organizations serving local communities and healthcare workers. And, as a special thank you, all healthcare workers will be able to make appointments for a half-price haircut and styling in the first month their local Ulta Beauty store is re-opened.

While sales are expected to be challenged as events continue to change, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the potential temporary reclosing of certain of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration of the outbreak, and the public’s response to the outbreak and its eventual aftermath.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, our research also suggests that the cosmetics category in the overall U.S. market experienced mid-single digit declines through fiscal 2019 and into 2020. Beauty cycles are impacted by demographics and innovation. While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. In addition, COVID-19 and its various impacts have influenced consumer behavior due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce merchandise sales are recognized based upon shipment of merchandise to the guest based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment. We provide refunds for merchandise returns within 60 days from the original purchase date; however, due to store closures during the quarter, we extended our return policy to 180 days. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales and salon services (including stores temporarily closed due to COVID-19), and e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Impairment charges, store closures and other costs include long-lived fixed asset and operating lease asset impairment charges and other costs associated with store closings, including severance.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2020 and 2019 ended on August 1, 2020 and August 3, 2019, respectively. Our operating results for the 13 and 26 weeks ended August 1, 2020 may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the COVID-19 pandemic. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(Dollars in thousands)	2020	2019	2020	2019
Net sales	$1,228,009	$1,666,607	$2,401,219	$3,409,636
Cost of sales	899,002	1,060,708	1,768,607	2,158,890
Gross profit	329,007	605,899	632,612	1,250,746

Selling, general and administrative expenses	271,587	392,843	652,499	795,976
Impairment charges, store closures and other costs	40,758	—	60,300	—
Pre-opening expenses	3,907	5,038	8,542	9,212
Operating income (loss)	12,755	208,018	(88,729)	445,558
Interest expense (income), net	2,617	(1,671)	3,889	(3,717)
Income (loss) before income taxes	10,138	209,689	(92,618)	449,275
Income tax expense (benefit)	2,086	48,431	(22,161)	95,796
Net income (loss)	$8,052	$161,258	$(70,457)	$353,479

Other operating data:
Number of stores end of period	1,264	1,213	1,264	1,213
Comparable sales increase (decrease)	(26.7%)	6.2%	(31.1%)	6.6%

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(Percentage of net sales)	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2%	63.6%	73.7%	63.3%
Gross profit	26.8%	36.4%	26.3%	36.7%

Selling, general and administrative expenses	22.1%	23.6%	27.2%	23.3%
Impairment charges, store closures and other costs	3.3%	0.0%	2.5%	0.0%
Pre-opening expenses	0.3%	0.3%	0.3%	0.3%
Operating income (loss)	1.1%	12.5%	(3.7%)	13.1%
Interest expense (income), net	(0.2%)	0.1%	(0.1%)	0.1%
Income (loss) before income taxes	0.9%	12.6%	(3.8%)	13.2%
Income tax expense (benefit)	0.2%	2.9%	(0.9%)	2.8%
Net income (loss)	0.7%	9.7%	(2.9%)	10.4%

Comparison of 13 weeks ended August 1, 2020 to 13 weeks ended August 3, 2019

Net sales

Net sales decreased $438.6 million or 26.3%, to $1.2 billion for the 13 weeks ended August 1, 2020, compared to $1.7 billion for the 13 weeks ended August 3, 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including the temporary closing of our brick-and-mortar retail stores, shelter in place orders, social distancing and quarantines, and a decrease of $4.3 million in other revenue. Total comparable sales for the 13 weeks ended August 1, 2020, decreased 26.7% compared to an increase of 6.2% for the 13 weeks ended August 3, 2020. During the 13 weeks ended August 1, 2020, transactions declined 36.2% and average ticket increased 14.9%.

Gross profit

Gross profit decreased $276.9 million or 45.7%, to $329.0 million for the 13 weeks ended August 1, 2020, compared to $605.9 million for the 13 weeks ended August 3, 2019. Gross profit as a percentage of net sales decreased to 26.8% for the 13 weeks ended August 1, 2020, compared to 36.4% for the 13 weeks ended August 3, 2019. The decrease in gross profit margin was primarily due to deleverage of fixed costs due to lower sales, channel mix shifts, deleverage of salon expenses due to lower sales, and an increase in inventory reserves. These pressures were partially offset by lower promotional activity.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased $121.3 million or 30.9%, to $271.6 million for the 13 weeks ended August 1, 2020, compared to $392.8 million for the 13 weeks ended August 3, 2019. SG&A expenses as a percentage of net sales decreased to 22.1% for the 13 weeks ended August 1, 2020, compared to 23.6% for the 13 weeks ended August 3, 2019. The decrease was primarily due to leverage related to lower store payroll and benefits, including the employee retention credits made available under the CARES Act, and lower marketing expense, partially offset by increased expenses related to strategic growth investments made in 2019 and deleverage of store expenses due to lower sales resulting from the impact of COVID-19.

Impairment charges, store closures and other costs

We recognized $20.9 million of impairment primarily for tangible long-lived assets and operating lease assets associated with our retail stores during the 13 weeks ended August 1, 2020. The impairment charges were driven by lower than projected revenues in certain stores and were determined using entity-specific assumptions related to our anticipated use of store assets. In our review, we considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets.

Additionally, for the 13 weeks ended August 1, 2020, we recognized $19.6 million of long-lived asset impairment charges and $0.3 million in related severance charges related to the permanent closure of 19 stores. There were no related asset impairment charges for the 13 weeks ended August 3, 2019.

Pre-opening expenses

Pre-opening expenses decreased $1.1 million to $3.9 million for the 13 weeks ended August 1, 2020, compared to $5.0 million for the 13 weeks ended August 3, 2019. New store activity was temporarily paused during the quarter due to COVID-19. As a result, during the 13 weeks ended August 1, 2020, we had no new store openings, compared to the 13 weeks ended August 3, 2019, when we opened 20 new stores, remodeled eight stores, and relocated four stores.

Interest expense (income), net

Interest expense, net was $2.6 million for the 13 weeks ended August 1, 2020 compared to $1.7 million of interest income for the 13 weeks ended August 3, 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. As of August 1, 2020, we had $800.0 million outstanding under the credit facility. We did not have any outstanding borrowings on our credit facility as of August 3, 2019.

Income tax expense (benefit)

Income tax expense of $2.1 million for the 13 weeks ended August 1, 2020 represents an effective tax rate of 20.6%, compared to $48.4 million of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended August 3, 2019. The lower effective tax rate is primarily due to a decrease in operating income.

Net income

Net income was $8.1 million for the 13 weeks ended August 1, 2020, compared to $161.3 million for the 13 weeks ended August 3, 2019. The decrease in net income is primarily due to the $276.9 million decrease in gross profit partially offset by a decrease in SG&A expenses of $121.3 million and $46.3 million decrease in income taxes. These decreases were partially offset by a $40.8 million increase in impairment charges, store closures and other costs.

Comparison of 26 weeks ended August 1, 2020 to 26 weeks ended August 3, 2019

Net sales

Net sales decreased $1.0 billion or 29.6%, to $2.4 billion for the 26 weeks ended August 1, 2020, compared to $3.4 billion for the 26 weeks ended August 3, 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including the temporary closing of our brick-and-mortar retail stores, shelter in place orders, social distancing and quarantines, and a decrease of $2.0 million in other revenue. Total comparable sales decreased 31.1%. During the 26 weeks ended August 1, 2020, transactions declined 37.4% and average ticket increased 10.1%.

Gross profit

Gross profit decreased $618.1 million or 49.4%, to $632.6 million for the 26 weeks ended August 1, 2020, compared to $1.3 billion for the 26 weeks ended August 3, 2019. Gross profit as a percentage of net sales decreased to 26.3% for the 26 weeks ended August 1, 2020, compared to 36.7% for the 26 weeks ended August 3, 2019. The decrease in gross profit margin was primarily due to deleverage of fixed costs due to lower sales, channel mix shifts, deleverage of salon expenses due to lower sales, and an increase in inventory reserves. These pressures were partially offset by lower promotional activity.

Selling, general and administrative expenses

SG&A expenses decreased $143.5 million or 18.0%, to $652.5 million for the 26 weeks ended August 1, 2020, compared to $796.0 million for the 26 weeks ended August 3, 2019. SG&A expenses as a percentage of net sales increased to 27.2% for the 26 weeks ended August 1, 2020, compared to 23.3% for the 26 weeks ended August 3, 2019. The increase was primarily due to deleverage in store expenses due to lower sales resulting from the impact of COVID-19 and increased expenses related to strategic growth investments made in 2019, partially offset by leverage related to the store payroll and benefits, including the employee retention credits made available under the CARES Act.

Impairment charges, store closures and other costs

We recognized $40.4 million of impairment primarily for tangible long-lived assets and operating lease assets associated with our retail stores during the 26 weeks ended August 1, 2020. The impairment charges were driven by lower than projected revenues in certain stores and were determined using entity-specific assumptions related to our anticipated use of store assets. In our review, we considered multiple factors including, but not limited to: forecasted scenarios related to store performance and likelihood that these scenarios would be ultimately realized; the historical performance of the stores before the temporary store closures in response to the COVID-19 pandemic; and the remaining useful lives of the assets.

Additionally, for the 26 weeks ended August 1, 2020, we recognized $19.6 million of long-lived asset impairment charges and $0.3 million in related severance charges related to the permanent closure of 19 stores. There were no related asset impairment charges for the 26 weeks ended August 3, 2019.

Pre-opening expenses

Pre-opening expenses decreased $0.7 million to $8.5 million for the 26 weeks ended August 1, 2020, compared to $9.2 million for the 26 weeks ended August 3, 2019. New store activity was temporarily paused during the second quarter. As a result, during the 26 weeks ended August 1, 2020, we opened 11 new stores and relocated one store, compared to the 26 weeks ended August 3, 2019, when we opened 42 new stores, remodeled nine stores, and relocated four stores.

Interest expense (income), net

Interest expense, net was $3.9 million for the 26 weeks ended August 1, 2020 compared to $3.7 million of interest income, net for the 26 weeks ended August 3, 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. As of August 1, 2020, we had $800.0 million outstanding under the credit facility. We did not have any outstanding borrowings on our credit facility as of August 3, 2019.

Income tax expense (benefit)

Income tax benefit of $22.2 million for the 26 weeks ended August 1, 2020 represents an effective tax rate of 23.9%, compared to $95.8 million of tax expense representing an effective tax rate of 21.3% for the 26 weeks ended August 3, 2019. The higher effective tax rate is primarily due to a reduction of tax-deductible stock option expense in the first 26 weeks of fiscal 2020.

Net income (loss)

Net loss was $70.5 million for the 26 weeks ended August 1, 2020, compared to net income of $353.5 million for the 26 weeks ended August 3, 2019. The decrease in net income is primarily due to the $618.1 million decrease in gross profit partially offset by a $143.5 million decrease in SG&A expenses and $118.0 million decrease to income taxes. These decreases were partially offset by a $60.3 million increase in impairment charges, store closures and other costs.

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

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of August 1, 2020, February 1, 2020, and August 3, 2019, we had cash and cash equivalents of $1.2 billion, $502.3 million, and $327.4 million, respectively.

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

The following table presents a summary of our cash flows for the periods indicated:

	26 Weeks Ended
	August 1,	August 3,
(In thousands)	2020	2019
Net cash provided by operating activities	$15,989	$447,336
Net cash provided by (used in) investing activities	26,304	(334,552)
Net cash provided by (used in) financing activities	722,670	(344,637)
Effect of exchange rate changes on cash and cash equivalents	30	—
Net increase (decrease) in cash and cash equivalents	$764,993	$(231,853)

Operating activities

Operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, impairment charges, store closures and other costs, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the decrease in net income and the timing of accounts payable, partially offset by increase in disposals of property and equipment and impairment charges, store closures and other costs. The decrease in net income was primarily due to a decrease in gross profit resulting from lower sales as a result of the COVID-19 pandemic and an increase in impairment charges, partially offset by a decrease in SG&A expenses and income taxes.

Merchandise inventories, net were $1.4 billion at August 1, 2020, compared to $1.3 billion at August 3, 2019, representing an increase of $52.5 million or 4.0%. The increase in inventory is primarily due to the addition of 51 net new stores opened since August 3, 2019. Average inventory per store was down slightly compared to prior year.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $77.1 million during the 26 weeks ended August 1, 2020, compared to $151.2 million during the 26 weeks ended August 3, 2019. During the 26 weeks ended August 1, 2020, we contributed $5.4 million to equity method investments.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments we undertake and the timing of these expenditures. In light of the pandemic, we have reduced our capital expenditure plan for fiscal 2020, and now anticipate capital expenditures will be between $180 million and $200 million.

Financing activities

Financing activities consist principally of borrowings on our revolving credit facility, share repurchases, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock. As of August 1, 2020, we had $800.0 million outstanding under the credit facility, and we had no borrowings outstanding under our credit facility as of February 1, 2020 and August 3, 2019.

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

A summary of the Company’s common stock repurchase activity is presented in the following table:

	26 Weeks Ended
(Dollars in millions)	August 1, 2020	August 3, 2019
Shares repurchased	326,970	1,110,034
Total cost of shares repurchased	$73.0	$378.3

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

As of August 1, 2020, we had $800.0 million outstanding under the credit facility and the weighted average interest rate was 1.59%. As of February 1, 2020 and August 3, 2019, we had no borrowings outstanding under the credit facility. As of August 1, 2020, we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of August 1, 2020, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. During the 26 weeks ended August 1, 2020, we increased our long-term debt by $800.0 million.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We had $800.0 million outstanding on the credit facility as of August 1, 2020. We did not have any outstanding borrowings on our credit facility as of August 3, 2019.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the 26 weeks ended August 1, 2020 by approximately $3.0 million.

Foreign currency exchange rate risk

We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are no denominated in their local currencies. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 1, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 7 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2020, as such were amended and supplemented in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020 other than as such were previously supplemented and amended in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
May 3, 2020 to May 30, 2020	–	$–	–	$1,576,360
May 31, 2020 to June 27, 2020	125	252.08	–	1,576,360
June 28, 2020 to August 1, 2020	156	203.59	–	1,576,360
13 weeks ended August 1, 2020	281	225.16	–	1,576,360

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 1, 2020 and there were 281 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 12, 2020, we announced the 2020 Share Repurchase Program pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $165.3 million from the 2019 Share Repurchase Program. As of August 1, 2020, $1.58 billion remained available under the $1.6 billion 2020 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 3, 2020		8-K	3.2	001-33764	6/8/2020
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 27, 2020 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary