Form 10-Q
period 2020-10-31
Ulta Beauty, Inc.
filed 2020-12-03
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2020 was 56,338,639 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	October 31,	February 1,	November 2,
(In thousands, except per share data)	2020	2020	2019
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$560,902	$392,325	$208,843
Short-term investments	—	110,000	—
Receivables, net	136,271	139,337	112,888
Merchandise inventories, net	1,439,098	1,293,701	1,616,920
Prepaid expenses and other current assets	99,810	103,567	118,343
Prepaid income taxes	8,928	16,387	40,474
Total current assets	2,245,009	2,055,317	2,097,468

Property and equipment, net	1,042,262	1,205,524	1,233,412
Operating lease assets	1,510,030	1,537,565	1,529,524
Goodwill	10,870	10,870	10,870
Other intangible assets, net	2,696	3,391	3,622
Deferred compensation plan assets	30,141	27,849	26,269
Other long-term assets	29,986	23,356	27,683
Total assets	$4,870,994	$4,863,872	$4,928,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$478,501	$414,009	$594,993
Accrued liabilities	268,310	246,088	249,112
Deferred revenue	224,862	237,535	190,188
Current operating lease liabilities	252,171	239,629	222,627
Accrued income taxes	6,499	—	—
Total current liabilities	1,230,343	1,137,261	1,256,920

Non-current operating lease liabilities	1,661,750	1,698,718	1,706,806
Deferred income taxes	89,112	89,367	83,856
Other long-term liabilities	35,352	36,432	34,110
Total liabilities	3,016,557	2,961,778	3,081,692

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 57,024, 57,285 and 57,959 shares issued; 56,332, 56,609 and 57,283 shares outstanding; at October 31, 2020 (unaudited), February 1, 2020, and November 2, 2019 (unaudited), respectively	570	573	580
Treasury stock-common, at cost	(37,704)	(34,448)	(34,272)
Additional paid-in capital	831,817	807,492	800,986
Retained earnings	1,059,840	1,128,477	1,079,862
Accumulated other comprehensive income (loss)	(86)	—	—
Total stockholders’ equity	1,854,437	1,902,094	1,847,156
Total liabilities and stockholders’ equity	$4,870,994	$4,863,872	$4,928,848

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales	$1,552,033	$1,682,514	$3,953,252	$5,092,150
Cost of sales	1,006,514	1,059,081	2,775,121	3,217,971
Gross profit	545,519	623,433	1,178,131	1,874,179

Selling, general and administrative expenses	416,378	449,198	1,068,877	1,245,174
Impairment, restructuring and other costs	23,624	—	83,924	—
Pre-opening expenses	4,240	6,455	12,782	15,667
Operating income	101,277	167,780	12,548	613,338
Interest expense (income), net	1,383	(900)	5,272	(4,617)
Income before income taxes	99,894	168,680	7,276	617,955
Income tax expense	25,096	38,933	2,935	134,729
Net income	$74,798	$129,747	$4,341	$483,226

Net income per common share:
Basic	$1.33	$2.25	$0.08	$8.31
Diluted	$1.32	$2.25	$0.08	$8.27

Weighted average common shares outstanding:
Basic	56,327	57,568	56,355	58,123
Diluted	56,546	57,763	56,524	58,396

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands)	2020	2019	2020	2019
Net income	$74,798	$129,747	$4,341	$483,226
Other comprehensive income (loss):
Foreign currency translation adjustments	(116)	—	(86)	—
Comprehensive income	$74,682	$129,747	$4,255	$483,226

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 31,	November 2,
(In thousands)	2020	2019
Operating activities
Net income	$4,341	$483,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,386	219,207
Non-cash lease expense	196,354	219,220
Long-lived asset impairment charge	69,932	—
Deferred income taxes	(255)	(8)
Stock-based compensation expense	22,979	19,108
Loss on disposal of property and equipment	5,219	4,821
Change in operating assets and liabilities:
Receivables	3,066	5,812
Merchandise inventories	(145,397)	(402,591)
Prepaid expenses and other current assets	3,007	(5,487)
Income taxes	13,958	(23,477)
Accounts payable	62,337	190,977
Accrued liabilities	24,582	23,109
Deferred revenue	(12,673)	(8,866)
Operating lease liabilities	(212,665)	(198,181)
Other assets and liabilities	(2,126)	30,636
Net cash provided by operating activities	259,045	557,506

Investing activities
Purchases of short-term investments	—	(245,000)
Proceeds from short-term investments	110,000	245,000
Capital expenditures	(116,745)	(241,136)
Acquisitions, net of cash acquired	(1,220)	—
Purchases of equity investments	(5,665)	(43,757)
Net cash used in investing activities	(13,630)	(284,893)

Financing activities
Proceeds from long-term debt	800,000	—
Payments on long-term debt	(800,000)	—
Repurchase of common shares	(72,981)	(506,868)
Stock options exercised	1,346	43,211
Purchase of treasury shares	(3,256)	(9,364)
Debt issuance costs	(1,861)	—
Net cash used in financing activities	(76,752)	(473,021)

Effect of exchange rate changes on cash and cash equivalents	(86)	—
Net increase (decrease) in cash and cash equivalents	168,577	(200,408)
Cash and cash equivalents at beginning of period	392,325	409,251
Cash and cash equivalents at end of period	$560,902	$208,843

Supplemental information
Cash paid for interest	$701	$—
Income taxes paid, net of refunds	8,100	126,719
Non-cash capital expenditures	27,916	44,271

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net loss	—	—	—	—	—	(78,509)	—	(78,509)
Stock-based compensation	—	—	—	—	6,182	—	—	6,182
Foreign currency translation adjustments	—	—	—	—	—	—	(75)	(75)
Stock options exercised and other awards	45	—	—	—	250	—	—	250
Purchase of treasury shares	—	—	(15)	(3,002)	—	—	—	(3,002)
Repurchase of common shares	(327)	(3)	—	—	—	(72,978)	—	(72,981)
Balance – May 2, 2020	57,003	$570	(691)	$(37,450)	$813,924	$976,990	$(75)	$1,753,959
Net income	—	—	—	—	—	8,052	—	8,052
Stock-based compensation	—	—	—	—	8,413	—	—	8,413
Foreign currency translation adjustments	—	—	—	—	—	—	105	105
Stock options exercised and other awards	11	—	—	—	327	—	—	327
Purchase of treasury shares	—	—	—	(63)	—	—	—	(63)
Balance – August 1, 2020	57,014	$570	(691)	$(37,513)	$822,664	$985,042	$30	$1,770,793
Net income	—	—	—	—	—	74,798	—	74,798
Stock-based compensation	—	—	—	—	8,384	—	—	8,384
Foreign currency translation adjustments	—	—	—	—	—	—	(116)	(116)
Stock options exercised and other awards	10	—	—	—	769	—	—	769
Purchase of treasury shares	—	—	(1)	(191)	—	—	—	(191)
Balance – October 31, 2020	57,024	$570	(692)	$(37,704)	$831,817	$1,059,840	$(86)	$1,854,437

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of October 31, 2020, the Company operated 1,262 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	22	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	10	New Hampshire	7
California	156	New Jersey	41
Colorado	26	New Mexico	7
Connecticut	17	New York	49
Delaware	3	North Carolina	34
Florida	86	North Dakota	3
Georgia	38	Ohio	43
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	17
Illinois	55	Pennsylvania	44
Indiana	24	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	27
Louisiana	18	Texas	117
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	21	Virginia	30
Michigan	48	Washington	34
Minnesota	18	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,262

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

The novel coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, profitability, cash flows, and supply chain, although the full extent is uncertain. See Note 3, “Impact of the COVID-19 pandemic,” for additional details. In addition, the Company’s business is subject to seasonal fluctuation, with significant portions of the Company’s net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. As a result, the results for the 13 and 39 weeks ended October 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2021, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2020 and 2019 ended on October 31, 2020 and November 2, 2019, respectively.

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

3.Impact of the COVID-19 pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to federal, state, and local government restrictions and recommendations and for the health and safety of our associates and guests, the Company temporarily closed all stores effective March 19, 2020. Effective April 19, 2020, the Company temporarily furloughed many store and salon associates and introduced curbside pickup, and on May 11, 2020, the Company started a phased store reopening process. By July 20, 2020, the full fleet of Ulta Beauty stores was operational. By October 31, 2020, salon and brow services had resumed in almost all stores. Reflecting operational limitations related to COVID-19 and the partial resumption of services, the Company has reactivated more than half of the furloughed associates.

Results of operations for the 13 and 39 weeks ended October 31, 2020 were significantly impacted by the effects of COVID-19, and the pandemic is expected to continue to have a negative impact on the Company’s business, financial condition, profitability, cash flows, and supply chain, although the full extent is uncertain. As COVID-19 continues to evolve and resurgences occur, the extent of the impact on the Company’s business, financial condition, profitability, cash flows, and supply chain will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration and spread of the virus, the duration, timing and severity of the impact on consumer spending, how quickly and to what extent normal economic and operating conditions can resume, and the public’s response to resurgences of the virus and its eventual aftermath, all of which are highly uncertain and cannot be predicted.

The multi-year, strategic investments the Company has made to enhance omnichannel and supply chain capabilities, combined with the ongoing commitment of the Company’s distribution associates, have enabled the Company to support increased e-commerce demand and guest engagement.

The Company has taken the following steps to preserve financial liquidity through these unprecedented circumstances:

●	the drawdown of $800,000 on March 18, 2020 under the Company’s revolving credit facility, which was repaid in full on September 2, 2020;
●	limited new hires and delayed merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended the Company’s stock repurchase program, which may be resumed in the fourth quarter of fiscal 2020.

The Company evaluates long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain stores, which resulted in the recording of certain long-lived asset impairment and restructuring charges. See Note 5, “Impairment, restructuring and other costs,” for additional details.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The most significant relief measures which the Company qualifies for are the employee retention credit, payroll tax deferral, and technical corrections to tax depreciation.

The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company believes there is a reasonable assurance that it will comply with the relevant conditions of the employee retention credit provision of the CARES Act and that it will receive the credit. The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 and through January 1, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the 13 and 39 weeks ended October 31, 2020, the Company recognized $2,402 and $50,583, respectively, related to the ERC as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of operations and within accounts receivable, net on the consolidated balance sheets.

Additionally, the CARES Act contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of October 31, 2020, the Company has deferred $34,060 in social security tax payments, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded as a liability within accrued liabilities on the Company’s consolidated balance sheets.

Technical corrections to tax depreciation. The CARES Act also includes a technical correction of tax depreciation methods for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. This provision of the CARES Act resulted in a cash tax refund of $4,600 relating to property and equipment, from filing an amended federal income tax return, as of October 31, 2020. Furthermore, the Company expects the changes to qualified impairment property depreciation to result in reductions to estimated income tax payments for fiscal 2020.

4.Revenue

The Company’s net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
(Percentage of net sales)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cosmetics	45%	51%	46%	50%
Skincare, bath, and fragrance	26%	21%	26%	21%
Haircare products and styling tools	21%	18%	20%	19%
Services	4%	6%	4%	6%
Other (nail products, accessories, and other)	4%	4%	4%	4%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, the Company recognizes breakage on gift cards proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Beginning balance	$207,746	$171,953	$230,011	$193,585
Additions to contract liabilities (1)	40,932	66,167	128,402	145,728
Deductions to contract liabilities (2)	(39,032)	(62,816)	(148,767)	(164,009)
Ending balance	$209,646	$175,304	$209,646	$175,304
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $15,216 and $14,884 at October 31, 2020 and November 2, 2019, respectively.

5.Impairment, restructuring and other costs

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

The Company evaluates long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company performs an undiscounted cash flow analysis over the long-lived assets. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. Management’s forecast of future cash flows is based on the income approach. The fair value of individual operating lease assets is determined using estimated market rent assessments.

As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain stores. The Company’s analysis indicated that the carrying values of certain long-lived assets exceeded their respective fair values. As a result, the Company recognized an impairment charge of $40,428 for the 26 weeks ended August 1, 2020. There were no asset impairment charges recognized during the 13 weeks ended October 31, 2020. These charges are recorded in impairment, restructuring and other costs in the consolidated statements of operations. These impairment charges were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic.

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

Restructuring and other costs

The following table provides a summary of the restructuring and other charges included in impairment, restructuring and other costs in the consolidated statements of operations:

	13 Weeks Ended	39 Weeks Ended
	October 31,	October 31,
(In thousands)	2020	2020
Store Closures
Long-lived asset impairment charges (1)	$—	$19,569
Lease termination costs	1,844	1,844
Severance (2)	186	489
Suspension of Canadian expansion
Long-lived asset impairment charges (1)	$9,935	$9,935
Lease termination costs	5,317	5,317
Severance (2)	634	634
Other Severance (2)	$5,708	$5,708
Total	$23,624	$43,496
(1)	The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company’s expectations for future operations and projected cash flows, including revenues, operating expenses, and market conditions.

(2)	As of October 31, 2020, the Company's restructuring accrual recorded in accrued liabilities on the consolidated balance sheets was $6,202 and is primarily for severance.

Store closures. During the second quarter of fiscal 2020, the Company announced that after evaluating its store portfolio, it would permanently close 19 stores in the third quarter of fiscal 2020. Accordingly, for the 13 and 39 weeks ended October 31, 2020, the Company recognized restructuring charges related to store closures of $2,030 and $21,902, respectively. There were no related restructuring charges for the 13 and 39 weeks ended November 2, 2019. The impairment charges reduced the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent.

Suspension of Canadian expansion. In 2019, the Company announced plans to expand internationally with an initial launch into Canada. The Company continues to believe international markets provide a long-term growth opportunity for the Company. However, given the current operating environment, in September 2020 the Company decided to prioritize growth of its U.S. operations at this time and suspended its planned expansion to Canada. Investments to support the expansion into Canada have largely been limited to early-stage infrastructure buildout and lease obligations for a small number of stores. In conjunction with this decision, the Company expects to incur pre-tax costs in the range of $30,000 to $40,000, the majority of which will be recognized in fiscal 2020. During the 13 and 39 weeks ended October 31, 2020, the Company recognized restructuring charges related to suspension of the Canada expansion of $15,886. The remaining estimated charges primarily relate to lease termination costs. There were no related restructuring charges for the 13 and 39 weeks ended November 2, 2019.

Other severance. As part of the efforts to optimize its cost structure, the Company eliminated the salon manager and prestige manager roles and created a new, single service manager. During the 13 and 39 weeks ended October 31, 2020, the Company recognized severance charges of $5,708. There were no related severance charges for the 13 and 39 weeks ended November 2, 2019.

6.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10,870 at October 31, 2020, February 1, 2020, and November 2, 2019. No additional goodwill was recognized during the 13 and 39 weeks ended October 31, 2020. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other intangible assets with finite useful lives are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of October 31, 2020, which indicated that no impairment existed for goodwill or other intangible assets.

7.Leases

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

Lease cost

The majority of operating lease cost relates to retail stores and distribution and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses. Operating lease cost was $75,649 and $72,467 for the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. Operating lease cost was $228,881 and $215,388 for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019
Cash paid for operating lease liabilities (1)	$263,893	$251,468
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	188,240	287,645
(1)	Excludes cash received for tenant incentives of $22,789 and $57,160 for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively.

8.Commitments and contingencies

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

9.Debt

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

As of October 31, 2020, February 1, 2020, and November 2, 2019, the Company had no borrowings outstanding under the credit facility and the weighted average interest rate was 1.56% for the 39 weeks ended October 31, 2020. As of October 31, 2020, the Company was in compliance with all terms and covenants of the Loan Agreement.

10.Fair value measurements

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

As of October 31, 2020, February 1, 2020, and November 2, 2019, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $29,240, $29,442, and $27,417, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

11. Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. The Company did not have short-term investments as of October 31, 2020 and November 2, 2019. The Company’s short-term investments were $110,000 as of February 1, 2020.

The Company’s investments in renewable energy projects are accounted for under the equity method of accounting.  The balance of these investments was $3,642, $3,936, and $11,000 as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company contributed capital of $5,665 and received distributions including $1,690 of investment tax credits during the 39 weeks ended October 31, 2020. The Company contributed capital of $43,757 and received distributions including $31,554 of investment tax credits during the 39 weeks ended November 2, 2019.

12.Stock-based compensation

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

	39 Weeks Ended
	October 31,	November 2,
	2020	2019
Volatility rate	43.0%	31.0%
Average risk-free interest rate	0.3%	2.3%
Average expected life (in years)	3.4	3.5
Dividend yield	None	None

The Company granted 248 and 97 stock options during the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. The stock-based compensation expense for stock options was $2,900 and $2,204 for the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. The stock-based compensation expense for stock options was $8,247 and $6,523 for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. The weighted-average grant date fair value of these stock options was $54.40 and $89.91 for the 39 weeks ended October 31, 2020 and

November 2, 2019, respectively. At October 31, 2020, there was approximately $20,691 of unrecognized stock-based compensation expense related to unvested stock options.

The Company issued 161 and 52 restricted stock units during the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. The stock-based compensation expense for restricted stock units was $5,098 and $3,429 for the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. The stock-based compensation expense for restricted stock units was $14,446 and $9,672 for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. At October 31, 2020, there was approximately $34,048 of unrecognized stock-based compensation expense related to restricted stock units.

The Company did not issue any performance-based restricted stock units during the 39 weeks ended October 31, 2020. The Company issued 21 performance-based restricted stock units during the 39 weeks ended November 2, 2019. The stock-based compensation expense for performance-based restricted stock units was $386 for the 13 weeks ended October 31, 2020. The stock-based compensation benefit for performance-based restricted stock units was $122 for the 13 weeks ended November 2, 2019. The stock-based compensation expense for performance-based restricted stock units was $286 and $2,979 for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. At October 31, 2020, there was approximately $613 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

13.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $25,096 for the 13 weeks ended October 31, 2020 represents an effective tax rate of 25.1%, compared to $38,933 of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended November 2, 2019. The higher effective tax rate is primarily due to less investment tax credits received.

Income tax expense of $2,935 for the 39 weeks ended October 31, 2020 represents an effective tax rate of 40.3%, compared to $134,729 of tax expense representing an effective tax rate of 21.8% for the 39 weeks ended November 2, 2019. The higher effective tax rate is primarily due to a near break-even pre-tax operating income in fiscal 2020, less investment tax credits received, and tax expense from the income tax accounting for share-based compensation compared to a tax benefit in fiscal 2019.

14.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$74,798	$129,747	$4,341	$483,226

Denominator:
Weighted-average common shares – Basic	56,327	57,568	56,355	58,123
Dilutive effect of stock options and non-vested stock	219	195	169	273
Weighted-average common shares – Diluted	56,546	57,763	56,524	58,396

Net income per common share:
Basic	$1.33	$2.25	$0.08	$8.31
Diluted	$1.32	$2.25	$0.08	$8.27

The denominator for diluted net income per common share for the 13 weeks ended October 31, 2020 and November 2, 2019 excludes 246 and 219 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended October 31, 2020 and November 2, 2019 excludes 562 and 217 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

15.Share repurchase program

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

On March 12, 2020, the Company announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $165,309 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, the Company announced that the share repurchase program had been suspended in order to strengthen its liquidity and preserve cash in the early stages of the COVID-19 pandemic. The Company may resume the 2020 Share Repurchase Program in the fourth quarter of fiscal 2020.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	39 Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019
Shares repurchased	327	1,639
Total cost of shares repurchased	$72,981	$506,868

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

●	the negative impacts the coronavirus (COVID-19) has had, and will continue to have, on our business, financial condition, profitability, cash flows, and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic;
●	a decline in operating results that has and may continue to lead to asset impairment and store closures charges;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our newly opened and to be opened distribution centers may not be adequate to support our recent growth and expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2020, as such were amended and supplemented in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, and which may be further amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

In response to government recommendations and for the health and safety of our associates and guests, on March 19, 2020 we temporarily closed all stores across the U.S., while continuing to support our essential e-commerce operations. Effective April 19, 2020, we temporarily furloughed many of our store and salon associates and introduced curbside pickup. Throughout the second quarter, stores were reopened on a phased timeline, by taking a thoughtful, measured approach based on a variety of criteria, including state and local guidelines and the adoption of our new Shop Safe Standards related safety protocols. As of July 20, 2020, we completed our phased reopening process. By October 31, 2020, salon and brow services had resumed in almost all stores. Reflecting operational limitations related to COVID-19 and the partial resumption of services, the Company has reactivated more than half of the furloughed associates.

Our results of operations for the 13 and 39 weeks ended October 31, 2020, were significantly impacted by the effects of COVID-19. Comparable sales decreased 8.9% and 23.8% for the 13 and 39 weeks ended October 31, 2020, respectively, as a result of the COVID-19 pandemic, but the multi-year, strategic investments we have made to enhance our omnichannel and supply chain capabilities, combined with the ongoing commitment of our distribution associates, have enabled us to support increased e-commerce demand and guest engagement. In addition to decreases in net revenue, our overall profitability also decreased as compared to the prior year. These developments have further required us to recognize certain long-lived asset impairment charges and restructuring charges. Further, in connection with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we recognized payroll subsidies as a reduction of selling, general and administrative expenses in the consolidated statement of operations.

As we navigate these unprecedented circumstances, we continue to focus on our financial flexibility, including drawing down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020, which was repaid in full on September 2, 2020. In addition, since the onset of the COVID-19 pandemic, we have taken the following steps to preserve financial liquidity:

●	limited new hires and delayed merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended our stock repurchase program, which may be resumed in the fourth quarter of fiscal 2020.

To help support our associates through this crisis, we expanded the criteria for our Associate Relief Program to include those who need assistance due to a personal hardship as a result of COVID-19. The Ulta Beauty executive team and Board of Directors have each made personal donations to the program.

While sales are expected to be challenged as events continue to change, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the potential temporary reclosing of certain of our stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration and spread of the virus, the duration, timing and severity of the impact on consumer spending, how quickly and to what extent normal economic and operating conditions can resume, and the public’s response to resurgences of the virus and its eventual aftermath.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, our research also suggests that the cosmetics category in the overall U.S. market experienced mid-single digit declines through fiscal 2019 and into 2020. Beauty cycles are impacted by demographics and innovation. While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. In addition, COVID-19 and its various impacts have changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce merchandise sales are recognized based upon shipment of merchandise to the guest based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment. We provide refunds for merchandise returns within 60 days from the original purchase date; however, due to store closures during the first half of fiscal 2020, we extended our return policy to 180 days. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label credit card and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-

month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales and salon services (including stores temporarily closed due to COVID-19), and e-commerce. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Impairment, restructuring and other costs include long-lived asset impairment charges, restructuring costs associated with store closings, costs associated with the suspension of our Canadian expansion, and employee related severance costs.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2020 and 2019 ended on October 31, 2020 and November 2, 2019, respectively. Our operating results for the 13 and 39 weeks ended October 31, 2020 may not be indicative of the results that may be expected for the fiscal year ending January 30, 2021 because of the COVID-19 pandemic. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(Dollars in thousands)	2020	2019	2020	2019
Net sales	$1,552,033	$1,682,514	$3,953,252	$5,092,150
Cost of sales	1,006,514	1,059,081	2,775,121	3,217,971
Gross profit	545,519	623,433	1,178,131	1,874,179

Selling, general and administrative expenses	416,378	449,198	1,068,877	1,245,174
Impairment, restructuring and other costs	23,624	—	83,924	—
Pre-opening expenses	4,240	6,455	12,782	15,667
Operating income	101,277	167,780	12,548	613,338
Interest expense (income), net	1,383	(900)	5,272	(4,617)
Income before income taxes	99,894	168,680	7,276	617,955
Income tax expense	25,096	38,933	2,935	134,729
Net income	$74,798	$129,747	$4,341	$483,226

Other operating data:
Number of stores end of period	1,262	1,241	1,262	1,241
Comparable sales increase (decrease)	(8.9%)	3.2%	(23.8%)	5.4%

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(Percentage of net sales)	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9%	62.9%	70.2%	63.2%
Gross profit	35.1%	37.1%	29.8%	36.8%

Selling, general and administrative expenses	26.8%	26.7%	27.1%	24.5%
Impairment, restructuring and other costs	1.5%	0.0%	2.1%	0.0%
Pre-opening expenses	0.3%	0.4%	0.3%	0.3%
Operating income	6.5%	10.0%	0.3%	12.0%
Interest expense (income), net	0.1%	(0.1%)	0.1%	(0.1%)
Income before income taxes	6.4%	10.1%	0.2%	12.1%
Income tax expense	1.6%	2.3%	0.1%	2.6%
Net income	4.8%	7.7%	0.1%	9.5%

Comparison of 13 weeks ended October 31, 2020 to 13 weeks ended November 2, 2019

Net sales

Net sales decreased $130.5 million or 7.8%, to $1.6 billion for the 13 weeks ended October 31, 2020, compared to $1.7 billion for the 13 weeks ended November 2, 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including social distancing, reduction of operating hours, limitations on in-store capacity and in some cases, mandated store closures and a decrease of $2.5 million in other revenue. Total comparable sales for the 13 weeks ended October 31, 2020, decreased 8.9% compared to an increase of 3.2% for the 13 weeks ended November 2, 2019. During the 13 weeks ended October 31, 2020, transactions declined 15.4% and average ticket increased 7.6%.

Gross profit

Gross profit decreased $77.9 million or 12.5%, to $545.5 million for the 13 weeks ended October 31, 2020, compared to $623.4 million for the 13 weeks ended November 2, 2019. Gross profit as a percentage of net sales decreased to 35.1% for the 13 weeks ended October 31, 2020, compared to 37.1% for the 13 weeks ended November 2, 2019. The decrease in gross profit margin was primarily due to deleverage of fixed costs due to lower sales and channel mix shifts. These pressures were partially offset by higher merchandise margins primarily due to lower promotional activity.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased $32.8 million or 7.3%, to $416.4 million for the 13 weeks ended October 31, 2020, compared to $449.2 million for the 13 weeks ended November 2, 2019. Lower store payroll and benefits, store expenses, and marketing expenses were partially offset by higher corporate overhead expense and personal protective equipment (PPE) and COVID-related expenses. SG&A expenses as a percentage of net sales increased to 26.8% for the 13 weeks ended October 31, 2020, compared to 26.7% for the 13 weeks ended November 2, 2019, due to lower sales resulting from the impact of COVID-19.

Impairment, restructuring and other costs

Impairment, restructuring and other costs were $23.6 million for the 13 weeks ended October 31, 2020, which consisted of $15.9 million related to the suspension of our planned expansion to Canada. We expect to incur pre-tax costs in the range of $30,000 to $40,000 as a result of the suspension, the majority of which will be recognized in fiscal 2020. The remaining estimated charges primarily relate to lease termination costs. During the 13 weeks ended October 31, 2020, impairment, restructuring and other costs also included $5.7 million of severance charges and $2.0 million of lease terminations costs related to the previously announced permanent closure of 19 stores. There was no impairment, restructuring and other costs for the 13 weeks ended November 2, 2019.

Pre-opening expenses

Pre-opening expenses decreased $2.2 million to $4.2 million for the 13 weeks ended October 31, 2020, compared to $6.5 million for the 13 weeks ended November 2, 2019. During the 13 weeks ended October 31, 2020, we opened 17 new stores and relocated two stores, compared to the 13 weeks ended November 2, 2019, when we opened 31 new stores, remodeled three stores, and relocated two stores.

Interest expense (income), net

Interest expense, net was $1.4 million for the 13 weeks ended October 31, 2020 compared to $0.9 million of interest income for the 13 weeks ended November 2, 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of October 31, 2020 and November 2, 2019.

Income tax expense

Income tax expense of $25.1 million for the 13 weeks ended October 31, 2020 represents an effective tax rate of 25.1%, compared to $38.9 million of tax expense representing an effective tax rate of 23.1% for the 13 weeks ended November 2, 2019. The higher effective tax rate is primarily due to less investment tax credits received.

Net income

Net income was $74.8 million for the 13 weeks ended October 31, 2020, compared to $129.7 million for the 13 weeks ended November 2, 2019. The decrease in net income is primarily due to the $77.9 million decrease in gross profit partially offset by a decrease in SG&A expenses of $32.8 million and $13.8 million decrease in income taxes. These decreases were partially offset by a $23.6 million increase in impairment, restructuring and other costs.

Comparison of 39 weeks ended October 31, 2020 to 39 weeks ended November 2, 2019

Net sales

Net sales decreased $1.1 billion or 22.4%, to $4.0 billion for the 39 weeks ended October 31, 2020, compared to $5.1 billion for the 39 weeks ended November 2, 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including the temporary closing of our brick-and-mortar retail stores, shelter in place orders, social distancing and quarantines, and a decrease of $4.5 million in other revenue. Total comparable sales for the 39 weeks ended October 31, 2020, decreased 23.8% compared to an increase of 5.4% for the 39 weeks ended November 2, 2019. During the 39 weeks ended October 31, 2020, transactions declined 30.1% and average ticket increased 9.0%.

Gross profit

Gross profit decreased $696.0 million or 37.1%, to $1.2 billion for the 39 weeks ended October 31, 2020, compared to $1.9 billion for the 39 weeks ended November 2, 2019. Gross profit as a percentage of net sales decreased to 29.8% for the 39 weeks ended October 31, 2020, compared to 36.8% for the 39 weeks ended November 2, 2019. The decrease in gross profit margin was primarily due to deleverage of fixed costs due to lower sales, channel mix shifts, and deleverage of salon expenses due to lower sales. These pressures were partially offset by lower promotional activity.

Selling, general and administrative expenses

SG&A expenses decreased $176.3 million or 14.2%, to $1.1 billion for the 39 weeks ended October 31, 2020, compared to $1.2 billion for the 39 weeks ended November 2, 2019. SG&A expenses as a percentage of net sales increased to 27.1% for the 39 weeks ended October 31, 2020, compared to 24.5% for the 39 weeks ended November 2, 2019. The increase was primarily due to higher expenses related to strategic growth investments made in 2019, PPE and COVID-related expenses, and the deleverage of store expenses due to lower sales resulting from the impact of COVID-19, partially offset by leverage related to the store payroll and benefits, including the employee retention credits made available under the CARES Act.

Impairment, restructuring and other costs

Impairment, restructuring and other costs were $83.9 million for the 39 weeks ended October 31, 2020, which consisted of $40.4 million due to the impairment of tangible long-lived assets and operating lease assets associated with certain retail stores, $21.9 million related to the permanent closure of 19 stores, and $5.7 million of severance charges. During the 39 weeks ended October 31, 2020, impairment, restructuring and other costs also included $15.9 million related to the suspension of our planned expansion to Canada. We expect to incur pre-tax costs in the range of $30,000 to $40,000 as a result of the suspension, the majority of which will be recognized in fiscal 2020. The remaining estimated charges primarily relate to lease termination costs. There was no impairment, restructuring and other costs for the 39 weeks ended November 2, 2019.

Pre-opening expenses

Pre-opening expenses decreased $2.9 million to $12.8 million for the 39 weeks ended October 31, 2020, compared to $15.7 million for the 39 weeks ended November 2, 2019. During the 39 weeks ended October 31, 2020, we opened 28 new stores and relocated three stores, compared to the 39 weeks ended November 2, 2019, when we opened 73 new stores, remodeled 12 stores, and relocated six stores.

Interest expense (income), net

Interest expense, net was $5.3 million for the 39 weeks ended October 31, 2020 compared to $4.6 million of interest income, net for the 39 weeks ended November 2, 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of October 31, 2020 and November 2, 2019.

Income tax expense

Income tax expense of $2.9 million for the 39 weeks ended October 31, 2020 represents an effective tax rate of 40.3%, compared to $134.7 million of tax expense representing an effective tax rate of 21.8% for the 39 weeks ended November 2, 2019. The higher effective tax rate is primarily due to a near break-even pre-tax operating income in fiscal 2020, less investment tax credits received, and tax expense from the income tax accounting for share-based compensation compared to a tax benefit in fiscal 2019.

Net income

Net income was $4.3 million for the 39 weeks ended October 31, 2020, compared to $483.2 million for the 39 weeks ended November 2, 2019. The decrease in net income is primarily due to the $696.0 million decrease in gross profit partially offset by a $176.3 million decrease in SG&A expenses and $131.8 million decrease to income taxes. These decreases were partially offset by an $83.9 million increase in impairment, restructuring and other costs.

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

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of October 31, 2020, February 1, 2020, and November 2, 2019, we had cash and cash equivalents and short-term investments of $560.9 million, $502.3 million, and $208.8 million, respectively. As part of our response to the continued spread of COVID-19 and to improve our financial flexibility, we drew down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020. On September 2, 2020, we repaid the $800 million of borrowing that was outstanding under the facility.

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

The following table presents a summary of our cash flows for the periods indicated:

	39 Weeks Ended
	October 31,	November 2,
(In thousands)	2020	2019
Net cash provided by operating activities	$259,045	$557,506
Net cash used in investing activities	(13,630)	(284,893)
Net cash used in financing activities	(76,752)	(473,021)
Effect of exchange rate changes on cash and cash equivalents	(86)	—
Net increase (decrease) in cash and cash equivalents	$168,577	$(200,408)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charge, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the decrease in net income, merchandise inventories, and the timing of accounts payable. The decrease in net income was primarily due to a decrease in gross profit resulting from lower sales as a result of the COVID-19 pandemic and an increase in impairment, restructuring and other costs, partially offset by a decrease in SG&A expenses and income taxes.

Merchandise inventories, net were $1.4 billion at October 31, 2020, compared to $1.6 billion at November 2, 2019, representing a decrease of $177.8 million or 11.0%. The decrease in total inventory was primarily driven by the decline in sales due to COVID-19 and lower holiday receipts, partially offset by an increase due to 21 net new stores opened since November 2, 2019 and the opening of our Jacksonville, FL fast fulfillment center. Average inventory per store was down 12.5% compared to prior year.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $116.7 million during the 39 weeks ended October 31, 2020, compared to $241.1 million during the 39 weeks ended November 2, 2019. During the 39 weeks ended October 31, 2020, we contributed $5.7 million to equity method investments.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments we undertake and the timing of these expenditures. In light of the pandemic, we reduced our capital expenditure plan for fiscal 2020, and anticipate capital expenditures will be between $150 million and $160 million.

Financing activities

Financing activities consist principally of borrowings on our revolving credit facility, share repurchases, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock. As of October 31, 2020, February 1, 2020, and November 2, 2019, we had no borrowings outstanding under our credit facility.

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

On March 12, 2020, we announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $165.3 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, we announced that the share repurchase program had been suspended in order to strengthen our liquidity and preserve cash in the early stages of the COVID-19 pandemic. While no shares were repurchased in the third quarter, the Company may resume its stock repurchase program in the fourth quarter of fiscal 2020.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	39 Weeks Ended
(Dollars in millions)	October 31, 2020	November 2, 2019
Shares repurchased	326,970	1,639,438
Total cost of shares repurchased	$73.0	$506.9

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

As of October 31, 2020, February 1, 2020, and November 2, 2019, we had no borrowings outstanding under the credit facility. As of October 31, 2020, the weighted average interest rate was 1.56% and we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of October 31, 2020, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. During the 39 weeks ended October 31, 2020, we drew down and repaid $800 million of borrowing under the facility.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of October 31, 2020 and November 2, 2019.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the 39 weeks ended October 31, 2020 by approximately $3.7 million.

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

Based on management’s evaluation as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 8 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
August 2, 2020 to August 29, 2020	615	$203.88	–	$1,576,360
August 30, 2020 to September 26, 2020	464	228.90	–	1,576,360
September 27, 2020 to October 31, 2020	239	233.55	–	1,576,360
13 weeks ended October 31, 2020	1,318	218.07	–	1,576,360

(1)	There were no shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 31, 2020 and there were 1,318 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 12, 2020, we announced the 2020 Share Repurchase Program pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $165.3 million from the 2019 Share Repurchase Program. As of October 31, 2020, $1.58 billion remained available under the $1.6 billion 2020 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 3, 2020 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary