Form 10-K
period 2021-01-30
Ulta Beauty, Inc.
filed 2021-03-26
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 31, 2020, as reported on the NASDAQ Global Select Market, was approximately $8,127,797,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 22, 2021 was 56,205,592 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 30, 2021.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	The negative impacts the COVID-19 pandemic has had, and will continue to have on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and/or government aid programs;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 30, 2021, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

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

Shopping Experience. Our guests can satisfy all of their beauty needs at Ulta Beauty. Our stores, website, and mobile applications offer more than 25,000 products from more than 600 well-established and emerging beauty brands across a variety of categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our bright and open store environment and easy to shop website and mobile applications encourage our guests to discover new products and services. We believe we offer the widest selection of beauty categories, including prestige and mass cosmetics, fragrance, haircare, prestige and mass skincare, bath and body products, professional hair products, and salon styling tools. We also offer a full-service salon in every store featuring hair, skin, makeup, and brow services.

Value Proposition. We believe our focus on delivering a compelling value proposition to our guests across all of our product categories drives guest loyalty. We offer a comprehensive loyalty program, Ultamate Rewards, and target communications and promotions through our Customer Relationship Management (CRM) platform. We also offer frequent promotions and coupons, in-store events, and gifts with purchase.

Convenience. Today, we offer guests a variety of ways to shop for beauty, including in our stores, through our mobile applications, and on ulta.com. We also provide convenient fulfillment options including buy online pick-up in store, buy online pickup curbside, ship from store, and ship to home. Our stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. As of January 30, 2021, we operated 1,264 retail stores across 50 states, as well as an e-commerce website and mobile applications.

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

Our strategy

We target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty, and historically, this connection has not diminished in softer economic environments. Our proprietary consumer research confirms engagement with the beauty category remains strong, but the unprecedented challenges faced as a result of the COVID-19 pandemic will likely have sustained effects on the category. Health and safety concerns are elevated, consumers have quickly adopted new shopping behaviors, operating costs are increasing, and many retailers have faced financial challenges, resulting in increased store closures.

Recognizing the impact these changes will have on the beauty category, we intend to leverage the strengths of our operating model and investments to position Ulta Beauty for continued success post-COVID. Specifically, we are focused on accelerating efforts in the following key areas to expand our long-term market share gains and extend our competitive advantages.

Build omnichannel operations that more deeply connects guests across channels. Our guest insights and loyalty program member data confirm that our guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In addition, our guests are increasingly engaging online to research, discover new products, and purchase. Our omnichannel guests are extremely valuable, spending nearly three times more than retail-only guests. To drive increased guest engagement across all channels, we are leveraging a multifaceted approach to communicate, engage, and transact, and we are expanding our fulfillment capabilities, including buy online and pickup in-store and curbside pickup. Our vision is to offer industry-leading omnichannel experiences that engage our guests and unlock the combined potential of our physical and digital channels.

Reimagine how guests experience and discover Beauty. Beauty enthusiasts value the human connection and the physical experience of beauty. The Ulta Beauty guest experience is differentiated by our broad array of categories, brands, and price points, immersive digital tools, multiple shopping options, high quality services, and friendly, well-trained associates. The COVID-19 pandemic has increased focus on personal safety and impacted how guests test products and experience beauty. As a result, we are reimagining the guest experience and product discovery process and exploring ways technology, services, and the role of our associates can evolve to deliver fun, interactive, easy, and functional experiences for our guests. Our vision is to become the most loved destination for beauty enthusiasts by reimagining the end-to-end guest experience, facilitating inspiration, discovery, and experimentation, and serving as a trusted guide, regardless of channel.

Drive market share growth through the deployment of winning category strategies. Assortment is the center of our value proposition and represents a core differentiator within the market. We engage beauty enthusiasts to discover and play across all categories with an enticing assortment focused on innovation and leading trends, differentiation and exclusivity, and speed to market. We believe our broad selection of merchandise across categories, price points, and brands offer a unique shopping experience for our guests. Guests can find everything they need in one shopping trip with our offering of more than 600 brands, eliminating the need to go to multiple departments stores, specialty stores, salons, drug stores, mass merchandisers, and pure play e-commerce companies that may sell the same or similar products. Because of our broad array of categories, brands, and price points, we appeal to a wide range of consumers of all ages, demographics, and lifestyles. We continue to change our assortment to reflect evolving beauty trends and innovation and to meet our guests’ desire for new products. Our vision is to engage and delight beauty enthusiasts with a curated beauty assortment focused on exclusivity and leading trends.

Deepen Ulta Beauty love and loyalty. We have 30.7 million active Ulta Beauty members enrolled in our Ultamate Rewards loyalty program. Loyalty member transactions represent more than 94% of our annual total net sales, and our data demonstrates that loyalty members shop with higher frequency and spend more per visit as compared to non-members. While recent disruption from the COVID-19 pandemic has impacted recent member growth, we believe we can expand Ulta Beauty’s reach, relevancy, and engagement with our guests by evolving the value proposition of our Ultamate Rewards program, increasing total membership in the program, building strategic partnerships that create incremental value for our guests, and using our customer data to deliver personalized member experiences. Our vision is to continue to innovate and integrate the Ultamate Rewards program in meaningful ways and personalize the guest experience across all touchpoints to create stronger member connection, engagement, and loyalty.

Drive holistic cost optimization. Similar to other retailers, we are experiencing cost pressures from macroeconomic trends, including rising wage rates and higher transportation and shipping costs. In addition, we are managing ongoing headwinds from channel and category mix shifts. Through our cost optimization program, Efficiencies For Growth, we are targeting and delivering cost savings in four work streams: category performance improvement, indirect procurement, end-to-end operations, and real estate. As we look forward, we are moving beyond process optimization to develop a cost structure that will enable us to weather future economic challenges while also supporting investments for future growth. Our vision is to deliver profitable growth and competitive advantage by optimizing our cost structure to enable scale and growth, developing agile operating processes that support rapid testing, learning and implementation, and building new capabilities tailored to win in a rapidly evolving omnichannel world.

Develop our talent and strengthen our culture. Leadership, culture, and engagement of our associates are key drivers of our performance. We have developed and sustained a world-class, guest-centric, values-based, high performance culture. We have an experienced management team that brings a creative merchandising approach and a disciplined operating philosophy to our business. We believe that beauty is for everyone, regardless of age, size, ability, skin tone, culture, or gender. Our vision is to provide an environment where every associate feels they can fully contribute and realize their full potential.

Our market

We operate within the large U.S. beauty products and salon services industry. In 2020, this market represented approximately $150 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2020, the beauty products industry totaled approximately $92 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty had only a 7% share of the $92 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. Our assortment strategy is built to maximize our opportunity in this industry. In 2020, the salon services industry totaled approximately $58 billion and included hair, skin, and nail services. We estimate that Ulta Beauty had less than 1% share of this industry. We have full-service hair salons and skin services in substantially every store and operate brow bars in most of our stores, as well as makeup services through our salons. Due to COVID-19 related restrictions, we were unable to offer skin and makeup services for most of fiscal 2020. We have plans to resume services as soon as it is safe to do so.

Although our business was impacted by temporary store closures due to COVID-19, our research indicates that Ulta Beauty continues to increase market share across most prestige beauty categories in the overall U.S. market. COVID-19 and its various impacts have changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. In addition, beauty cycles are impacted by demographics, trends, and product innovation.  While demographic trends continue to be favorable, we believe a lack of incremental product innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. Despite the overall beauty market decline in 2020 due to COVID-19 impacts, we expect the beauty category will return to growth as consumers recover from the impacts of COVID-19, and we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains for Ulta Beauty.

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

Our retail channels

We are committed to meeting guests where and how they want to shop and strive to offer guests a compelling shopping experience through our stores, website, and mobile applications.

Stores. Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has evolved over time to reflect the rising expectations of our guests and to keep pace with our merchandising and operating strategies.

We offer a full range of services in all of our stores, focusing on hair, skin, makeup, and brow services. Our current Ulta Beauty store format includes an open and modern salon area and a skin treatment room or dedicated skin treatment area on the sales floor. In addition, most of our stores offer brow services on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare regimens, and at-home care recommendations. Due to COVID-19 restrictions, we operated at approximately 50% capacity for salon and brow services and were unable to offer skin and makeup services for most of fiscal 2020. We have plans to resume skin and makeup services as soon as it is safe to do so.

During our fiscal year ended January 30, 2021 (fiscal 2020), 74% of new stores opened in existing shopping centers and 26% opened in new shopping centers. Almost all new stores were opened in existing markets compared to new markets. As of January 30, 2021, we operated 1,264 stores across 50 states. During the first half of fiscal 2020, new store activity was temporarily paused due to COVID-19. New store openings resumed in the third quarter of fiscal 2020.

In addition to opening new stores, we also remodeled, relocated, or refreshed (in-store fixtures and merchandising upgrades) certain stores, as shown in the following table:

	Fiscal year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Total stores beginning of period	1,254	1,174	1,074
Stores opened	30	86	107
Stores closed	(20)	(6)	(7)
Total stores end of period	1,264	1,254	1,174

Total square footage	13,291,838	13,193,076	12,337,145
Average square footage per store	10,516	10,521	10,509

Stores remodeled	–	12	13
Stores relocated	5	8	2
Stores refreshed	–	240	109

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, a key driver of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store footprint to between 1,500 to 1,700 Ulta Beauty stores in the United States. We plan to further penetrate existing suburban markets, expand our presence in small markets, and further develop urban markets.

Our rigorous analytical approach to site selection has translated into a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $1.4 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

Digital platform. In addition to store expansion, we continue to expand our digital capabilities. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. Our omnichannel guests are extremely valuable, historically spending nearly three times as much as retail-only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience for information on key trends and products, editorial content, expanded assortments, interactive experiences, including virtual try-on capabilities, and social media content.

We continue to improve our order fulfillment capabilities with increased speed of delivery through existing distribution centers, fast fulfillment centers (e-commerce only), select retail stores, and more efficient processes designed for e-commerce order fulfillment. To support our e-commerce operations, during 2020 we opened the Jacksonville fast fulfillment center, expanded e-commerce operations in the Chambersburg, Greenwood and Dallas distribution centers, and expanded the ship-from-store program to 115 stores. These investments have increased our e-commerce shipping capacity and improved delivery speed to guests.

Our omnichannel capabilities such as “Buy Online, Pick-up in Store” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes, are available in all stores. In response to COVID-related constraints, in fiscal 2020 our digital and store teams launched a new curbside pickup option for guests. We also expanded our store locator functionality to include greater visibility to store specific service offerings, in-store and curbside hours, and to communicate the opening status of local stores. In the Ulta app, we now provide store-specific occupancy levels for greater transparency and guest safety.

Partnerships

In support of our strategic priorities, we have formed a long-term partnership with Target Corporation to create Ulta Beauty at Target, a “shop-in-shop” concept that will offer a limited assortment of established and emerging prestige brands online and in approximately 100 Target locations beginning in the second half of 2021 (with plans to scale to hundreds more over time).

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. A typical Ulta Beauty store carries more than 25,000 products from more than 600 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. We present these products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our merchandising team continually monitors beauty and fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant and to ensure that our assortment reflects the diversity of our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

Certain beauty enthusiast consumer groups are growing more interested in choosing products that will support their overall health and wellness. These groups are focused on the connection between their own personal well-being and the well-being of workers, animals, communities, and the environment, and they are increasingly supporting brands whose products and actions align with their own values. Reflecting this growing importance of these trends, in fiscal 2020 we launched Conscious Beauty at Ulta BeautyTM in all stores, on Ulta.com and on our app. This holistic initiative provides transparency for guests to help them choose brands and products that reflect their personal values and individual needs. Through this initiative, we are certifying brands across four key pillars: Clean Ingredients, Cruelty Free, Vegan, and Sustainable Packaging. We also highlight brands whose philanthropic efforts are critical to their business through the positive impact pillar. Displayed in stores on an endcap constructed of recycled and recyclable materials, the program launched with 187 brands. As of January 30, 2021, more than 230 brands participated in the program, with more than half certified in more than one pillar. As part of the launch, we published our “Made Without List,” an evolving ingredient standard for clean beauty products, and established the Conscious Beauty Advisory Council, a coalition of experts at the forefront of clean beauty, product development, and packaging sustainability. With the help of our

Advisory Council, we will ensure that Conscious Beauty at Ulta BeautyTM will continue to evolve and grow as expectations and standards for clean beauty continue to change.

We believe our private label, the Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. The Ulta Beauty Collection has been certified in the Clean Ingredients and Cruelty Free pillars within the Conscious Beauty at Ulta Beauty™ program. We also offer products such as Tarte Double Duty Beauty cosmetics, IT Brushes for Ulta Beauty, and CHI for Ulta Beauty hair care appliances that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Morphe, Colourpop, Pattern, and Florence. The Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 5.5% of our total net sales in fiscal 2020. Both permanent and temporary exclusive products represented approximately 13.5% of our total net sales in fiscal 2020.

Categories

We offer a balanced portfolio across five primary categories: (1) cosmetics; (2) skincare, bath, and fragrance; (3) haircare products and styling tools; (4) services; and (5) other, which includes nail products, accessories, other revenue sources such as the private label and co-branded credit card programs, and deferred revenue related to the loyalty program and gift card breakage.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	January 30,	February 1,	February 2,
(Percentage of net sales)	2021	2020	2019
Cosmetics	44%	50%	51%
Skincare, bath, and fragrance	28%	22%	21%
Haircare products and styling tools	20%	19%	19%
Services	3%	5%	5%
Other (nail products, accessories, and other)	5%	4%	4%
	100%	100%	100%

Organization

Our merchandising team consists of a Chief Merchandising Officer who oversees the Senior Vice President of Cosmetics and category Vice Presidents who in turn oversee Divisional Merchandise Managers and their teams of buyers. Our Chief Merchandising Officer also oversees our centralized merchandise planning and forecasting group to ensure consistent execution across our store base and e-commerce platform and our planogram team. Our planogram team assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis, and adjustments are made to assortment mix and product placement based on current sales trends.

Our visual team works with our merchandising team to develop strategic placement of promotional merchandise, functional and educational signage, and creative product presentation standards in all of our stores. All stores receive centrally produced promotional merchandising planners to ensure consistent implementation of our marketing programs.

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

Brand partnerships

We have strong, active relationships with our more than 400 brand partners. Our top ten brand partners, such as Estée Lauder Companies, L’Oréal, and Shiseido among others, represented approximately 56% and 61% of our total net sales in fiscal 2020 and our fiscal year ended February 1, 2020 (fiscal 2019), respectively. We believe our brand partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

All brand partners and respective subcontractors and their facilities are subject to Ulta Vendor Standards, as applicable, which set forth the ethical, legal, social, and workplace standards to meet in order to do business with Ulta Beauty. In addition to complying with Ulta Vendor Standards, many brand partners have committed to help advance our mission to maintain the beauty of our environment and minimize our impact on the world around us by offering sustainable packaging.

Marketing and advertising

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores, website, and mobile applications, acquire new loyalty program members, improve guest retention, increase frequency of shopping, and increase spend per member. We communicate with our guests and prospective guests through multiple vehicles, including print advertising, digital and social media, and television and radio. These vehicles highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services, and special offers, as well as build our emotional connection with guests. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts related to the Ulta Beauty Charitable Foundation, and drives awareness of new products, in-store events, and new store openings.

The Ultamate Rewards loyalty program is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns and day-to-day communications. Our data demonstrates that loyalty members spend more per visit as compared to non-members. The 30.7 million active loyalty program members generated approximately 94% of total net sales in fiscal 2020. Ultamate Rewards enables customers to earn points based on their purchases. Points earned are valid for at least one year and may be redeemed on any product we sell or service we provide. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. Furthermore, we continue to expand our gift card program to increase distribution to thousands of retailers through partnerships with third parties.

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

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a services manager, and three associate managers, along with approximately twenty full- and part-time associates, including approximately four to eight prestige consultants and five to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each general manager reports to a District Manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Stores, who in turn reports to the Chief Store Operations Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based talent development managers, a field loss prevention team, service district educators and service district leaders, and brand partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season. Due to COVID-19, for most of fiscal 2020 our store hours were shortened, on average, to nine hours a day, Monday through Saturday.

Salon services

A typical salon is staffed with five to ten licensed salon professionals, including six or more stylists and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our services district educators and brand partner education classes create a comprehensive educational program for approximately 4,800 Ulta Beauty salon professionals.

Supply chain

Our vision is to develop an expanded and optimized end-to-end supply chain that improves operational efficiency, performance, and guest experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. We operate four distribution centers that support both stores and e-commerce demand, and two fast fulfillment centers that support e-commerce only. In addition, 115 stores fulfill e-commerce orders as part of our ship-from-store program.

Inventory is shipped from our suppliers to our distribution centers and fast fulfillment centers. We carry more than 25,000 products and replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers and fast fulfillment centers use warehouse management software systems to manage inventory to support product purchase decisions. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

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

Our Security Operations Center constantly and proactively monitors our network and application landscape for threats and anomalies. We have established processes for sharing data and performing third-party risk assessment and regular disaster recovery planning and testing. Our security approach also includes multiple layers of defense and testing of controls. All Ulta Beauty associates have a role as stewards of company data, and we educate them on how to keep data safe. As part of our annual Code of Business Conduct training, we train associates on how to keep devices and data safe in public places; how to avoid security threats and phishing scams; how to maintain a secure workplace; and everyday practices that help maintain the security of corporate digital devices, data and systems.

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

We believe our trademarks, especially those related to the Ulta Beauty brand, “All Things Beauty. All In One Place. ®”, “The Possibilities are Beautiful®”, “21 Days of Beauty®”, and “Conscious Beauty at Ulta BeautyTM” have significant value and are important to building brand recognition.

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

In our store leases, we require our landlords to obtain all necessary governmental approvals and permits for the site to be used as a retail site, and we also ask them to obtain any governmental approvals and permits for our specific use (but at times the responsibility for obtaining governmental approvals and permits for our specific use falls to us). As applicable, we require our landlords to deliver a certificate of occupancy for any work they perform on our buildings or the shopping centers in which our stores are located. If required by the municipality, we are responsible for delivering a certificate of occupancy for any remodeling or build-outs that we perform and are responsible for complying with all applicable laws in connection with such construction projects or build-outs.

Human capital management

We believe our associates, with their combined skills, knowledge, experiences, and commitment to serving our guests, are among our most important resources and are critical to our continued success.

The following table sets forth the approximate number of associates employed as of:

January 30,
2021
Full-time	16,000
Part-time	21,000
Total associates	37,000

We have no collective bargaining agreements and have not experienced any work stoppages. We believe we have good relationships with our associates.

Diversity and inclusion

Our goal is to create an inclusive environment where every associate feels he or she can be his or her authentic self and every guest is optimally served, regardless of differences. A critical way we achieve this is by educating all associates on the lived experiences of their peers and key moments in time that have cultural or heritage significance, as well as the unconscious beliefs and biases that shape our behavior today. We accomplish this through open discussion forums, interactive educational experiences, and opportunities to engage with our communities.

In addition, we aim to ensure that all in-store experiences are equitable, fair, and unbiased. We take action to support this goal by conducting mandatory trainings for in-store associates and providing weekly learning opportunities to focus on guest perspectives and reinforce key takeaways. We offer similar training across the organization to help key decision-makers and associates in their own learning journeys and support our Champion Diversity value and inclusion competency.

The following table sets forth key metrics as of January 30, 2021:

	Board of		All Other
	Directors	Leadership	Associates
Women	55%	64%	91%
Men	45%	36%	9%
People of color	18%	18%	47%

Oversight and management

We strive to make sure that our associates are at the heart of every decision we make. The Chief Human Resources Officer, along with the entire executive team, is responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent and the design of associate compensation and benefits programs. Our human capital objectives and initiatives, including the risks related to compensation policies and practices, management development and leadership succession, diversity and inclusion policies and practices, and implementation and compliance monitoring of our Code of Business Conduct, are also overseen by individual Board committees as described in our Corporate Governance Guidelines.

We believe open and honest two-way communication is critical to maintaining strong associate engagement. Our executive team reviews associate engagement and satisfaction surveys to monitor associate engagement and satisfaction with their role, their leader, and the Company as a whole. Our leadership team also hosts roundtable sessions to dive deeper on specific topics as well as additional forums, including department town halls, store and distribution center visits, and other small group gatherings.

Training and development

Our success is dependent, in part, on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates, and outside hires to support our new stores. The majority of our promotions are internal. As we continue to promote and develop from within, we are building a bench of associates and leaders who know our company inside and out.

All of our associates participate in an interactive new-hire orientation through which each associate becomes acquainted with Ulta Beauty’s mission, vision, and values. Through our learning management system and our digital workplace system, we provide continuing education to associates throughout their careers at Ulta Beauty. Additionally, our leadership development program prepares promising future leaders for new levels of responsibility.

Compensation and benefits

Our commitment to our associates and their well-being is one of our highest priorities. We have assembled a suite of benefits that affirms and supports all that our associates contribute every day, including:

●	Health care coverage is offered to those who work more than 30 hours a week in any position. Coverage extends to eligible dependents, including spouses, same-sex partners and children under the age of 26. We offer comprehensive medical plans that empower associates to choose the coverage that best suits them.
●	401(k) plan with up to a 4% company match.
●	Disability and life insurance.
●	Company-paid short-term disability pay at 80% of pay.
●	Additional insurance options, including legal, pet, home, and auto.
●	Tuition reimbursement program.
●	Paid time off, including an extended illness bank.
●	Discounts on retail products and salon services.

In addition, we believe wellness, like beauty, is more than skin deep, so we offer mental health resources, such as counseling services and access to apps; financial wellness planning and guidance; and health apps and educational resources for soon-to-be parents.

Since 2017, the Ulta Beauty Charitable Foundation (UBCF) has supported the Associate Relief Program to assist associates facing unforeseen financial hardship. The Associate Relief Program provides short-term financial support to pay off medical bills or support temporary housing. During 2020, we expanded the criteria for receiving funding to include those in need of extra assistance as a result of COVID-19.

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

Business, Operational and Strategic Risks

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

If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends in substantial part on our ability to:

●	recognize and define product and beauty trends;
●	anticipate, gauge, and react to changing consumer preferences (including relating to sustainability of product sources and packaging, ingredient transparency, and animal welfare) in a timely manner;
●	translate market trends into appropriate, saleable product, and service offerings in our stores and salons in advance of our competitors;
●	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and
●	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.

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

Any significant interruption in the operations of our distribution centers could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 25,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events (such as COVID-19), labor disagreements, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores and guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, shipping and transportation costs represent a component of our cost structure and an increase in shipping and transportation costs could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our historical growth and expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate four distribution centers, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform, and two fast fulfillment centers (e-commerce only). In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omnichannel capabilities. To support our historical and expected future growth and to maintain the efficient operation of our business, it is likely additional distribution centers or fast fulfillment centers will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We rely on our good relationships with brand partners to purchase prestige, mass, and salon beauty products on reasonable terms. If these relationships were to be impaired, or if certain brand partners were to change their distribution model, or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability, and cash flows.

We have no long-term supply agreements with brand partners and, therefore, our success depends on maintaining good relationships with our brand partners. Our business depends to a significant extent on the willingness and ability of our brand partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige brand partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing brand partners, or if we fail to continue acquiring and strengthening relationships with additional brand partners of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2020 and fiscal 2019, merchandise supplied to Ulta Beauty by our top ten brand partners accounted for approximately 56% and 61% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We have a $1.0 billion secured revolving credit facility with a term expiring in March 2025. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. Outstanding borrowings bear interest at either a base rate plus a margin of 0% to 0.125% or the London Interbank Offered Rate plus a margin of 1.125% to 1.25% and the unused line fee is 0.20% per annum. The credit facility agreement contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates, and merge or consolidate with another entity. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Economic, Market and Other External Risks

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state and local governments have since implemented numerous measures to try to contain the virus, such as travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. In response to government recommendations and for the health and safety of our associates (i.e., employees) and guests, on March 19, 2020 we temporarily closed all stores across the U.S. As a result of this decision, we experienced a significant reduction in customer traffic and demand which resulted in our sales and results of operations being negatively impacted. While we have reopened all stores, the potential temporary reclosing of certain stores in the future is possible. COVID-19 could also negatively impact our future results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that may continue. The pandemic has also led to disruption and volatility in the global capital markets, which may adversely affect our and our suppliers’ liquidity.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, although the full extent is still uncertain. As the pandemic continues to evolve, the extent of the impact on our business, financial condition, profitability, cash flows and supply chain will depend on future developments, including, but not limited to, the potential temporary reclosing of certain of our stores, the potential temporary restrictions on certain of our stores operating hours and/or in store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within U.S. and other affected countries, the duration of the pandemic (including any continuing relapses), the actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending, and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

Epidemics, pandemics like COVID-19, natural disasters, or other catastrophes or crises that have and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary reclosing of our stores, the temporary closing of our distribution centers and fast fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution centers and fast fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur (as it is with the COVID-19 pandemic), it has and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and risks related to epidemics or pandemics like COVID-19. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales.

In addition, a general deterioration in economic conditions could adversely affect our commercial partners including our brand partners as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows. Additionally, volatility and disruption to the capital and credit markets may have a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth, which, in turn, may lead to declines in consumer spending. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability, and cash flows.

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

Regulatory, Legal and Cybersecurity Risks

Cybersecurity breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company and/or business partners’ information, damage our reputation, and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Furthermore, we allow certain of our employees to work from home as a result of the COVID-19 pandemic, as certain of our third-party service providers also allow, and this remote working environment may increase cybersecurity related risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen.

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

We are increasingly dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We also plan to expand and upgrade our information systems to support historical and expected future growth. The failure of our information systems to perform as designed or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

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

●	Our large workforce makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.
●	Our salon operations are subject to state board regulations and state licensing requirements for our stylists and our salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.
●	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.
●	Future changes in healthcare reform legislation could significantly impact our business.

In addition, concern over climate change and greenhouse gases may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business. There is also increased focus, including by investors, guests, and other stakeholders on these and other environmental, social, governance and sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to these matters, which could adversely affect our business, financial condition, profitability, and cash flows.

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

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty,” “Ulta,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” “21 Days of Beauty®,” and “Conscious Beauty at Ulta BeautyTM,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

All of our retail stores, distribution centers, fast fulfillment centers, and corporate offices are leased or subleased.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 30, 2021, we operated 1,264 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	22	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	10	New Hampshire	7
California	156	New Jersey	42
Colorado	26	New Mexico	7
Connecticut	17	New York	49
Delaware	3	North Carolina	34
Florida	86	North Dakota	3
Georgia	38	Ohio	43
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	17
Illinois	55	Pennsylvania	44
Indiana	24	Rhode Island	3
Iowa	10	South Carolina	20
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	27
Louisiana	18	Texas	117
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	21	Virginia	30
Michigan	48	Washington	34
Minnesota	19	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,264

Distribution centers and fast fulfillment centers

Our standard distribution center and fast fulfillment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration date for each distribution center (DC) and fast fulfillment center (FFC) at January 30, 2021, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	671,000	July 31, 2026
Fresno, California	DC	671,000	July 31, 2028
Greenwood, Indiana	DC	671,000	July 31, 2025
Jacksonville, Florida	FFC	203,463	September 30, 2029
Romeoville, Illinois	FFC	291,000	May 31, 2023

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 341,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2024.

Item 3.   Legal Proceedings

See Note 11 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Item 4A.  Executive Officers

The names of our executive officers, their ages and their positions, as of March 1, 2021, are shown below:

Name	Age	Position
Mary N. Dillon	59	Chief Executive Officer and member of the Board of Directors
David C. Kimbell	54	President
Scott M. Settersten	60	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	55	General Counsel, Chief Compliance Officer and Corporate Secretary
Jeffrey J. Childs	63	Chief Human Resources Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

Mary N. Dillon. Ms. Dillon was named Chief Executive Officer effective July 2013. Prior to joining Ulta Beauty, she was President and Chief Executive Officer and a Director of U.S. Cellular from June 2010 to July 2013. From 2005 to 2010, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President for McDonald’s Corporation. Prior to joining McDonald’s, she held various positions at PepsiCo, including President of the Quaker Foods division. Ms. Dillon serves as a member of the Board of Directors for Starbucks Corporation and KKR & Co. Inc. and previously served on the board of Target Corporation from 2007 to 2013.

David C. Kimbell. Mr. Kimbell was named President in December 2019 after having previously served as Chief Merchandising and Marketing Officer since March 2015 and Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he was Chief Marketing Officer and Executive Vice President at U.S. Cellular since February 2011. From 2008 to 2010, Mr. Kimbell served as Chief Marketing Officer and Senior Vice President of Seventh Generation, a producer of environmentally friendly household and baby care products. Prior to that from 2001 to 2008, Mr. Kimbell held various positions at PepsiCo, Quaker Food Division, including Vice President of Marketing. Mr. Kimbell held a number of brand management roles in the Beauty Division of The Procter and Gamble Company from 1995 to 2001.

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

Jeffrey J. Childs. Mr. Childs was named Chief Human Resource Officer in October 2013. Prior to joining Ulta Beauty, he was Executive Vice President and Chief Human Resource Officer at U.S. Cellular after joining as Senior Vice President of Human Resources in 2004. From 2001 to 2004, he was President and Owner of Childs Consulting Services. Previously, he served from 1979 to 2001 in a variety of human resources, marketing, sales and operations roles at AT&T, including Vice President, Human Resources and Corporate Services.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 22, 2021 was $315.09 per share. As of March 22, 2021, we had 34 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of fiscal 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
November 1, 2020 to November 28, 2020	311	$215.02	–	$1,563,863
November 29, 2020 to December 26, 2020	43,218	266.41	43,218	1,552,349
December 27, 2020 to January 30, 2021	104,708	290.62	104,606	1,521,949
13 weeks ended January 30, 2021	148,237	283.40	147,824	1,521,949
(1)	There were 147,824 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 30, 2021 and there were 413 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 12, 2020, we announced our 2020 share repurchase program pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. As of January 30, 2021, $1.5 billion remained available under the $1.6 billion 2020 share repurchase program, which does not have an expiration date but which may be suspended or discontinued at any time.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of January 30, 2021:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	961,413	$208.47	2,791,165
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 671,344 shares issuable pursuant to the exercise of outstanding stock options, 252,713 shares issuable pursuant to restricted stock units, and 37,356 shares issuable pursuant to performance-based units.
(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.

(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the NASDAQ Global Select Market Composite Index (NQGS), the S&P 500, and the S&P 500 Retailing/RLX (Industry Group, SP500-2550) for the period covering January 30, 2016 through the end of Ulta Beauty’s fiscal year ended January 30, 2021. The graph assumes an investment of $100 made at the closing of trading on January 30, 2016 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the NQGS, (iii) the stocks comprising the S&P 500 and (iv) the stocks comprising the S&P 500 Retailing/RLX (Industry Group, SP500-2550). As Ulta Beauty is a part of the S&P 500, pursuant to the rules of the SEC, the S&P 500 is included in the graph below. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
	January 30,	January 28,	February 3,	February 2,	February 1,	January 30,
Company / Index	2016	2017	2018	2019	2020	2021
Ulta Beauty	$100.00	$150.29	$122.59	$161.13	$147.88	$154.42
NQGS	100.00	121.62	160.75	157.85	199.43	282.53
S&P 500	100.00	117.45	145.54	139.37	166.24	191.43
S&P 500 Retailing (RLX)	100.00	116.83	168.04	180.73	210.51	234.02

Item 6.   Selected Financial Data

The following table presents our selected consolidated financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Fiscal year ended (1)
	January 30,	February 1,	February 2,	February 3,	January 28,
	2021	2020	2019 (2)	2018 (3)	2017

	(In thousands, except per share and per square foot data and number of stores)
Statement of operations:
Net sales	$6,151,953	$7,398,068	$6,716,615	$5,884,506	$4,854,737
Cost of sales	4,202,794	4,717,004	4,307,304	3,787,697	3,107,508
Gross profit	1,949,159	2,681,064	2,409,311	2,096,809	1,747,229
Selling, general and administrative expenses	1,583,017	1,760,716	1,535,464	1,287,232	1,073,834
Impairment, restructuring and other costs	114,322	—	—	—	—
Pre-opening expenses	15,000	19,254	19,767	24,286	18,571
Operating income	236,820	901,094	854,080	785,291	654,824
Interest expense (income), net	5,735	(5,056)	(5,061)	(1,568)	(890)
Income before income taxes	231,085	906,150	859,141	786,859	655,714
Income tax expense (4)	55,250	200,205	200,582	231,625	245,954
Net income	$175,835	$705,945	$658,559	$555,234	$409,760
Net income per common share:
Basic	$3.12	$12.21	$11.00	$9.02	$6.55
Diluted	$3.11	$12.15	$10.94	$8.96	$6.52
Weighted average common shares outstanding:
Basic	56,351	57,840	59,864	61,556	62,519
Diluted	56,558	58,105	60,181	61,975	62,851

Other operating data:
Comparable sales (5)	(17.9)%	5.0%	8.1%	11.0%	15.8%
Number of stores end of year	1,264	1,254	1,174	1,074	974
Total square footage end of year	13,291,838	13,193,076	12,337,145	11,300,920	10,271,184
Total square footage per store (6)	10,516	10,521	10,509	10,522	10,545
Average total square footage (7)	13,260,705	12,804,988	11,893,413	10,742,874	9,641,367
Capital expenditures	$151,866	$298,534	$319,400	$440,714	$373,747
Depreciation and amortization	297,772	295,599	279,472	252,713	210,295
Repurchase of common shares	114,895	680,979	616,194	367,581	344,275

Balance sheet data (at period end):
Cash and cash equivalents	$1,046,051	$392,325	$409,251	$277,445	$385,010
Short-term investments	—	110,000	—	120,000	30,000
Working capital	1,171,064	918,056	1,091,125	1,051,577	1,006,894
Property and equipment, net	995,795	1,205,524	1,226,029	1,189,453	1,004,358
Total assets (8)	5,089,969	4,863,872	3,191,172	2,908,687	2,551,878
Operating lease liabilities (8)	1,896,801	1,938,347	—	—	—
Total stockholders' equity	1,999,549	1,902,094	1,820,218	1,774,217	1,550,218
(1)	Our fiscal year-end is the Saturday closest to January 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years.

(2)	The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method in fiscal 2018. Results from fiscal years prior to fiscal 2018 have not been recast for the adoption of ASC 606.

(3)	Fiscal 2017 includes 53 weeks; all other fiscal years reported include 52 weeks. Net sales for the 53rd week of fiscal 2017 were approximately $108.8 million.
(4)	On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new legislation reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 33.7% for the fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. Income tax expense in fiscal 2018 reflects the lower federal tax rate for the entire fiscal year.
(5)	Comparable sales reflects sales for stores beginning on the first day of the 14th month of operation. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or comparable prior year.
(6)	Total square footage per store is calculated by dividing total square footage at end of year by number of stores at end of year.
(7)	Average total square footage represents a weighted average, which reflects the effect of opening stores in different months throughout the year.
(8)	The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), on February 3, 2019 using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures.

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

We are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. We provide unmatched product breadth, value, and convenience in a distinctive specialty retail environment. Key aspects of our business include: our ability to offer our guests a unique combination of more than 25,000 beauty products from across the categories of prestige and mass cosmetics, fragrance, haircare, prestige and mass skincare, bath and body products, and salon styling tools, as well as a full-service salon in every store featuring hair, skin, and brow services; our focus on delivering a compelling value proposition to our guests across all of our product categories; and convenience, as our stores are predominantly located in convenient, high-traffic locations such as power centers.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) build omnichannel operations that more deeply connects guests across channels, 2) reimagine how guests experience and discover beauty, 3) drive market share growth through the deployment of winning category strategies, 4) deepen Ulta Beauty love and loyalty, 5) drive holistic cost optimization, and 6) develop our talent and strengthen our culture. We believe that the expanding U.S. beauty products and salon services industry, the shift in distribution channel of prestige beauty products from department stores to specialty retail stores, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through increases in our comparable sales, opening new stores, and increasing omnichannel capabilities. Long-term operating profit is expected to increase as a result of our ability to expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

COVID-19 response

We have been and continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. We have taken decisive actions to protect the safety of our associates and guests and to manage the business throughout the fluid and challenging environment resulting from the COVID-19 pandemic.

In late 2019, COVID-19 was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to every other part of the world, including the U.S., and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations.

In response to government recommendations and for the health and safety of our associates and guests, on March 19, 2020 we temporarily closed all stores across the U.S., while continuing to support our essential e-commerce operations. Effective April 19, 2020, we temporarily furloughed many of our store and salon associates. In April 2020, we introduced curbside pickup, and in May 2020, we began reopening stores. Throughout the second quarter, stores were reopened on a phased timeline, by taking a thoughtful, measured approach based on a variety of criteria, including state and local guidelines and the adoption of our new Shop Safe Standards. As of July 20, 2020, we completed our phased reopening process. By October 31, 2020, salon and brow services had resumed in almost all stores. Due to COVID-19 restrictions, we have not resumed skin and makeup services but we have plans to resume skin and makeup services as soon as it is safe to do so.

Our results of operations for the fiscal year ended January 30, 2021 were significantly impacted by the effects of the COVID-19 pandemic. Comparable sales decreased 17.9% for the fiscal year ended January 30, 2021 as a result of the COVID-19 pandemic, but the multi-year, strategic investments we have made to enhance our omnichannel and supply chain capabilities, combined with the ongoing commitment of our distribution associates, have enabled us to support increased e-commerce demand and strong guest engagement. In addition to decreases in net revenue, our overall profitability also decreased as compared to the prior year. These developments have further required us to recognize certain long-lived asset impairment charges and restructuring charges. Further, in connection with the Coronavirus Aid,

Relief, and Economic Security (CARES) Act, we recognized payroll subsidies as a reduction of selling, general and administrative expenses in the consolidated statement of operations.

As we navigated these unprecedented circumstances, we continued to focus on our financial flexibility, including drawing down $800.0 million under our $1.0 billion revolving credit facility on March 18, 2020, which was repaid in full on September 2, 2020. In addition, we took the following steps to preserve financial liquidity:

●	limited new hires and delayed merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended the stock repurchase program, which resumed in the fourth quarter of fiscal 2020.

To help support our associates through this crisis, we expanded the criteria for our Associate Relief Program to include those who need assistance due to a personal hardship as a result of the COVID-19 pandemic. The Ulta Beauty executive team and Board of Directors have each made personal donations to the program.

Sales are expected to be challenged as events continue to change, and we are unable to accurately predict the future impact that the COVID-19 pandemic will have on our results of operations due to uncertainties including, but not limited to, the potential temporary reclosing of certain of our stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the duration of the pandemic and any more dangerous variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, and how quickly and to what extent normal economic and operating conditions can resume.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, our research also suggests that the cosmetics category in the overall U.S. market experienced mid-single digit declines through fiscal 2019 and 2020. Beauty cycles are impacted by demographics and innovation. While demographic trends continue to be favorable, we believe a lack of incremental innovation has resulted in a challenging cycle for the cosmetics category, as innovation brought to the market has not resulted in incremental product purchases. In addition, the COVID-19 pandemic and its various impacts have changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. We expect the beauty category will return to growth as consumers recover from the impacts of COVID-19, and we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 60 days from the original purchase date; however, due to store closures during the first half of fiscal 2020, we extended our return policy to 180 days through November 16, 2020. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, including substantially all vendor allowances, which are treated as a reduction of merchandise costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs;
●	retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

Our cost of sales may be negatively impacted as we open new stores. Changes in our merchandise mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative expenses include:

●	payroll, bonus, and benefit costs for retail store and corporate employees;
●	advertising and marketing costs;
●	occupancy costs related to our corporate office facilities;
●	stock-based compensation expense;
●	depreciation and amortization for all assets, except those related to our retail stores and distribution operations, which are included in cost of sales; and
●	legal, finance, information systems, and other corporate overhead costs.

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

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2021 (fiscal 2020), February 1, 2020 (fiscal 2019), and February 2, 2019 (fiscal 2018) were all 52-week years.

As of January 30, 2021, we operated 1,264 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	January 30,	February 1,	February 2,
(Dollars in thousands)	2021	2020	2019
Net sales	$6,151,953	$7,398,068	$6,716,615
Cost of sales	4,202,794	4,717,004	4,307,304
Gross profit	1,949,159	2,681,064	2,409,311

Selling, general and administrative expenses	1,583,017	1,760,716	1,535,464
Impairment, restructuring and other costs	114,322	—	—
Pre-opening expenses	15,000	19,254	19,767
Operating income	236,820	901,094	854,080
Interest expense (income), net	5,735	(5,056)	(5,061)
Income before income taxes	231,085	906,150	859,141
Income tax expense	55,250	200,205	200,582
Net income	$175,835	$705,945	$658,559

Other operating data:
Number of stores end of year	1,264	1,254	1174
Comparable sales	(17.9)%	5.0%	8.1%

	Fiscal year ended
	January 30,	February 1,	February 2,
(Percentage of net sales)	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.3%	63.8%	64.1%
Gross profit	31.7%	36.2%	35.9%

Selling, general and administrative expenses	25.7%	23.8%	22.9%
Impairment, restructuring and other costs	1.9%	0.0%	0.0%
Pre-opening expenses	0.2%	0.3%	0.3%
Operating income	3.9%	12.1%	12.7%
Interest expense (income), net	0.1%	(0.1)%	(0.1)%
Income before income taxes	3.8%	12.2%	12.8%
Income tax expense	0.9%	2.7%	3.0%
Net income	2.9%	9.5%	9.8%

Fiscal year 2020 versus fiscal year 2019

Net sales

Net sales decreased $1.2 billion, or 16.8%, to $6.2 billion in fiscal 2020 compared to $7.4 billion in fiscal 2019. The net sales decrease was driven by the negative impacts of the COVID-19 pandemic, including the temporary closing of our brick-and-mortar retail stores, social distancing and quarantines, reduction of operating hours, and limitations on in-store capacity, and a decrease of $6.6 million in other revenue. Total comparable sales in fiscal 2020 decreased 17.9% compared to an increase of 5.0% in fiscal 2019. During fiscal 2020, transactions declined 24.5% and average ticket increased 8.8%.

Gross profit

Gross profit decreased $0.7 billion, or 27.3%, to $1.9 billion in fiscal 2020, compared to $2.7 billion in fiscal 2019. Gross profit as a percentage of net sales decreased 450 basis points to 31.7% in fiscal 2020 compared to 36.2% in fiscal 2019. The decrease in gross profit margin was primarily due to:

●	220 basis points of deleverage due to channel mix shifts;
●	220 basis points deleverage of fixed costs and 90 basis points of deleverage in salon services, both attributed to the impact of lower sales; partially offset by
●	80 basis points of leverage driven by lower promotional activity and cost optimization efforts.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased $0.2 billion, or 10.1%, to $1.6 billion in fiscal 2020 compared to $1.8 billion in fiscal 2019. As a percentage of net sales, SG&A expenses increased 190 basis points to 25.7% in fiscal 2020 compared to 23.8% in fiscal 2019. The deleverage in SG&A expenses was primarily due to:

●	170 basis points of deleverage primarily due to higher corporate overhead;
●	80 basis points of deleverage of store payroll and benefits and variable store expenses due to the impact of lower sales and personal protective equipment and COVID-related expenses; and
●	30 basis points of deleverage of marketing expenses attributed to the impact of lower sales volume; partially offset by
●	90 basis points of leverage related to the employee retention credits made available under the CARES Act.

Impairment, restructuring and other costs

Impairment, restructuring and other costs were $114.3 million for fiscal 2020, which consisted of $41.9 million due to the impairment of tangible long-lived assets and operating lease assets associated with certain retail stores, $29.1 million related to the suspension of the planned expansion to Canada, $27.5 million related to the permanent closure of 19 stores, and $15.8 million of severance charges. All restructuring expenses were recognized in fiscal 2020. There was no impairment, restructuring and other costs in fiscal 2019.

Pre-opening expenses

Pre-opening expenses decreased $4.3 million, or 22.1%, to $15.0 million in fiscal 2020 compared to $19.3 million in fiscal 2019 due to current year real estate activity and stores expected to open in the first quarter of fiscal 2021. During fiscal 2020, we opened 30 new stores and relocated five stores. During fiscal 2019, we opened 86 new stores, remodeled 12 stores, and relocated eight stores.

Interest expense (income), net

Interest expense, net was $5.7 million in fiscal 2020 compared to $5.1 million of interest income, net in fiscal 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of January 30, 2021 and February 1, 2020.

Income tax expense

Income tax expense of $55.3 million in fiscal 2020 represents an effective tax rate of 23.9%, compared to fiscal 2019 income tax expense of $200.2 million and an effective tax rate of 22.1%. The higher effective tax rate is primarily due to less investment tax credits received and tax expense from the income tax accounting for stock-based compensation compared to a benefit in fiscal 2019.

Net income

Net income decreased $530.1 million, or 75.1%, to $175.8 million in fiscal 2020 compared to $705.9 million in fiscal 2019. The decrease in net income was primarily due to a $731.9 million decrease in gross profit and a $114.3 million increase in impairment, restructuring and other costs, partially offset by a $177.6 million decrease in SG&A expenses and $145.0 million decrease in income taxes.

Fiscal year 2019 versus fiscal year 2018

Net sales

Net sales increased $0.7 billion, or 10.1%, to $7.4 billion in fiscal 2019 compared to $6.7 billion in fiscal 2018. The net sales increases are due to the opening of 80 net new stores in 2019, a 5.0% increase in comparable sales, and an increase of $23.4 million in other revenue. The 5.0% comparable sales increase included a 3.3% increase in transactions and a 1.7% increase in average ticket. We attribute the increase in comparable sales to our successful marketing and merchandising strategies.

Gross profit

Gross profit increased $0.3 billion, or 11.3%, to $2.7 billion in fiscal 2019, compared to $2.4 billion in fiscal 2018. Gross profit as a percentage of net sales increased 30 basis points to 36.2% in fiscal 2019 compared to 35.9% in fiscal 2018. The increase in gross profit margin was primarily due to:

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

Selling, general and administrative expenses

SG&A expenses increased $0.2 billion, or 14.7%, to $1.8 billion in fiscal 2019 compared to $1.5 billion in fiscal 2018. As a percentage of net sales, SG&A expenses increased 90 basis points to 23.8% in fiscal 2019 compared to 22.9% in fiscal 2018. The deleverage in SG&A expenses was primarily due to:

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

Income tax expense

Income tax expense of $200.2 million in fiscal 2019 represents an effective tax rate of 22.1%, compared to fiscal 2018 income tax expense of $200.6 million and an effective tax rate of 23.3%. The lower tax rate is primarily due to income tax accounting for stock-based compensation and federal income tax credits.

Net income

Net income increased $47.4 million, or 7.2%, to $705.9 million in fiscal 2019 compared to $658.6 million in fiscal 2018. The increase in net income was primarily due to a $271.8 million increase in gross profit partially offset by a $225.3 million increase in SG&A expenses.

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued improvement in our information technology systems.

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

The following table presents a summary of our cash flows for fiscal years 2020, 2019 and 2018:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$810,355	$1,101,293	$956,127
Net cash used in investing activities	(48,751)	(471,480)	(215,107)
Net cash used in financing activities	(107,934)	(646,739)	(609,214)
Effect of exchange rate changes on cash and cash equivalents	56	—	—
Net increase (decrease) in cash and cash equivalents	$653,726	$(16,926)	$131,806

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charge, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The fiscal 2020 decrease over fiscal 2019 is mainly due to the decrease in net income, merchandise inventories, and the timing of accounts payable. The decrease in net income was primarily due to a decrease in gross profit resulting from lower sales as a result of the COVID-19 pandemic and an increase in impairment, restructuring and other costs, partially offset by a decrease in SG&A expenses and income taxes.

Merchandise inventories, net were $1.2 billion at January 30, 2021, compared to $1.3 billion at February 1, 2020, representing a decrease of $125.5 million or 9.7%. The decrease in total inventory was primarily driven by reduced store inventory due to a decline in store traffic trends, partially offset by an increase due to 10 net new stores opened since February 1, 2020 and the opening of our Jacksonville fast fulfillment center.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $151.9 million in fiscal 2020 compared to $298.5 million and $319.4 million in fiscal 2019 and 2018, respectively. Capital expenditures decreased in fiscal 2020 compared to fiscal 2019 due to actions we took to preserve liquidity as we navigated through the COVID-19 pandemic. Proceeds of short-term investments were $110.0 million during fiscal 2020 and consist of certificates of deposit with maturities of three to twelve months from the date of purchase. During fiscal 2020, we contributed $5.7 million to equity method investments.

The following table presents a summary of our store activities in fiscal years 2020, 2019, and 2018:

	Fiscal year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Stores opened	30	86	107
Stores remodeled	–	12	13
Stores relocated	5	8	2
Stores refreshed	–	240	109

During fiscal 2020, the average investment required to open a new Ulta Beauty store was approximately $1.4 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures for fiscal 2020, 2019 and 2018 by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2021	2020	2019	2018
New, Remodeled, and Relocated Stores	$79	$56	$141	$154
Merchandising and Refreshed Stores	36	14	29	63
Information Technology Systems	47	36	54	51
Supply Chain	30	13	17	22
Store Maintenance and Other	33	33	58	29
Total	$225	$152	$299	$319

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures.

Financing activities

Financing activities in fiscal 2020, 2019 and 2018 consist principally of borrowing and repayment of our revolving credit facility, share repurchases, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

We had no borrowings outstanding under our credit facility at the end of fiscal 2020, 2019 and 2018. At the beginning of the COVID-19 pandemic, we drew down $800.0 million of our $1.0 billion revolving credit facility and suspended our share repurchase program. We repaid the $800.0 million of borrowings on September 2, 2020 and resumed share repurchases in the fourth quarter. The zero outstanding borrowings position continues to be due to a combination of factors including an improvement in sales trends in the second half of the year, overall performance of management initiatives including expense control as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, share repurchases, and seasonal inventory needs.

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

On March 12, 2020, we announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $177.8 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, we announced that the share repurchase program had been suspended in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. The program resumed during the fourth quarter of fiscal 2020.

A summary of the Company’s common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 30,	February 1,	February 2,
(Dollars in millions)	2021	2020	2019
Shares repurchased	474,794	2,320,896	2,463,555
Total cost of shares repurchased	$114.9	$681.0	$616.2

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

As of January 30, 2021 and February 1, 2020, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of January 30, 2021, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business as indicated within the contractual obligations table below.

Contractual obligations

The following table summarizes our contractual arrangements and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods. The table below includes obligations for executed agreements for which we do not yet have the right to control the use of the property as of January 30, 2021:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,227,650	$321,708	$683,114	$552,688	$670,140
Purchase obligations	1,020	1,020	—	—	—
Total (2)	$2,228,670	$322,728	$683,114	$552,688	$670,140
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets, as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $75,782, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $2.8 million as of January 30, 2021 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. Excluded from our purchase obligations are normal purchases and contracts entered into in the ordinary course of business. The amount of purchase obligations relates to commitments made to third-parties for products and services and other goods and service contracts entered into as of January 30, 2021.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2020, 2019 and 2018. An increase or decrease in the lower of cost or market (net realizable value) reserve of 10% would not have a material impact on our operating income for fiscal 2020. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2020.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of operations as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2020.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. During fiscal 2020, we recognized $72.5 million of impairment of long-lived tangible and right-of-use assets which consisted of $41.9 million due to impairment analysis which indicated that the carrying values of certain long-lived assets exceeded their respective fair values, $19.6 million related to the suspension of the planned expansion to Canada, and $11.0 million related to the permanent closure of 19 stores. No significant impairment charges were recognized in fiscal 2019 or fiscal 2018.

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

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2020, 2019 and 2018. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2020.

Income taxes

We are subject to income taxes in the United States. Judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of operations in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of January 30, 2021, February 1, 2020, or February 2, 2019.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for fiscal 2020 by approximately $3.7 million.

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

Based on management’s evaluation as of January 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 30, 2021, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 30, 2021. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 30, 2021 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Executive Director Compensation for Fiscal 2020” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock - Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 30, 2021 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of January 30, 2021, and February 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2021 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Tangible and Right of Use Assets
Description of the matter

As described in Notes 2 and 6 to the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived tangible and right of use assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets (property and equipment and leasehold improvements and operating lease right-of-use assets) at the individual retail store level, which is the lowest level at which cash flows can be identified. If indicators of impairment are identified for any retail stores, the Company evaluates if the projected undiscounted cash flows derived from continued retail operations by those stores are less than their carrying amounts. When this is the case, the Company compares the calculated fair value of the respective retail store to its carrying value. If fair value is less than the carrying value, an impairment loss is recorded. For the year ended January 30, 2021, the Company recorded impairment charges of $41,948 thousand and $19,569 thousand related to operating retail stores and closed stores, respectively, as the Company experienced lower than projected revenues for certain stores due to the COVID-19 pandemic. Significant assumptions used in the Company’s projected undiscounted cash flow analyses included estimates of future revenue growth rates and operating expenses. Additionally, significant assumptions utilized in the fair value analyses included the aforementioned assumptions, as well as market-based assumptions such as a discount rate and market rents. This led to a high degree of auditor judgment and subjectivity in performing procedures and in assessing the assumptions utilized to project the undiscounted cash flows generated by retail stores with indicators of impairment, for purposes of determining if such cash flows were less than the carrying amount as well as in evaluating the assumptions utilized to estimate the fair value of those retail stores to calculate the impairment all of which can be affected by expectations about future market or economic conditions including outcomes resulting from the COVID-19 pandemic.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes over the identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by retail stores with indicators of impairment, the determination of the fair value of the retail stores and the measurement of any resulting impairment. These controls include, among others, management’s evaluation of indicators of impairment, management’s review of the assumptions utilized to develop the projected undiscounted cash flows and the related fair value estimates, and management’s testing of the completeness and accuracy of the underlying data utilized to project future operating results for the retail stores.

Our testing of the Company’s impairment analyses included, among other procedures, testing the completeness of retail stores evaluated for impairments, management’s process for developing the undiscounted cash flows, evaluating the models used and evaluating significant assumptions discussed above used to project the undiscounted cash flows and the incremental assumptions discussed above used to estimate fair value. For example, we compared the significant assumptions used by management to historical results and current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of the fair value estimate specific to evaluating the discount rate and market rents.

Loyalty Program
Description of the matter

The Company maintains a loyalty program, Ultamate Rewards, which offers members the ability to earn and redeem points on purchases of products and services. As described in Notes 2 and 5 to the consolidated financial statements, revenue from the loyalty program is recognized when the members redeem points or points expire. The Company estimates the amount of revenue to defer using the standalone selling price of the points earned and the expected redemption percentage. The Company evaluates its estimated standalone selling price quarterly based on the value of products or services purchased using points. The expected redemption percentage is based on historical redemption patterns in conjunction with current information and trends.

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

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To audit the standalone selling price per point, we validated that the price per point for each membership level was appropriate based on products or services purchased by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

March 26, 2021

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 26, 2021

Ulta Beauty, Inc.

Consolidated Balance Sheets

	January 30,	February 1,
(In thousands, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,046,051	$392,325
Short-term investments	—	110,000
Receivables, net	193,109	139,337
Merchandise inventories, net	1,168,215	1,293,701
Prepaid expenses and other current assets	107,402	103,567
Prepaid income taxes	—	16,387
Total current assets	2,514,777	2,055,317

Property and equipment, net	995,795	1,205,524
Operating lease assets	1,504,614	1,537,565
Goodwill	10,870	10,870
Other intangible assets, net	2,465	3,391
Deferred compensation plan assets	33,223	27,849
Other long-term assets	28,225	23,356
Total assets	$5,089,969	$4,863,872

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$477,052	$414,009
Accrued liabilities	296,334	246,088
Deferred revenue	274,383	237,535
Current operating lease liabilities	253,415	239,629
Accrued income taxes	42,529	—
Total current liabilities	1,343,713	1,137,261

Non-current operating lease liabilities	1,643,386	1,698,718
Deferred income taxes	65,359	89,367
Other long-term liabilities	37,962	36,432
Total liabilities	3,090,420	2,961,778

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 56,952 and 57,285 shares issued; 56,260 and 56,609 shares outstanding; at January 30, 2021 and February 1, 2020, respectively	569	573
Treasury stock-common, at cost	(37,801)	(34,448)
Additional paid-in capital	847,303	807,492
Retained earnings	1,189,422	1,128,477
Accumulated other comprehensive income	56	—
Total stockholders’ equity	1,999,549	1,902,094
Total liabilities and stockholders’ equity	$5,089,969	$4,863,872

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands, except per share data)	2021	2020	2019
Net sales	$6,151,953	$7,398,068	$6,716,615
Cost of sales	4,202,794	4,717,004	4,307,304
Gross profit	1,949,159	2,681,064	2,409,311

Selling, general and administrative expenses	1,583,017	1,760,716	1,535,464
Impairment, restructuring and other costs	114,322	—	—
Pre-opening expenses	15,000	19,254	19,767
Operating income	236,820	901,094	854,080
Interest expense (income), net	5,735	(5,056)	(5,061)
Income before income taxes	231,085	906,150	859,141
Income tax expense	55,250	200,205	200,582
Net income	$175,835	$705,945	$658,559

Net income per common share:
Basic	$3.12	$12.21	$11.00
Diluted	$3.11	$12.15	$10.94

Weighted average common shares outstanding:
Basic	56,351	57,840	59,864
Diluted	56,558	58,105	60,181

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Net income	$175,835	$705,945	$658,559
Other comprehensive income:
Foreign currency translation adjustments	56	—	—
Comprehensive income	$175,891	$705,945	$658,559

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Operating activities
Net income	$175,835	$705,945	$658,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,772	295,599	279,472
Non-cash lease expense	268,071	278,820	—
Long-lived asset impairment charge	72,533	—	—
Deferred income taxes	(24,008)	5,503	34,080
Stock-based compensation expense	27,583	25,045	26,636
Loss on disposal of property and equipment	6,827	5,850	2,885
Change in operating assets and liabilities:
Receivables	(53,772)	(20,637)	(36,387)
Merchandise inventories	125,486	(79,372)	(122,019)
Prepaid expenses and other current assets	(4,363)	9,289	(39,450)
Income taxes	58,916	610	(29,609)
Accounts payable	62,324	9,993	78,256
Accrued liabilities	58,599	28,183	29,265
Deferred revenue	36,848	38,481	50,684
Operating lease liabilities	(297,513)	(256,910)	—
Deferred rent	—	—	27,064
Other assets and liabilities	(783)	54,894	(3,309)
Net cash provided by operating activities	810,355	1,101,293	956,127

Investing activities
Purchases of short-term investments	—	(110,000)	(386,193)
Proceeds from short-term investments	110,000	—	506,193
Capital expenditures	(151,866)	(298,534)	(319,400)
Acquisitions, net of cash acquired	(1,220)	—	(13,606)
Purchases of equity investments	(5,665)	(62,946)	(2,101)
Net cash used in investing activities	(48,751)	(471,480)	(215,107)

Financing activities
Proceeds from long-term debt	800,000	—	—
Payments on long-term debt	(800,000)	—	—
Repurchase of common shares	(114,895)	(680,979)	(616,194)
Stock options exercised	12,229	43,780	13,121
Purchase of treasury shares	(3,353)	(9,540)	(6,141)
Debt issuance costs	(1,915)	—	—
Net cash used in financing activities	(107,934)	(646,739)	(609,214)

Effect of exchange rate changes on cash and cash equivalents	56	—	—
Net increase (decrease) in cash and cash equivalents	653,726	(16,926)	131,806
Cash and cash equivalents at beginning of year	392,325	409,251	277,445
Cash and cash equivalents at end of year	$1,046,051	$392,325	$409,251

Supplemental information
Cash paid for interest	$6,987	$—	$—
Income taxes paid, net of refunds	19,454	133,861	195,869
Non-cash capital expenditures	20,487	26,901	28,746

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – February 3, 2018	61,441	$614	(619)	$(18,767)	$698,917	$1,093,453	$—	$1,774,217
Net income	—	—	—	—	—	658,559	—	658,559
Stock-based compensation	—	—	—	—	26,636	—	—	26,636
Adoption of accounting standards - ASC 606	—	—	—	—	—	(29,980)	—	(29,980)
Stock options exercised and other awards	255	3	—	—	13,118	—	—	13,121
Purchase of treasury shares	—	—	(29)	(6,141)	—	—	—	(6,141)
Repurchase of common shares	(2,464)	(25)	—	—	—	(616,169)	—	(616,194)
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$—	$1,820,218
Net income	—	—	—	—	—	705,945	—	705,945
Stock-based compensation	—	—	—	—	25,045	—	—	25,045
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	—	(2,375)
Stock options exercised and other awards	374	4	—	—	43,776	—	—	43,780
Purchase of treasury shares	—	—	(28)	(9,540)	—	—	—	(9,540)
Repurchase of common shares	(2,321)	(23)	—	—	—	(680,956)	—	(680,979)
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net income	—	—	—	—	—	175,835	—	175,835
Stock-based compensation	—	—	—	—	27,583	—	—	27,583
Foreign currency translation adjustments	—	—	—	—	—	—	56	56
Stock options exercised and other awards	142	1	—	—	12,228	—	—	12,229
Purchase of treasury shares	—	—	(16)	(3,353)	—	—	—	(3,353)
Repurchase of common shares	(475)	(5)	—	—	—	(114,890)	—	(114,895)
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of January 30, 2021, the Company operated 1,264 stores across 50 states. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2021 (fiscal 2020), February 1, 2020 (fiscal 2019), and February 2, 2019 (fiscal 2018) were 52-week years.

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

	January 30,	February 1,
(In thousands)	2021	2020
Cash	$887,299	$212,876
Short-term investments	99,986	110,000
Receivables from third-party financial institutions for credit card and debit card transactions	58,766	69,449
Cash and cash equivalents	$1,046,051	$392,325

Short-term investments

The balance sheet classification of investments is determined at the time of purchase and evaluated at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments (see Note 16, “Investments”).

Receivables

Receivables consist principally of amounts due from vendors and amounts related to the employee retention credit (see Note 3, “Impact of the COVID-19 pandemic”). The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

The receivable for vendor allowances was $90,271 and $113,048 as of January 30, 2021 and February 1, 2020, respectively. The allowance for doubtful receivables was $768 and $1,363 as of January 30, 2021 and February 1, 2020, respectively. The receivable for the employee retention credit was $52,405 as of January 30, 2021. There was no receivable for the employee retention credit as of February 1, 2020.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $52,860 and $46,941 as of January 30, 2021 and February 1, 2020, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments. There was no outstanding debt as of January 30, 2021 and February 1, 2020.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation, and depreciated using the straight-line method over the shorter of the assets’ estimated useful lives or lease term. Leasehold improvements purchased after the beginning of the initial lease term are amortized over the shorter of the assets’ useful lives or a term that includes the original lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Repair and maintenance costs are expensed as incurred.

Equipment and fixtures	1 to 10 years
Electronic equipment and software	3 to 5 years

Costs incurred to obtain or develop internal use software are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the software.

Impairment of long-lived tangible and right-of-use assets

The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group identified is at the store level and includes both property and equipment and operating lease assets.

Significant estimates are used in determining future cash flows of each store over its remaining lease term including our expectations of future projected cash flows including revenues and operating expenses. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value.

The Company evaluates long-lived tangible and right-of-use assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company performs an undiscounted cash flow analysis over the asset group. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. Management’s forecast of future cash flows is based on the income approach. The fair value of individual operating lease assets is determined under the market approach using estimated market rent assessments based on broker quotes.

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable they are classified as Level 3 inputs under the fair value hierarchy (see Note 15, “Fair value measurements”). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to additional impairment losses in a future period (see Note 6, “Impairment, restructuring and other costs”).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The Company reviews the recoverability of goodwill annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist (see Note 8, “Goodwill”).

Other intangible assets

Other definite-lived intangible assets are amortized over their useful lives. The Company reviews the recoverability of intangible assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable (see Note 9, “Other intangible assets”).

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) on February 3, 2019 using the modified retrospective approach. Results and disclosure requirements for reporting periods beginning February 3, 2019 and later are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported under Topic 840.

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

Certain leases contain provisions that require variable payments based upon sales volume or payment of common area maintenance costs, real estate taxes, and insurance related to leases (variable lease cost).  Variable lease costs are expensed as incurred. This results in some variability in lease expense as a percentage of revenues over the term of the lease in stores where variable lease costs are paid. Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense. This results in some variability in lease expense as a percentage of revenues over the term of the lease in stores where contingent rent is paid.

Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term.

The Company subleases certain real estate to third parties for stores with excess square footage space.

The Company does not separate lease and non-lease components (e.g., common area maintenance).

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As there are no outstanding borrowings under the Company’s credit facility, this rate is estimated based on prevailing market conditions, comparable company and credit analysis, and judgment. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract (see Note 10, “Leases”).

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

When a guest redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of operations.

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

The Company accounts for the amounts associated with the Agreements as a single contract with the sole commercial objective to maintain the Credit Card programs. As a result, all amounts associated with the Agreements are recognized within net sales on the consolidated statements of operations.

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company has maintained historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $11,717, $12,448, and $12,446 in fiscal 2020, 2019, and 2018, respectively.

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

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment to the guest or guest pickup of the merchandise based on meeting the transfer of control criteria, net of estimated returns. Salon services revenue is recognized at the time the service is provided to the guest. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to e-commerce sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. The Company provides refunds for merchandise returns within 60 days from the original purchase date; however, due to store closures during the first half of fiscal 2020, we extended our return policy to 180 days through November 16, 2020. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales.

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

Advertising

Advertising costs consist principally of print, digital and social media, and television and radio advertising. Costs related to advertising are expensed in the period the related promotional event occurs. Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $7,112 and $9,605 as of January 30, 2021 and February 1, 2020, respectively. Advertising expense, exclusive of incentives from vendors and start-up advertising expense, is presented in the following table:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Advertising expense	$281,573	$317,865	$294,489
Advertising expense as a percentage of net sales	4.6%	4.3%	4.4%

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled, or relocated store are expensed as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold, including substantially all vendor allowances, which are treated as a reduction of merchandise costs; distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses; salon services payroll and benefits; and shrink and inventory valuation reserves.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses includes payroll, bonus, and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs related to our corporate office facilities; stock-based compensation expense; depreciation and amortization for all assets, except those related to our retail store and distribution operations, which are included in cost of sales; and legal, finance, information systems, and other corporate overhead costs.

Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases. The amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

Income tax benefits related to uncertain tax positions are recognized only when it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Penalties and interest related to unrecognized tax positions are recorded in income tax expense in the consolidated statements of operations (see Note 13, “Income taxes”).

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $27,583, $25,642, and $27,489 in fiscal 2020, 2019 and 2018, respectively (see Note 17, “Stock-based compensation”).

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

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 18, “Net income per common share”).

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

3. Impact of the COVID-19 pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to federal, state, and local government restrictions and recommendations and for the health and safety of our associates and guests, the Company temporarily closed all stores effective March 19, 2020. Effective April 19, 2020, the Company temporarily furloughed many store and salon associates and introduced curbside pickup, and on May 11, 2020, the Company started a phased store reopening process. By July 20, 2020, the full fleet of Ulta Beauty stores was operational, and by January 30, 2021, salon and brow services had resumed in almost all stores.

Results of operations for the fiscal year ended January 30, 2021 were significantly impacted by the effects of the COVID-19 pandemic, and the pandemic is expected to continue to have a negative impact on the Company’s business, financial condition, profitability, cash flows, and supply chain, although the full extent is uncertain. As the COVID-19 pandemic continues to evolve and resurgences occur, the extent of the impact on the Company’s business, financial condition, profitability, cash flows, and supply chain will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the duration of the pandemic and any more dangerous variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

The multi-year, strategic investments the Company made to enhance omnichannel and supply chain capabilities, combined with the ongoing commitment of the Company’s distribution associates, enabled the Company to support increased e-commerce demand and guest engagement.

The Company took the following actions during fiscal 2020 to preserve financial liquidity through these unprecedented circumstances:

●	the drawdown of $800,000 on March 18, 2020 under the Company’s revolving credit facility, which was repaid in full on September 2, 2020;
●	limited new hires and delayed merit increases for all corporate, store, and salon associates;
●	reduced marketing, travel and controllable expenses;
●	aligned inventory receipts with current sales trends;
●	prioritized payment obligations;
●	reduced new store openings, relocations and remodel projects; and
●	suspended the stock repurchase program, which resumed in the fourth quarter of fiscal 2020.

The Company evaluates long-lived tangible and right-of-use assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain stores, which resulted in the recording of certain long-lived asset impairment and restructuring charges. See Note 6, “Impairment, restructuring and other costs,” for additional details.

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

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 and through January 1, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to the COVID-19 pandemic, or (ii) have had gross receipts decline by more than 50% in a calendar quarter, when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the fiscal year ended January 30, 2021, the Company recognized $52,405 related to the ERC as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of operations and within accounts receivable, net on the consolidated balance sheets.

Additionally, the CARES Act contains provisions for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of January 30, 2021, the Company had deferred $43,845 in social security tax payments, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded within accrued liabilities on the Company’s consolidated balance sheets.

Technical corrections to tax depreciation. The CARES Act also includes a technical correction of tax depreciation methods for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. This provision of the CARES Act resulted in a cash tax refund of $4,600 relating to property and equipment, from filing an amendment to the Company’s 2018 federal income tax return, during fiscal 2020.

4.   Acquisitions

The Company has made investments to evolve the customer experience, with a strong emphasis on integrating technology across the business. To support these efforts, the Company paid $13,606 to acquire two technology companies in fiscal 2018.

On September 10, 2018, the Company acquired QM Scientific, an artificial intelligence technology company. The acquisition is not material to the Company’s consolidated financial statements.

On October 29, 2018, the Company acquired GlamST, an augmented reality technology company. The acquisition is not material to the Company’s consolidated financial statements.

5.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Cosmetics	44%	50%	51%
Skincare, bath, and fragrance	28%	22%	21%
Haircare products and styling tools	20%	19%	19%
Services	3%	5%	5%
Other (nail products, accessories, and other)	5%	4%	4%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal years 2020 and 2019:

	January 30,	February 1,
(In thousands)	2021	2020
Beginning balance	$230,011	$193,585
Additions to contract liabilities (1)	200,267	206,701
Deductions to contract liabilities (2)	(161,246)	(170,275)
Ending balance	$269,032	$230,011
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $5,351 and $7,524 at January 30, 2021 and February 1, 2020, respectively.

6. Impairment, restructuring and other costs

The following table provides a summary of the impairment, restructuring and other costs included in the consolidated statements of operations:

Fiscal year ended
January 30,
(In thousands)	2021
Impairment of long-lived tangible and right-of-use assets (1)	$41,948

Store closures
Impairment of long-lived tangible and right-of-use assets (1)	19,569
Lease termination costs	7,443
Severance (2)	489
Total store closures	27,501

Suspension of Canadian expansion
Impairment of long-lived tangible and right-of-use assets (1)	11,016
Lease termination costs	17,388
Severance (2)	717
Total suspension of Canadian expansion	29,121

Other severance (2)	15,752
Total (3)	$114,322

(1)	Amount included in the non-cash $72,533 long-lived asset impairment charge on the consolidated statements of cash flows for the fiscal year ended January 30, 2021.

(2)	As of January 30, 2021, there was $9,476 in accrued liabilities on the consolidated balance sheets primarily for severance.
(3)	There were no impairment, restructuring and other costs recognized during the fiscal years ended February 1, 2020 and February 2, 2019.

Impairment of long-lived tangible and right-of-use assets. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain retail stores. The Company’s analysis indicated that the carrying values of certain long-lived tangible and right-of-use assets exceeded their respective fair values. As a result, the Company recognized impairment charges related to certain retail stores for the fiscal year ended January 30, 2021. These impairment charges were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic. The Company also recorded long-lived tangible and right-of-use asset impairment charges related to store closures and suspension of the Canadian expansion during the fiscal year ended January 30, 2021 as described below.

Store closures. During the second quarter of fiscal 2020, the Company announced that after evaluating its store portfolio, it would permanently close 19 stores in the third quarter of fiscal 2020. Accordingly, for the fiscal year ended January 30, 2021, the Company recognized impairment, restructuring and other costs related to store closures. The impairment charges reduced the carrying value of the long-lived tangible and right-of-use assets to their fair value.

Suspension of Canadian expansion. In fiscal 2019, the Company announced plans to expand internationally with an initial launch into Canada. The Company continues to believe international markets provide a long-term growth opportunity. However, given the current operating environment, in September 2020 the Company decided to prioritize growth of its U.S. operations at this time and suspended its planned expansion to Canada. Investments to support the expansion into Canada were limited to early-stage infrastructure buildout and lease obligations for a small number of stores. The Company recognized impairment, restructuring and other costs related to suspension of the Canada expansion during the fiscal year ended January 30, 2021.

Other severance. As part of the efforts to optimize its cost structure, the Company eliminated certain field and corporate roles. As a result, severance expense was recognized during the fiscal year ended January 30, 2021.

7.   Property and equipment

Property and equipment consists of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Equipment and fixtures	$1,083,509	$1,073,764
Leasehold improvements	782,036	803,398
Electronic equipment and software	649,603	596,323
Construction-in-progress	52,668	92,355
	2,567,816	2,565,840
Less: accumulated depreciation and amortization	(1,572,021)	(1,360,316)
Property and equipment, net	$995,795	$1,205,524

8.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal years 2020 and 2019 are as follows:

	January 30,	February 1,
(In thousands)	2021	2020
Balance at beginning of the period	$10,870	$10,870
Acquisitions	—	—
Balance at the end of the period	$10,870	$10,870

9.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		January 30, 2021			February 1, 2020
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	2.7	$4,631	$(2,166)	$2,465	$4,631	$(1,240)	$3,391

Amortization expense related to intangible assets was $926, $926, and $314 in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Estimated amortization expense related to intangible assets at January 30, 2021, for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2021	$926
2022	926
2023	613
2024	—
2025	—
2026 and thereafter	—
$2,465

10. Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2033. Leases generally have initial lease terms of 10 years and when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

All retail store, distribution center, fast fulfillment center, and corporate office leases are classified as operating leases. The Company does not have any finance leases.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		January 30,	February 1,
(In thousands)	Classification on the Balance Sheet	2021	2020
Right-of-use assets	Operating lease assets	$1,504,614	$1,537,565

Current lease liabilities	Current operating lease liabilities	$253,415	$239,629
Non-current lease liabilities	Non-current operating lease liabilities	1,643,386	1,698,718
Total lease liabilities		$1,896,801	$1,938,347

Weighted-average remaining lease term		6.9 years	7.3 years
Weighted-average discount rate		3.6%	4.1%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal Year Ended
		January 30,	February 1,
(In thousands)	Classification on the Statement of Operations	2021	2020
Operating lease cost	Cost of sales (1)	$304,743	$289,007
Variable lease cost	Cost of sales	80,557	77,142
Short-term lease cost	Selling, general and administrative expenses	567	352
Sublease income	Net sales	(827)	(691)
Total lease cost		$385,040	$365,810
(1)	The majority of operating lease cost relates to retail stores, distribution centers, and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal Year Ended
	January 30,	February 1,
(In thousands)	2021	2020
Cash paid for operating lease liabilities (1)	$354,133	$338,942
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	255,966	355,286
(1)	Excludes $33,092 and $71,294 related to cash received for tenant incentives as of January 30, 2021 and February 1, 2020, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities as of January 30, 2021:

Fiscal year	(In thousands)
2021	$319,430
2022	353,137
2023	316,199
2024	283,813
2025	254,364
2026 and thereafter	624,925
Total lease payments	$2,151,868
Less: imputed interest	(255,067)
Present value of operating lease liabilities	$1,896,801

Operating lease payments exclude $75,782 of legally binding minimum lease payments for leases signed but not yet commenced.

11.   Commitments and contingencies

Contractual obligations – As of January 30, 2021, the Company had various non-cancelable obligations of $1,020 related to commitments made for goods and service contracts. All of these agreements expire over one year.

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

12.   Accrued liabilities

Accrued liabilities consist of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Accrued payroll, bonus, and employee benefits	$143,992	$77,435
Accrued taxes	36,787	39,051
Other accrued liabilities	115,555	129,602
Accrued liabilities	$296,334	$246,088

13.   Income taxes

The provision for income taxes consists of the following:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Current:
Federal	$67,724	$163,596	$137,255
State	11,534	31,106	29,247
Total current	79,258	194,702	166,502
Deferred:
Federal	(19,631)	1,182	29,374
State	(4,377)	4,321	4,706
Total deferred	(24,008)	5,503	34,080
Provision for income taxes	$55,250	$200,205	$200,582

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State effective rate, net of federal tax benefit	2.9%	3.1%	3.1%
Executive compensation limitation	1.2%	0.2%	0.2%
Excess deduction of stock compensation	(0.3)%	(1.1)%	(0.6)%
Other	(0.9)%	(1.1)%	(0.4)%
Effective tax rate	23.9%	22.1%	23.3%

Significant components of deferred tax assets and liabilities are as follows:

	January 30,	February 1,
(In thousands)	2021	2020
Deferred tax assets:
Operating lease liability	$484,780	$496,977
Reserves not currently deductible	32,590	35,626
Accrued liabilities	31,056	27,363
Employee benefits	23,687	22,907
Inventory valuation	8,386	4,021
NOL carryforwards	255	288
Credit carryforwards	291	224
Other	—	1,019
Total deferred tax assets	581,045	588,425
Deferred tax liabilities:
Operating lease asset	561,605	567,198
Property and equipment	32,812	61,570
Prepaid expenses	46,013	45,354
Receivables not currently includable	3,720	2,863
Intangibles	585	807
Other	1,669	—
Total deferred tax liabilities	646,404	677,792
Net deferred tax liability	$(65,359)	$(89,367)

At January 30, 2021, the Company had $291 of credit carryforwards for state income tax purposes that expire between 2022 and 2024. The Company also had $533 of state net operating loss (NOL) carryforwards that expire by 2039 and $985 of federal and $36 of state NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with the ASC 740-10 rules for income taxes. The reserve for uncertain tax positions was $2,783 and $3,536 at January 30, 2021 and February 1, 2020, respectively. The balance is the Company’s best estimate of the potential liability for uncertain tax positions. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	January 30,	February 1,
(In thousands)	2021	2020
Balance at beginning of the year	$3,536	$3,844
Increase due to a prior year tax position	224	602
Decrease due to a prior year tax position	(977)	(910)
Balance at end of the year	$2,783	$3,536

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2020 and 2019.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2018 and is no longer subject to examinations by state authorities before 2016.

14.   Debt

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

As of January 30, 2021 and February 1, 2020, the Company had no borrowings outstanding under the credit facility and the weighted average interest rate was 1.56% for fiscal year 2020. As of January 30, 2021, the Company was in compliance with all terms and covenants of the Loan Agreement.

15.   Fair value measurements

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

As of January 30, 2021 and February 1, 2020, the Company held financial liabilities included in other long-term liabilities on the consolidated balance sheets of $32,909 and $29,442, respectively, related to its non-qualified deferred compensation plan. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

16.   Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. There were no short-term investments as of January 30, 2021. Short-term investments were $110,000 as of February 1, 2020.

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $3,174 and $3,936 as of January 30, 2021 and February 1, 2020, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company contributed capital of $5,665 and received distributions including $1,689 of investment tax credits during fiscal year 2020. The Company contributed capital of $62,946 and received distributions including $60,208 of investment tax credits during fiscal year 2019.

17.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

In June 2016, the Company adopted the Amended and Restated 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of January 30, 2021, the 2011 Plan reserves for the issuance upon grant or exercise of awards up to 2,791 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Stock options	$10,757	$8,660	$8,590
Restricted stock units	16,608	12,762	12,077
Performance-based restricted stock units	218	4,220	6,822
Total stock-based compensation expense	$27,583	$25,642	$27,489

Cash received from stock option exercises	$12,229	$43,780	$13,121
Income tax benefit	$750	$11,600	$6,135

Common stock options

Stock-based compensation expense is measured on the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards expected to vest. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model with the following weighted-average assumptions:

	Fiscal year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Volatility rate	43.0%	31.0%	29.0%
Average risk-free interest rate	0.3%	2.3%	2.4%
Average expected life (in years)	3.4	3.5	3.4
Dividend yield	None	None	None

The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The expected life of options granted is derived from historical data on Ulta Beauty stock option exercises. Forfeitures of stock options are estimated at the grant date based on historical rates of stock option activity and reduce the stock-based compensation expense recognized. The Company does not currently pay a regular dividend.

The following table presents information related to common stock options:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands, except weighted-average grant date fair value)	2021	2020	2019
Weighted-average grant date fair value	$54.40	$89.91	$50.10
Fair value of options vested	9,741	9,143	10,042
Intrinsic value of options exercised	11,304	51,650	25,902

At January 30, 2021, there was approximately $16,810 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	539	$212.58	755	$174.34	766	$147.76
Granted	248	174.45	97	348.73	163	204.27
Exercised	(90)	135.70	(285)	153.64	(166)	78.81
Forfeited/Expired	(26)	219.47	(28)	263.34	(8)	260.83
End of year	671	$208.47	539	$212.58	755	$174.34
Exercisable at end of year	236	$209.03	172	$159.39	296	$134.27
Vested and Expected to vest	639	$208.49	510	$211.14	718	$173.02

The following table presents information related to stock options outstanding and stock options exercisable at January 30, 2021 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$57.42 – $127.15	31	2	$83.88	31	2	$83.88
$127.16 – $164.06	104	5	163.63	54	5	163.23
$164.07 – $174.45	234	9	174.45	–	–	–
$174.46 – $204.27	139	7	201.79	73	6	199.51
$204.28 – $281.53	78	6	279.03	56	6	278.91
$281.54 – $348.73	85	8	348.73	22	8	348.73
$57.42 – $348.73	671	7	$208.47	236	5	$209.03

The aggregate intrinsic value of outstanding and exercisable stock options as of January 30, 2021 was $53,868 and $18,332, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on January 30, 2021 was $279.76 per share.

Restricted stock units

Restricted stock units are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest within one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed on a straight-line basis over the requisite service period. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 30, 2021, unrecognized stock-based compensation expense related to restricted stock units was $26,267. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	159	$259.21	168	$220.68	134	$207.70
Granted	163	179.72	53	335.28	97	208.82
Vested	(38)	276.51	(46)	207.77	(52)	164.35
Forfeited	(31)	218.40	(16)	259.65	(11)	227.44
End of year	253	$210.46	159	$259.21	168	$220.68
Expected to vest	234	$210.46	147	$259.21	154	$220.68

Performance-based restricted stock units

Performance-based restricted stock units are granted to certain employees. These awards cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals at the end of the second year of the term. The grant date fair value of performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based restricted stock units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of performance-based restricted stock units are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 30, 2021, unrecognized stock-based compensation expense related to performance-based restricted stock units was $183. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Beginning of year	62	$267.60	94	$214.64	78	$196.81
Granted	–	–	21	348.73	33	204.27
Change in performance award payout	(5)	204.27	(3)	281.53	22	191.76
Vested	(14)	281.53	(43)	191.76	(36)	151.20
Forfeited	(6)	263.38	(7)	258.80	(3)	224.49
End of year	37	$271.88	62	$267.60	94	$214.64
Expected to vest	35	$271.88	57	$267.60	87	$214.64

The number of performance-based restricted stock units granted is based on achieving the targeted performance goals as defined in the performance-based restricted stock unit agreements. As of January 30, 2021, the maximum number of units that could vest under the provisions of the agreements was 55.

18.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net income	$175,835	$705,945	$658,559

Denominator:
Weighted-average common shares – Basic	56,351	57,840	59,864
Dilutive effect of stock options and non-vested stock	207	265	317
Weighted-average common shares – Diluted	56,558	58,105	60,181

Net income per common share:
Basic	$3.12	$12.21	$11.00
Diluted	$3.11	$12.15	$10.94

The denominator for diluted net income per common share for fiscal years 2020, 2019, and 2018 excludes 211, 298, and 302 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

19.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2018, the Company match was 100% of the first 3% of eligible compensation. Starting in January 2019, the Company added an additional 50% match for the next 2% of eligible compensation. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of operations as follows:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
401(k) plan matching contribution expense	$16,878	$16,556	$10,029

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2020, 2019 and 2018, the Company match was 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of operations and was insignificant during fiscal 2020, 2019, and 2018.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	January 30,	February 1,
(In thousands)	2021	2020
Deferred compensation plan liability	$32,909	$29,442
Deferred compensation plan assets	33,223	27,849

20.   Selected quarterly financial data (unaudited)

The following tables set forth the unaudited quarterly results of operations for each of the quarters in fiscal 2020 and fiscal 2019. The quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31.

	Fiscal 2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,173,210	$1,228,009	$1,552,033	$2,198,701
Cost of sales	869,605	899,002	1,006,514	1,427,673
Gross profit	303,605	329,007	545,519	771,028

Selling, general and administrative expenses	380,912	271,587	416,378	514,140
Impairment, restructuring and other costs	19,542	40,758	23,624	30,398
Pre-opening expenses	4,635	3,907	4,240	2,218
Operating income (loss)	(101,484)	12,755	101,277	224,272
Interest expense, net	1,272	2,617	1,383	463
Income (loss) before income taxes	(102,756)	10,138	99,894	223,809
Income tax expense (benefit)	(24,247)	2,086	25,096	52,315
Net income (loss)	$(78,509)	$8,052	$74,798	$171,494

Net income (loss) per common share:
Basic	$(1.39)	$0.14	$1.33	$3.04
Diluted	$(1.39)	$0.14	$1.32	$3.03

	Fiscal 2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,743,029	$1,666,607	$1,682,514	$2,305,918
Cost of sales	1,098,182	1,060,708	1,059,081	1,499,033
Gross profit	644,847	605,899	623,433	806,885

Selling, general and administrative expenses	403,133	392,843	449,198	515,542
Pre-opening expenses	4,174	5,038	6,455	3,587
Operating income	237,540	208,018	167,780	287,756
Interest income, net	(2,046)	(1,671)	(900)	(439)
Income before income taxes	239,586	209,689	168,680	288,195
Income tax expense	47,365	48,431	38,933	65,476
Net income	$192,221	$161,258	$129,747	$222,719

Net income per common share:
Basic	$3.28	$2.77	$2.25	$3.91
Diluted	$3.26	$2.76	$2.25	$3.89

The sum of the quarterly net income per common share may not equal the annual total due to quarterly changes in the weighted average shares and share equivalents outstanding.

21.   Share repurchase program

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

On March 12, 2020, the Company announced that the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts of $177,805 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. On April 2, 2020, the Company announced that the share repurchase program had been suspended in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic. The program resumed during the fourth quarter of fiscal 2020.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Shares repurchased	475	2,321	2,464
Total cost of shares repurchased	$114,895	$680,979	$616,194

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2020
Allowance for doubtful accounts	$1,363	$22	$(617)	(a)	$768
Inventory reserve	46,941	42,634	(36,715)		52,860
Fiscal 2019
Allowance for doubtful accounts	$651	$1,094	$(382)	(a)	$1,363
Inventory reserve	36,640	50,285	(39,984)		46,941
Fiscal 2018
Allowance for doubtful accounts	$1,371	$573	$(1,293)	(a)	$651
Inventory reserve	24,804	47,923	(36,087)		36,640
(a)	Represents write-off of uncollectible accounts

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 3, 2020		8-K	3.2	001-33764	6/8/2020
4	Description of Ulta Beauty, Inc.’s Securities		10-K	4	001-33764	3/27/2020
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3	Amendment No. 1 to Second Amended and Restated Agreement, dated March 11, 2020, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders		10-K	10.3	001-33764	3/27/2020
10.4	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007
10.5	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8-K	10.1	001-33764	6/24/2013

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10-Q	10.1	001-33764	6/10/2014
10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.13	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.17	Restricted Stock Unit Award Agreement dated March 29, 2018, with Mary Dillon*		10-K	10.17	001-33764	4/3/2018
10.18	Amendment to Employment Letter Regarding Severance Entitlements, dated March 29, 2018, between Ulta Beauty, Inc. and Mary Dillon*		10-K	10.18	001-33764	4/3/2018
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
99

Proxy Statement for the 2021 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after January 30, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2021 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 26, 2021.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Mary N. Dillon	Chief Executive Officer and	March 26, 2021
Mary N. Dillon	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	March 26, 2021
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Sally E. Blount	Director	March 26, 2021
Sally E. Blount

/s/ Michelle L. Collins	Director	March 26, 2021
Michelle L. Collins

/s/ Robert F. DiRomualdo	Chairperson of the Board of Directors	March 26, 2021
Robert F. DiRomualdo

/s/ Catherine Halligan	Director	March 26, 2021
Catherine Halligan

/s/ Charles Heilbronn	Director	March 26, 2021
Charles Heilbronn

/s/ Patricia A. Little	Director	March 26, 2021
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 26, 2021
Michael R. MacDonald

/s/ George Mrkonic	Director	March 26, 2021
George Mrkonic

/s/ Lorna E. Nagler	Director	March 26, 2021
Lorna E. Nagler

/s/ Michael C. Smith	Director	March 26, 2021
Michael C. Smith