Form 10-Q
period 2021-05-01
Ulta Beauty, Inc.
filed 2021-05-27
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 21, 2021 was 54,757,556 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 1,	January 30,	May 2,
(In thousands, except per share data)	2021	2021	2020
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$947,456	$1,046,051	$1,043,540
Short-term investments	—	—	110,000
Receivables, net	154,342	193,109	88,691
Merchandise inventories, net	1,353,565	1,168,215	1,340,566
Prepaid expenses and other current assets	108,393	107,402	97,041
Prepaid income taxes	—	—	48,982
Total current assets	2,563,756	2,514,777	2,728,820

Property and equipment, net	960,440	995,795	1,148,341
Operating lease assets	1,487,616	1,504,614	1,583,490
Goodwill	10,870	10,870	10,870
Other intangible assets, net	2,233	2,465	3,159
Deferred compensation plan assets	34,279	33,223	25,388
Other long-term assets	28,350	28,225	30,483
Total assets	$5,087,544	$5,089,969	$5,530,551

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$552,837	$477,052	$466,043
Accrued liabilities	322,676	296,334	173,310
Deferred revenue	270,090	274,383	216,330
Current operating lease liabilities	263,200	253,415	240,496
Accrued income taxes	113,960	42,529	—
Total current liabilities	1,522,763	1,343,713	1,096,179

Non-current operating lease liabilities	1,613,309	1,643,386	1,748,245
Long-term debt	—	—	800,000
Deferred income taxes	66,483	65,359	95,276
Other long-term liabilities	40,272	37,962	36,892
Total liabilities	3,242,827	3,090,420	3,776,592

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 55,803, 56,952 and 57,003 shares issued; 55,090, 56,260 and 56,312 shares outstanding; at May 1, 2021, January 30, 2021, and May 2, 2020, respectively	558	569	570
Treasury stock-common, at cost	(44,567)	(37,801)	(37,450)
Additional paid-in capital	861,312	847,303	813,924
Retained earnings	1,027,414	1,189,422	976,990
Accumulated other comprehensive income (loss)	—	56	(75)
Total stockholders’ equity	1,844,717	1,999,549	1,753,959
Total liabilities and stockholders’ equity	$5,087,544	$5,089,969	$5,530,551

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands, except per share data)	2021	2020
Net sales	$1,938,519	$1,173,210
Cost of sales	1,184,731	869,605
Gross profit	753,788	303,605

Selling, general and administrative expenses	443,875	380,912
Impairment costs	—	19,542
Pre-opening expenses	4,589	4,635
Operating income (loss)	305,324	(101,484)
Interest expense, net	358	1,272
Income (loss) before income taxes	304,966	(102,756)
Income tax expense (benefit)	74,677	(24,247)
Net income (loss)	$230,289	$(78,509)

Net income (loss) per common share:
Basic	$4.13	$(1.39)
Diluted	$4.10	$(1.39)

Weighted average common shares outstanding:
Basic	55,795	56,419
Diluted	56,172	56,419

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Net income (loss)	$230,289	$(78,509)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(75)
Comprehensive income (loss)	$230,289	$(78,584)

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$230,289	$(78,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,599	76,626
Non-cash lease expense	68,881	70,863
Long-lived asset impairment charge	—	19,542
Deferred income taxes	1,124	5,909
Stock-based compensation expense	8,978	6,182
Loss on disposal of property and equipment	1,089	1,521
Change in operating assets and liabilities:
Receivables	38,767	50,646
Merchandise inventories	(185,350)	(46,865)
Prepaid expenses and other current assets	(991)	6,526
Income taxes	71,431	(32,595)
Accounts payable	76,580	46,965
Accrued liabilities	23,209	(63,927)
Deferred revenue	(4,293)	(21,205)
Operating lease liabilities	(72,175)	(68,976)
Other assets and liabilities	1,929	2,979
Net cash provided by (used in) operating activities	330,067	(24,318)

Investing activities
Capital expenditures	(34,563)	(41,474)
Purchases of equity investments	—	(5,386)
Net cash used in investing activities	(34,563)	(46,860)

Financing activities
Proceeds from long-term debt	—	800,000
Repurchase of common shares	(392,309)	(72,981)
Stock options exercised	5,032	250
Purchase of treasury shares	(6,766)	(3,002)
Debt issuance costs	—	(1,799)
Net cash provided by (used in) financing activities	(394,043)	722,468

Effect of exchange rate changes on cash and cash equivalents	(56)	(75)
Net increase (decrease) in cash and cash equivalents	(98,595)	651,215
Cash and cash equivalents at beginning of period	1,046,051	392,325
Cash and cash equivalents at end of period	$947,456	$1,043,540

Supplemental information
Cash paid for interest	$526	$1,688
Income taxes paid, net of refunds	1,725	5,636
Non-cash capital expenditures	22,825	23,119

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net loss	—	—	—	—	—	(78,509)	—	(78,509)
Stock-based compensation	—	—	—	—	6,182	—	—	6,182
Foreign currency translation adjustments	—	—	—	—	—	—	(75)	(75)
Stock options exercised and other awards	45	—	—	—	250	—	—	250
Purchase of treasury shares	—	—	(15)	(3,002)	—	—	—	(3,002)
Repurchase of common shares	(327)	(3)	—	—	—	(72,978)	—	(72,981)
Balance – May 2, 2020	57,003	$570	(691)	$(37,450)	$813,924	$976,990	$(75)	$1,753,959

Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	230,289	—	230,289
Stock-based compensation	—	—	—	—	8,978	—	—	8,978
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	94	1	—	—	5,031	—	—	5,032
Purchase of treasury shares	—	—	(21)	(6,766)	—	—	—	(6,766)
Repurchase of common shares	(1,243)	(12)	—	—	—	(392,297)	—	(392,309)
Balance – May 1, 2021	55,803	$558	(713)	$(44,567)	$861,312	$1,027,414	$—	$1,844,717

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

The Company was originally founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As of May 1, 2021, the Company operated 1,290 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	23	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	10	New Hampshire	8
California	161	New Jersey	43
Colorado	26	New Mexico	7
Connecticut	18	New York	50
Delaware	3	North Carolina	36
Florida	90	North Dakota	3
Georgia	39	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	17
Illinois	55	Pennsylvania	44
Indiana	24	Rhode Island	3
Iowa	11	South Carolina	22
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	27
Louisiana	18	Texas	118
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	23	Virginia	30
Michigan	49	Washington	34
Minnesota	19	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,290

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 1, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2022, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended January 30, 2021. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The first quarter in fiscal 2021 and 2020 ended on May 1, 2021 and May 2, 2020, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, will be reflected in the consolidated financial statements in future periods.

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

Long-lived tangible and right-of-use assets are evaluated for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An undiscounted cash flow analysis is performed over the asset group. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. Management’s forecast of future cash flows is based on the income approach. The fair value of individual operating lease assets is determined under the market approach using estimated market rent assessments based on broker quotes.

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 9, Fair value measurements”). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, there may be exposure to additional impairment losses in a future period (see Note 4, “Impairment costs”).

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

The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company believes there is a reasonable assurance that it will comply with the relevant conditions of the employee retention credit provision of the CARES Act and that it will receive the credit. The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act, and the potential impacts on the business.

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 through January 1, 2021 and 70% of the first ten thousand dollars, per quarter, in qualified wages paid to each employee commencing on January 1, 2021 through June 30, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a governmental order, or (ii) have had gross receipts decline by more than 50% in a calendar quarter in fiscal 2020 or 20% in a calendar quarter in fiscal 2021, when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the 13 weeks ended May 1, 2021, there was $2,339 related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of operations and within accounts receivable, net on the consolidated balance sheets. The receivable for the ERC was $54,744 as of May 1, 2021. There were no amounts related to the ERC recognized during the 13 weeks ended May 2, 2020, and there was no receivable for the ERC as of May 2, 2020.

Additionally, the CARES Act contains provisions for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of May 1, 2021, there was $43,845 of social security tax payments deferred, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded within accrued liabilities on the consolidated balance sheets. There were no social security tax payments deferred as of May 2, 2020.

Recently adopted accounting pronouncements

Taxes – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted the new guidance as of January 31, 2021, and its adoption had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	May 1,	May 2,
(Percentage of net sales)	2021	2020
Cosmetics (1)	45%	50%
Skincare	19%	17%
Haircare products and styling tools	19%	18%
Fragrance and bath	11%	7%
Services	3%	4%
Accessories and other (1)	3%	4%
	100%	100%
(1)	Certain sales departments were reclassified between categories in the prior year to conform to current year presentation.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended May 1, 2021 and May 2, 2020:

	May 1,	May 2,
(In thousands)	2021	2020
Beginning balance	$269,032	$230,011
Additions to contract liabilities (1)	97,681	41,636
Deductions to contract liabilities (2)	(113,541)	(64,994)
Ending balance	$253,172	$206,653
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $16,918 and $9,677 at May 1, 2021 and May 2, 2020, respectively.

4.Impairment costs

As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain retail stores during the 13 weeks ended May 2, 2020. The Company’s analysis indicated that the carrying values of certain long-lived tangible and right-of-use assets exceeded their respective fair values. As a result, impairment costs of $19,542 related to certain retail stores were recognized during the 13 weeks ended May 2, 2020. These impairment costs were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic. There were no impairment costs recognized during the 13 weeks ended May 1, 2021.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at May 1, 2021, January 30, 2021, and May 2, 2020. No additional goodwill was recognized during the 13 weeks ended May 1, 2021. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

6.Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2033. All leases are classified as operating leases and generally have initial lease terms of 10 years and, when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

Lease cost

The majority of operating lease cost relates to retail stores, distribution centers, and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses. Operating lease cost was $78,736 and $77,533 for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Cash paid for operating lease liabilities (1)	$90,227	$87,434
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	51,883	119,371
(1)	Excludes $7,986 and $12,075 related to cash received for tenant incentives for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

7.Commitments and contingencies

The Company is involved in various legal proceedings that are incidental to the conduct of the business including both class action and single plaintiff litigation. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

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

As of May 1, 2021 and January 30, 2021, there were no borrowings outstanding under the credit facility. As of May 2, 2020, there was $800,000 outstanding under the credit facility and the weighted average interest rate was 1.94%.

As of May 1, 2021, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of May 1, 2021, January 30, 2021, and May 2, 2020, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $35,449, $32,909, and $23,330, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10.Investments

Short-term investments typically consist of certificates of deposit and are carried at cost, which approximates fair value. There were no short-term investments as of May 1, 2021 and January 30, 2021. Short-term investments were $110,000 as of May 2, 2020.

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $3,247, $3,174, and $6,437 as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during the 13 weeks ended May 1, 2021. The Company contributed capital of $5,386 and received distributions including $1,250 of investment tax credits during the 13 weeks ended May 2, 2020.

11.Stock-based compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards expected to vest. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions for the periods indicated:

	13 Weeks Ended
	May 1,	May 2,
	2021	2020
Volatility rate	46.9%	43.0%
Average risk-free interest rate	0.4%	0.3%
Average expected life (in years)	3.9	3.4
Dividend yield	None	None

The Company granted 61 and 248 stock options during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. Stock-based compensation expense for stock options was $2,897 and $2,475 for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. The weighted-average grant date fair value of these stock options was $109.72 and $54.40 for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. At May 1, 2021, there was approximately $20,470 of unrecognized stock-based compensation expense related to unvested stock options.

There were 52 and 152 restricted stock units issued during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. Stock-based compensation expense for restricted stock units was $4,835 and $4,187 for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. At May 1, 2021, there was approximately $36,761 of unrecognized stock-based compensation expense related to restricted stock units.

There were 46 performance-based restricted stock units issued during the 13 weeks ended May 1, 2021. There were no performance-based restricted stock units issued during the 13 weeks ended May 2, 2020. Stock-based compensation expense for performance-based restricted stock units was $1,246 for the 13 weeks ended May 1, 2021. Stock-based compensation benefit for performance-based restricted stock units was $480 for the 13 weeks ended May 2, 2020. At May 1, 2021, there was approximately $19,721 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $74,677 for the 13 weeks ended May 1, 2021 represents an effective tax rate of 24.5%, compared to $24,247 of income tax benefit representing an effective tax rate of 23.6% for the 13 weeks ended May 2, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the first quarter of fiscal 2020 as a result of an increase in pretax income.

13.Net income (loss) per common share

The following is a reconciliation of net income (loss) and the number of shares of common stock used in the computation of net income (loss) per basic and diluted common share:

	13 Weeks Ended
	May 1,	May 2,
(In thousands, except per share data)	2021	2020
Numerator:
Net income (loss)	$230,289	$(78,509)

Denominator:
Weighted-average common shares – Basic	55,795	56,419
Dilutive effect of stock options and non-vested stock	377	—
Weighted-average common shares – Diluted	56,172	56,419

Net income (loss) per common share:
Basic	$4.13	$(1.39)
Diluted	$4.10	$(1.39)

The denominator for diluted net income (loss) per common share for the 13 weeks ended May 1, 2021 and May 2, 2020 excludes 262 and 732 stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

14.Share repurchase program

On March 14, 2019, the Board of Directors authorized a share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875,000 of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25,435 from the earlier share repurchase program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

On March 12, 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177,805 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Shares repurchased	1,243	327
Total cost of shares repurchased	$392,309	$72,981

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	The negative impacts the COVID-19 pandemic has had, and will continue to have, on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and/or government aid programs;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our Efficiencies for Growth cost optimization program;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 30, 2021, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Impact of COVID-19

We continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. As we navigated the impact of the COVID pandemic, we proactively took steps to optimize our cost structure, while also investing in new capabilities to support future growth. As of May 1, 2021, all our stores, salons and brow service offerings were open and operating under our Shop Safe Standards. We intend to resume skin and make-up services when it is safe to do so. Additionally, during the first quarter of fiscal 2021, as local restrictions lifted, we increased our operating hours and, as store traffic trends improved, we adjusted staffing levels to support the increased demand.

During the first quarter of fiscal 2021, we experienced an increase in sales driven primarily by the favorable impact in the U.S. from improving consumer confidence, government stimulus payments and the easing of COVID-19 restrictions. While operations during the first quarter of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on fiscal 2020 operations and financial results during the first quarter of fiscal 2020 and could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company's business and financial results will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, supply chain disruptions, the potential for increased freight costs and higher wholesale costs, the duration of the pandemic and any more dangerous variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, and how quickly and to what extent normal economic and operating conditions can resume.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, the COVID-19 pandemic and its various impacts have changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. Despite the overall beauty market decline in 2020, we expect the beauty category will return to growth in 2021 as consumers recover from the impacts of COVID-19, and we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

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

Impairment costs include long-lived asset impairment charges.

Pre-opening expenses include non-capital expenditures during the period prior to store opening for new, remodeled, and relocated stores including rent during the construction period for new and relocated stores, store set-up labor, management and employee training, and grand opening advertising.

Interest expense (income), net includes both interest expense and income. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2021 and 2020 ended on May 1, 2021 and May 2, 2020, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	May 1,	May 2,
(Dollars in thousands)	2021	2020
Net sales	$1,938,519	$1,173,210
Cost of sales	1,184,731	869,605
Gross profit	753,788	303,605

Selling, general and administrative expenses	443,875	380,912
Impairment costs	—	19,542
Pre-opening expenses	4,589	4,635
Operating income (loss)	305,324	(101,484)
Interest expense, net	358	1,272
Income (loss) before income taxes	304,966	(102,756)
Income tax expense (benefit)	74,677	(24,247)
Net income (loss)	$230,289	$(78,509)

Other operating data:
Number of stores end of period	1,290	1,264
Comparable sales	65.9%	(35.3)%

	13 Weeks Ended
	May 1,	May 2,
(Percentage of net sales)	2021	2020
Net sales	100.0%	100.0%
Cost of sales	61.1%	74.1%
Gross profit	38.9%	25.9%

Selling, general and administrative expenses	22.9%	32.5%
Impairment costs	0.0%	1.7%
Pre-opening expenses	0.2%	0.4%
Operating income (loss)	15.8%	(8.7)%
Interest expense, net	0.0%	0.1%
Income (loss) before income taxes	15.8%	(8.8)%
Income tax expense (benefit)	3.9%	(2.1)%
Net income (loss)	11.9%	(6.7)%

Comparison of 13 weeks ended May 1, 2021 to 13 weeks ended May 2, 2020

Net sales

Net sales increased $765.3 million or 65.2%, to $1.9 billion for the 13 weeks ended May 1, 2021, compared to $1.2 billion for the 13 weeks ended May 2, 2020. The net sales increase was primarily due to the favorable impact in the U.S. from improving consumer confidence, government stimulus payments and the easing of COVID-19 restrictions. The total comparable sales increase of 65.9% was driven by a 52.5% increase in transactions and an 8.8% increase in average ticket.

Gross profit

Gross profit increased $450.2 million or 148.3%, to $753.8 million for the 13 weeks ended May 1, 2021, compared to $303.6 million for the 13 weeks ended May 2, 2020. Gross profit as a percentage of net sales increased to 38.9% for the

13 weeks ended May 1, 2021, compared to 25.9% for the 13 weeks ended May 2, 2020. The increase in gross profit margin was primarily due to leverage in fixed costs due to higher sales, improvement in merchandise margins, lower salon expenses, and favorable channel mix shifts.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $63.0 million or 16.5%, to $443.9 million for the 13 weeks ended May 1, 2021, compared to $380.9 million for the 13 weeks ended May 2, 2020, primarily due to higher store payroll and benefits and higher advertising. SG&A expenses as a percentage of net sales decreased to 22.9% for the 13 weeks ended May 1, 2021, compared to 32.5% for the 13 weeks ended May 2, 2020, driven by an increase in net sales.

Impairment costs

There were no impairment costs recognized in the 13 weeks ended May 1, 2021, compared to $19.5 million for the 13 weeks ended May 2, 2020.

Pre-opening expenses

Pre-opening expenses of $4.6 million for the 13 weeks ended May 1, 2021 were consistent with the 13 weeks ended May 2, 2020.

Interest expense, net

Interest expense, net was $0.4 million for the 13 weeks ended May 1, 2021, compared to $1.3 million for the 13 weeks ended May 2, 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on the credit facility as of May 1, 2021. We had $800.0 million outstanding under the credit facility as of May 2, 2020.

Income tax expense (benefit)

Income tax expense of $74.7 million for the 13 weeks ended May 1, 2021 represents an effective tax rate of 24.5%, compared to $24.2 million of income tax benefit representing an effective tax rate of 23.6% for the 13 weeks ended May 2, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the first quarter of fiscal 2020 as a result of an increase in pretax income.

Net income (loss)

Net income was $230.3 million for the 13 weeks ended May 1, 2021, compared to net loss of $78.5 million for the 13 weeks ended May 2, 2020. The increase in net income is primarily related to the $450.2 million increase in gross profit and $19.5 million decrease in impairment charges, partially offset by the $63.0 million increase in SG&A expenses and the $98.9 million increase in income tax expense.

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued improvement in our information technology systems.

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of May 1, 2021, January 30, 2021, and May 2, 2020, we had cash and cash equivalents and short-term investments of $947.5 million, $1.0 billion, and $1.2 billion, respectively.

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

The following table presents a summary of our cash flows for the 13 weeks ended May 1, 2021 and May 2, 2020:

	13 Weeks Ended
	May 1,	May 2,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$330,067	$(24,318)
Net cash used in investing activities	(34,563)	(46,860)
Net cash provided by (used in) financing activities	(394,043)	722,468
Effect of exchange rate changes on cash and cash equivalents	(56)	(75)
Net increase (decrease) in cash and cash equivalents	$(98,595)	$651,215

Operating activities

Operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The first quarter of 2021 increase over the first quarter of 2020 is mainly due to the increase in net income, income taxes, and the timing of accounts payable and accrued liabilities, partially offset by a decrease in inventory and long-lived asset impairment charges. The increase in net income was primarily due to an increase in gross profit resulting from higher sales and a decrease in impairment costs, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.4 billion at May 1, 2021, compared to $1.3 billion at May 2, 2020, representing an increase of $13.0 million or 1.0%. The change in inventory is primarily due to the following:

●	$28 million increase due to the addition of 26 net new stores opened since May 2, 2020
●	$25 million increase due to the opening of the Jacksonville, FL fast fulfillment center
●	$40 million decrease due to higher sales

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $34.6 million during the 13 weeks ended May 1, 2021 compared to $41.5 million during the 13 weeks ended May 2, 2020.

During the 13 weeks ended May 1, 2021, we opened 28 new stores and relocated one store, compared to the 13 weeks ended May 2, 2020, when we opened 11 new stores and relocated one store.

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

We had no borrowings outstanding under the credit facility as of May 1, 2021 and January 30, 2021. As of May 2, 2020, we had $800.0 million outstanding under the credit facility. The zero outstanding borrowings position at May 1, 2021 and January 30, 2021 continues to be due to a combination of factors including an improvement in sales trends as compared to the first quarter of fiscal 2020, overall performance of management initiatives including expense control, as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, share repurchases, and seasonal inventory needs.

Share repurchase plan

On March 14, 2019, the Board of Directors authorized a share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the earlier share repurchase program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

On March 12, 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177.8 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 1,	May 2,
(Dollars in millions)	2021	2020
Shares repurchased	1,243,209	326,970
Total cost of shares repurchased	$392.3	$73.0

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

As of May 1, 2021 and January 30, 2021, we had no borrowings outstanding under the credit facility. As of May 2, 2020, we had $800.0 million outstanding under the credit facility and the weighted average interest rate was 1.94%.

As of May 1, 2021, we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of May 1, 2021, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 13 weeks ended May 1, 2021.

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of May 1, 2021. We had $800.0 million outstanding on the credit facility as of May 2, 2020.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 1, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 7 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2021, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
January 31, 2021 to February 27, 2021	68,318	$309.81	68,318	$1,500,784
February 28, 2021 to March 27, 2021	727,010	313.57	706,030	1,279,582
March 28, 2021 to May 1, 2021	468,861	319.80	468,861	1,129,640
13 weeks ended May 1, 2021	1,264,189	315.68	1,243,209	1,129,640
(1)	There were 1,243,209 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 1, 2021 and there were 20,980 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	The 2020 Share Repurchase Program authorizes the repurchase of up to $1.6 billion of the Company’s common stock and revoked the previously authorized but unused amount of $177.8 million from the 2019 Share Repurchase Program. As of May 1, 2021, $1.1 billion remained available under the 2020 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 3, 2020		8-K	3.2	001-33764	6/08/2020
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 27, 2021 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Mary N. Dillon
Mary N. Dillon Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary