Form 10-Q
period 2021-07-31
Ulta Beauty, Inc.
filed 2021-08-25
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 23, 2021 was 54,357,566 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	July 31,	January 30,	August 1,
(In thousands, except per share data)	2021	2021	2020
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$770,144	$1,046,051	$1,157,318
Receivables, net	154,416	193,109	127,992
Merchandise inventories, net	1,443,685	1,168,215	1,368,543
Prepaid expenses and other current assets	108,145	107,402	102,713
Prepaid income taxes	18,544	—	42,622
Total current assets	2,494,934	2,514,777	2,799,188

Property and equipment, net	909,507	995,795	1,077,825
Operating lease assets	1,470,166	1,504,614	1,548,239
Goodwill	10,870	10,870	10,870
Other intangible assets, net	2,001	2,465	2,927
Deferred compensation plan assets	36,396	33,223	28,789
Other long-term assets	30,711	28,225	29,283
Total assets	$4,954,585	$5,089,969	$5,497,121

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$535,257	$477,052	$398,011
Accrued liabilities	313,372	296,334	201,754
Deferred revenue	265,462	274,383	216,545
Current operating lease liabilities	267,442	253,415	245,019
Accrued income taxes	—	42,529	—
Total current liabilities	1,381,533	1,343,713	1,061,329

Non-current operating lease liabilities	1,585,539	1,643,386	1,718,549
Long-term debt	—	—	800,000
Deferred income taxes	64,535	65,359	94,272
Other long-term liabilities	43,165	37,962	52,178
Total liabilities	3,074,772	3,090,420	3,726,328

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 55,160, 56,952 and 57,014 shares issued; 54,446, 56,260 and 56,323 shares outstanding; at July 31, 2021 (unaudited), January 30, 2021, and August 1, 2020 (unaudited), respectively	551	569	570
Treasury stock-common, at cost	(44,775)	(37,801)	(37,513)
Additional paid-in capital	889,206	847,303	822,664
Retained earnings	1,034,831	1,189,422	985,042
Accumulated other comprehensive income	—	56	30
Total stockholders’ equity	1,879,813	1,999,549	1,770,793
Total liabilities and stockholders’ equity	$4,954,585	$5,089,969	$5,497,121

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$1,967,207	$1,228,009	$3,905,726	$2,401,219
Cost of sales	1,169,244	899,002	2,353,975	1,768,607
Gross profit	797,963	329,007	1,551,751	632,612

Selling, general and administrative expenses	464,299	271,587	908,174	652,499
Impairment, restructuring and other costs	—	40,758	—	60,300
Pre-opening expenses	1,357	3,907	5,946	8,542
Operating income (loss)	332,307	12,755	637,631	(88,729)
Interest expense, net	425	2,617	783	3,889
Income (loss) before income taxes	331,882	10,138	636,848	(92,618)
Income tax expense (benefit)	80,989	2,086	155,666	(22,161)
Net income (loss)	$250,893	$8,052	$481,182	$(70,457)

Net income (loss) per common share:
Basic	$4.59	$0.14	$8.71	$(1.25)
Diluted	$4.56	$0.14	$8.66	$(1.25)

Weighted average common shares outstanding:
Basic	54,675	56,318	55,235	56,369
Diluted	55,014	56,497	55,592	56,369

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$250,893	$8,052	$481,182	$(70,457)
Other comprehensive income:
Foreign currency translation adjustments	—	105	—	30
Comprehensive income (loss)	$250,893	$8,157	$481,182	$(70,427)

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$481,182	$(70,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139,577	154,029
Non-cash lease expense	137,521	132,808
Long-lived asset impairment charge	—	59,997
Deferred income taxes	(824)	4,905
Stock-based compensation expense	19,097	14,595
Loss on disposal of property and equipment	1,703	2,273
Change in operating assets and liabilities:
Receivables	38,693	11,345
Merchandise inventories	(275,470)	(74,842)
Prepaid expenses and other current assets	(741)	854
Income taxes	(61,074)	(26,235)
Accounts payable	59,360	(18,486)
Accrued liabilities	17,858	(32,901)
Deferred revenue	(8,921)	(20,990)
Operating lease liabilities	(146,892)	(137,383)
Other assets and liabilities	344	16,477
Net cash provided by operating activities	401,413	15,989

Investing activities
Proceeds from short-term investments	—	110,000
Capital expenditures	(57,305)	(77,090)
Acquisitions, net of cash acquired	—	(1,220)
Purchases of equity investments	—	(5,386)
Net cash provided by (used in) investing activities	(57,305)	26,304

Financing activities
Proceeds from long-term debt	—	800,000
Repurchase of common shares	(635,793)	(72,981)
Stock options exercised	22,808	577
Purchase of treasury shares	(6,974)	(3,065)
Debt issuance costs	—	(1,861)
Net cash provided by (used in) financing activities	(619,959)	722,670

Effect of exchange rate changes on cash and cash equivalents	(56)	30
Net increase (decrease) in cash and cash equivalents	(275,907)	764,993
Cash and cash equivalents at beginning of period	1,046,051	392,325
Cash and cash equivalents at end of period	$770,144	$1,157,318

Supplemental information
Cash paid for interest	$1,057	$3,132
Income taxes paid, net of refunds	216,831	2,287
Non-cash capital expenditures	18,511	19,176

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	230,289	—	230,289
Stock-based compensation	—	—	—	—	8,978	—	—	8,978
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	94	1	—	—	5,031	—	—	5,032
Purchase of treasury shares	—	—	(21)	(6,766)	—	—	—	(6,766)
Repurchase of common shares	(1,243)	(12)	—	—	—	(392,297)	—	(392,309)
Balance – May 1, 2021	55,803	$558	(713)	$(44,567)	$861,312	$1,027,414	$—	$1,844,717
Net income	—	—	—	—	—	250,893	—	250,893
Stock-based compensation	—	—	—	—	10,119	—	—	10,119
Stock options exercised and other awards	104	1	—	—	17,775	—	—	17,776
Purchase of treasury shares	—	—	(1)	(208)	—	—	—	(208)
Repurchase of common shares	(747)	(8)	—	—	—	(243,476)	—	(243,484)
Balance – July 31, 2021	55,160	$551	(714)	$(44,775)	$889,206	$1,034,831	$—	$1,879,813

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

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and store count data) (Unaudited)

1.Business and basis of presentation

The Company was founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

As of July 31, 2021, the Company operated 1,296 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	11	New Hampshire	8
California	162	New Jersey	43
Colorado	26	New Mexico	7
Connecticut	18	New York	51
Delaware	3	North Carolina	36
Florida	90	North Dakota	3
Georgia	39	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	16
Illinois	55	Pennsylvania	44
Indiana	24	Rhode Island	3
Iowa	11	South Carolina	22
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	119
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	23	Virginia	30
Michigan	49	Washington	35
Minnesota	19	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,296

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2022, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The second quarter in fiscal 2021 and 2020 ended on July 31, 2021 and August 1, 2020, respectively.

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

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 9, “Fair value measurements”). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, there may be exposure to additional impairment losses in a future period (see Note 4, “Impairment, restructuring and other costs”).

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualifies for are the employee retention credit, payroll tax deferral, and technical corrections to tax depreciation.

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

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 through January 1, 2021 and 70% of the first ten thousand dollars, per quarter, in qualified wages paid to each employee commencing on January 1, 2021 through December 31, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a governmental order, or (ii) have had gross receipts decline by more than 50% in a calendar quarter in fiscal 2020 or 20% in a calendar quarter in fiscal 2021, when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the 13 weeks ended July 31, 2021 and August 1, 2020, there was $1,048 and $48,181, respectively, related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of operations. During the 26 weeks ended July 31, 2021 and August 1, 2020, there was $3,387 and $48,181, respectively, related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of operations. The receivable for the ERC was $55,792, $52,405, and $48,181 as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

Additionally, the CARES Act contains provisions for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of July 31, 2021, January 30, 2021, and August 1, 2020, there was $43,845, $43,845, and $18,709, respectively, of social security tax payments deferred, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded within accrued liabilities on the consolidated balance sheets.

Technical corrections to tax depreciation. The CARES Act also includes a technical correction of tax depreciation methods for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. This provision of the CARES Act resulted in a cash tax refund of $4,600 relating to property and equipment, from filing an amendment to the Company’s 2018 federal income tax return, during the 13 and 26 weeks ended August 1, 2020.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(Percentage of net sales)	2021	2020	2021	2020
Cosmetics (1)	43%	45%	44%	47%
Skincare (1)	17%	18%	18%	18%
Haircare products and styling tools (1)	21%	21%	20%	19%
Fragrance and bath	12%	9%	11%	8%
Services	4%	3%	4%	4%
Accessories and other (1)	3%	4%	3%	4%
	100%	100%	100%	100%
(1)	Certain sales departments were reclassified between categories in the prior year to conform to current year presentation.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended		26 weeks ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2021	2020	2021	2020
Beginning balance	$253,172	$206,653	$269,032	$230,011
Additions to contract liabilities (1)	91,824	50,448	183,929	92,672
Deductions to contract liabilities (2)	(88,769)	(49,355)	(196,734)	(114,937)
Ending balance	$256,227	$207,746	$256,227	$207,746
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $9,235 and $8,799 at July 31, 2021 and August 1, 2020, respectively.

4.Impairment, restructuring and other costs

The following table provides a summary of the impairment, restructuring and other costs in the consolidated statements of operations:

	13 weeks ended	26 weeks ended
	August 1,	August 1,
(In thousands)	2020	2020
Impairment of long-lived tangible and right-of-use assets (1)	$20,886	$40,428

Store closures
Impairment of long-lived tangible and right-of-use assets (1)	$19,569	$19,569
Severance (2)	303	303
Total store closures	19,872	19,872
Total (3)	$40,758	$60,300
(1)	Amount included in the non-cash $59,997 long-lived asset impairment charge on the consolidated statements of cash flows for the 26 weeks ended August 1, 2020.
(2)	As of August 1, 2020, there was $303 in accrued liabilities on the consolidated balance sheets for severance related to store closures. There was no liability for severance related to store closures as of July 31, 2021.
(3)	There were no impairment, restructuring and other costs recognized during the 13 and 26 weeks ended July 31, 2021.

Impairment of long-lived tangible and right-of-use assets. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain retail stores during the 13 and 26 weeks ended August 1, 2020. The Company’s analysis indicated that the carrying values of certain long-lived tangible and right-of-use assets exceeded their respective fair values. As a result, the Company recognized impairment charges related to certain retail stores during the 13 and 26 weeks ended August 1, 2020. These impairment costs were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic. The Company also recorded long-lived tangible and right-of-use asset impairment charges related to store closures during the 13 and 26 weeks ended August 1, 2020 as described below.

Store closures and other costs. During the second quarter of fiscal 2020, the Company announced that after evaluating its store portfolio, it would permanently close 19 stores in the third quarter of fiscal 2020. Accordingly, for the 13 and 26 weeks ended August 1, 2020, the Company recognized impairment, restructuring and other costs related to store closures. The impairment charges reduced the carrying value of the long-lived tangible and right-of-use assets to their fair value.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at July 31, 2021, January 30, 2021, and August 1, 2020. No additional goodwill was recognized during the 13 and 26 weeks ended July 31, 2021. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended		26 weeks ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$76,776	$75,699	$155,512	$153,232

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2021	2020
Cash paid for operating lease liabilities (1)	$182,161	$175,881
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	103,073	162,603
(1)	Excludes $16,923 and $18,149 related to cash received for tenant incentives for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively.

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

As of July 31, 2021 and January 30, 2021, there were no borrowings outstanding under the credit facility. As of August 1, 2020, there was $800,000 outstanding under the credit facility and the weighted average interest rate was 1.59% for the 26 weeks ended August 1, 2020.

As of July 31, 2021, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of July 31, 2021, January 30, 2021, and August 1, 2020, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $38,077, $32,909, and $27,283, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Investments

Investments in renewable energy projects are accounted for under the equity method of accounting.  The balance of these investments was $3,146, $3,174, and $5,110 as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during the 26 weeks ended July 31, 2021. The Company contributed capital of $5,386 and received distributions including $1,291 of investment tax credits during the 26 weeks ended August 1, 2020.

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

	26 Weeks Ended
	July 31,	August 1,
	2021	2020
Volatility rate	46.9%	43.0%
Average risk-free interest rate	0.4%	0.3%
Average expected life (in years)	3.9	3.4
Dividend yield	None	None

The Company granted 61 and 248 stock options during the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense for stock options was $3,101 and $2,872 for the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense for stock options was $5,998 and $5,347 for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. The weighted-average grant date fair value of these stock options was $109.72 and $54.40 for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. At July 31, 2021, there was approximately $17,216 of unrecognized stock-based compensation expense related to unvested stock options.

There were 58 and 158 restricted stock units issued during the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense for restricted stock units was $5,149 and $5,161 for the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense for restricted stock units was $9,984 and $9,348 for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. At July 31, 2021, there was approximately $32,844 of unrecognized stock-based compensation expense related to restricted stock units.

There were 46 performance-based restricted stock units issued during the 26 weeks ended July 31, 2021. The Company did not issue any performance-based restricted stock units during the 26 weeks ended August 1, 2020. Stock-based compensation expense for performance-based restricted stock units was $1,869 and $380 for the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense for performance-based restricted stock units was $3,115 for the 26 weeks ended July 31, 2021. Stock-based compensation benefit for performance-based restricted stock units was $100 for the 26 weeks ended August 1, 2020. At July 31, 2021, there was approximately $18,130 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $80,989 for the 13 weeks ended July 31, 2021 represents an effective tax rate of 24.4%, compared to $2,086 of tax expense representing an effective tax rate of 20.6% for the 13 weeks ended August 1, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the 13 weeks ended August 1, 2020 as a result of an increase in pretax income.

Income tax expense of $155,666 for the 26 weeks ended July 31, 2021 represents an effective tax rate of 24.4%, compared to $22,161 of tax benefit representing an effective tax rate of 23.9% for the 26 weeks ended August 1, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the 26 weeks ended August 1, 2020 as a result of an increase in pretax income.

13.Net income (loss) per common share

The following is a reconciliation of net income (loss) and the number of shares of common stock used in the computation of net income (loss) per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$250,893	$8,052	$481,182	$(70,457)

Denominator:
Weighted-average common shares – Basic	54,675	56,318	55,235	56,369
Dilutive effect of stock options and non-vested stock	339	179	357	—
Weighted-average common shares – Diluted	55,014	56,497	55,592	56,369

Net income (loss) per common share:
Basic	$4.59	$0.14	$8.71	$(1.25)
Diluted	$4.56	$0.14	$8.66	$(1.25)

The denominator for diluted net income per common share for the 13 weeks ended July 31, 2021 and August 1, 2020 excludes 152 and 553 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income (loss) per common share for the 26 weeks ended July 31, 2021 and August 1, 2020 excludes 207 and 711 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2021	2020
Shares repurchased	1,990	327
Total cost of shares repurchased	$635,793	$72,981

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

Impact of COVID-19

We continue to closely monitor the impact of COVID-19 on all facets of our business. As we navigated the impact of the COVID pandemic, we proactively took steps to optimize our cost structure, while also investing in new capabilities to support future growth. As of July 31, 2021, all our stores, salons and brow service offerings were open and operating under our Shop Safe Standards. We intend to resume skin and make-up services when it is safe to do so. Additionally, during the first half of fiscal 2021, as local restrictions lifted, we increased our operating hours and, as store traffic trends improved, we adjusted staffing levels to support the increased demand.

During the first half of fiscal 2021, we experienced an increase in sales driven primarily by the favorable impact from stronger consumer confidence, government stimulus payments and the easing of COVID-19 restrictions. While operations during the first half of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on fiscal 2020 operations and financial results and could have additional negative impacts in the future. The extent of the impact of pandemic on our business and financial results will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, supply chain disruptions, the potential for increased freight costs and higher wholesale costs, the duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

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

Impairment, restructuring and other costs include long-lived asset impairment charges and restructuring costs associated with store closings.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2021 and 2020 ended on July 31, 2021 and August 1, 2020, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(Dollars in thousands)	2021	2020	2021	2020
Net sales	$1,967,207	$1,228,009	$3,905,726	$2,401,219
Cost of sales	1,169,244	899,002	2,353,975	1,768,607
Gross profit	797,963	329,007	1,551,751	632,612

Selling, general and administrative expenses	464,299	271,587	908,174	652,499
Impairment, restructuring and other costs	—	40,758	—	60,300
Pre-opening expenses	1,357	3,907	5,946	8,542
Operating income (loss)	332,307	12,755	637,631	(88,729)
Interest expense, net	425	2,617	783	3,889
Income (loss) before income taxes	331,882	10,138	636,848	(92,618)
Income tax expense (benefit)	80,989	2,086	155,666	(22,161)
Net income (loss)	$250,893	$8,052	$481,182	$(70,457)

Other operating data:
Number of stores end of period	1,296	1,264	1,296	1,264
Comparable sales	56.3%	(26.7)%	60.9%	(31.1)%

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(Percentage of net sales)	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4%	73.2%	60.3%	73.7%
Gross profit	40.6%	26.8%	39.7%	26.3%

Selling, general and administrative expenses	23.6%	22.1%	23.3%	27.2%
Impairment, restructuring and other costs	0.0%	3.3%	0.0%	2.5%
Pre-opening expenses	0.1%	0.3%	0.1%	0.3%
Operating income (loss)	16.9%	1.1%	16.3%	(3.7)%
Interest expense, net	0.0%	0.2%	0.0%	0.1%
Income (loss) before income taxes	16.9%	0.9%	16.3%	(3.8)%
Income tax expense (benefit)	4.1%	0.2%	4.0%	(0.9)%
Net income (loss)	12.8%	0.7%	12.3%	(2.9)%

Comparison of 13 weeks ended July 31, 2021 to 13 weeks ended August 1, 2020

Net sales

Net sales increased $739.2 million or 60.2%, to $2.0 billion for the 13 weeks ended July 31, 2021, compared to $1.2 billion for the 13 weeks ended August 1, 2020. The net sales increase was primarily due to the favorable impact from improving consumer confidence and the easing of COVID-19 restrictions. The total comparable sales increase of 56.3% during the 13 weeks ended July 31, 2021 was driven by a 52.5% increase in transactions and a 2.5% increase in average ticket.

Gross profit

Gross profit increased $469.0 million or 142.5%, to $798.0 million for the 13 weeks ended July 31, 2021, compared to $329.0 million for the 13 weeks ended August 1, 2020. Gross profit as a percentage of net sales increased to 40.6% for the 13 weeks ended July 31, 2021, compared to 26.8% for the 13 weeks ended August 1, 2020. The increase in gross profit margin was primarily due to leverage of fixed costs, improvement in merchandise margins, favorable channel mix shifts, and leverage of salon expenses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $192.7 million or 71.0%, to $464.3 million for the 13 weeks ended July 31, 2021, compared to $271.6 million for the 13 weeks ended August 1, 2020. SG&A expenses as a percentage of net sales increased to 23.6% for the 13 weeks ended July 31, 2021, compared to 22.1% for the 13 weeks ended August 1, 2020, due to deleverage related to higher store payroll and benefits primarily due to less employee retention credits received under the CARES Act, and higher marketing expense, partially offset by leverage in corporate overhead and store expenses due to higher sales.

Impairment, restructuring and other costs

There were no impairment, restructuring and other costs recognized in the 13 weeks ended July 31, 2021, compared to $40.8 million for the 13 weeks ended August 1, 2020.

Pre-opening expenses

Pre-opening expenses decreased $2.6 million to $1.4 million for the 13 weeks ended July 31, 2021 compared to $3.9 million for the 13 weeks ended August 1, 2020.

Interest expense, net

Interest expense, net was $0.4 million for the 13 weeks ended July 31, 2021 compared to $2.6 million of interest expense, net for the 13 weeks ended August 1, 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of July 31, 2021 and January 30, 2021. We had $800.0 million outstanding under the credit facility as of August 1, 2020.

Income tax expense

Income tax expense of $81.0 million for the 13 weeks ended July 31, 2021 represents an effective tax rate of 24.4%, compared to $2.1 million of tax expense representing an effective tax rate of 20.6% for the 13 weeks ended August 1, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the 13 weeks ended August 1, 2020 as a result of an increase in pre-tax income.

Net income

Net income was $250.9 million for the 13 weeks ended July 31, 2021, compared to $8.1 million for the 13 weeks ended August 1, 2020. The increase in net income is primarily due to the $469.0 million increase in gross profit and $40.8 million decrease in impairment, restructuring and other costs, partially offset by a $192.7 million increase in SG&A expenses and a $78.9 million increase in income taxes.

Comparison of 26 weeks ended July 31, 2021 to 26 weeks ended August 1, 2020

Net sales

Net sales increased $1.5 billion or 62.7%, to $3.9 billion for the 26 weeks ended July 31, 2021, compared to $2.4 billion for the 26 weeks ended August 1, 2020. The net sales increase was primarily due to the favorable impact from stronger consumer confidence, government stimulus payments, and the easing of COVID-19 restrictions. The total comparable sales increase of 60.9% during the 26 weeks ended July 31, 2021 was driven by a 52.5% increase in transactions and a 5.5% increase in average ticket.

Gross profit

Gross profit increased $919.1 million or 145.3%, to $1.6 billion for the 26 weeks ended July 31, 2021, compared to $632.6 million for the 26 weeks ended August 1, 2020. Gross profit as a percentage of net sales increased to 39.7% for the 26 weeks ended July 31, 2021, compared to 26.3% for the 26 weeks ended August 1, 2020. The increase in gross profit margin was primarily due to leverage of fixed costs, improvement in merchandise margins, leverage of salon expenses, and favorable channel mix shifts.

Selling, general and administrative expenses

SG&A expenses increased $255.7 million or 39.2%, to $908.2 million for the 26 weeks ended July 31, 2021, compared to $652.5 million for the 26 weeks ended August 1, 2020. SG&A expenses as a percentage of net sales decreased to 23.3% for the 26 weeks ended July 31, 2021, compared to 27.2% for the 26 weeks ended August 1, 2020, due to leverage in corporate overhead and store expenses due to higher sales, partially offset by deleverage related to higher store payroll and benefits primarily due to less employee retention credits received under the CARES Act, and higher marketing expense.

Impairment, restructuring and other costs

There were no impairment, restructuring and other costs recognized in the 26 weeks ended July 31, 2021, compared to $60.3 million for the 26 weeks ended August 1, 2020.

Pre-opening expenses

Pre-opening expenses decreased $2.6 million to $5.9 million for the 26 weeks ended July 31, 2021, compared to $8.5 million for the 26 weeks ended August 1, 2020.

Interest expense, net

Interest expense, net was $0.8 million for the 26 weeks ended July 31, 2021 compared to $3.9 million of interest expense, net for the 26 weeks ended August 1, 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of July 31, 2021 and January 30, 2021. We had $800.0 million outstanding under the credit facility as of August 1, 2021.

Income tax expense (benefit)

Income tax expense of $155.7 million for the 26 weeks ended July 31, 2021 represents an effective tax rate of 24.4%, compared to $22.2 million of tax benefit representing an effective tax rate of 23.9% for the 26 weeks ended August 1, 2020. The higher effective tax rate is primarily due to a decrease in the benefit of state tax credits compared to the 26 weeks ended August 1, 2020 as a result of an increase in pre-tax income.

Net income (loss)

Net income was $481.2 million for the 26 weeks ended July 31, 2021 compared to a net loss of $70.5 million for the 26 weeks ended August 1, 2020. The increase in net income is primarily due to a $919.1 million increase in gross profit and a $60.3 million decrease in impairment, restructuring and other costs, partially offset by a $255.7 million increase in SG&A expenses and a $177.8 million increase in income taxes.

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued improvement in our information technology systems.

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of July 31, 2021, January 30, 2021, and August 1, 2020, we had cash and cash equivalents of $770.1 million, $1.0 billion, and $1.2 billion, respectively.

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

The following table presents a summary of our cash flows for the 26 weeks ended July 31, 2021 and August 1, 2020:

	26 Weeks Ended
	July 31,	August 1,
(In thousands)	2021	2020
Net cash provided by operating activities	$401,413	$15,989
Net cash provided by (used in) investing activities	(57,305)	26,304
Net cash provided by (used in) financing activities	(619,959)	722,670
Effect of exchange rate changes on cash and cash equivalents	(56)	30
Net increase (decrease) in cash and cash equivalents	$(275,907)	$764,993

Operating activities

Operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The first 26 weeks of 2021 increase over the first 26 weeks of 2020 is mainly due to the increase in net income, and the timing of accounts payable and accrued liabilities, partially offset by decreases in merchandise inventories and long-lived asset impairment charges. The increase in net income was primarily due to an increase in gross profit resulting from higher sales and a decrease in impairment, restructuring and other costs, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.44 billion at July 31, 2021, compared to $1.37 billion at August 1, 2020, representing an increase of $75.14 million or 5.5%. The increase in total inventory was primarily driven by the addition of 32 net new stores opened since August 1, 2020, the opening of the Jacksonville, FL fast fulfillment center, and increased purchases to support strong demand.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $57.3 million during the 26 weeks ended July 31, 2021, compared to $77.1 million during the 26 weeks ended August 1, 2020. During the 26 weeks ended August 1, 2020, we received $110.0 million in short-term investments and we contributed $5.4 million to equity investments.

During the 26 weeks ended July 31, 2021, we opened 35 new stores, relocated two stores and remodeled five stores, compared to the 26 weeks ended August 1, 2020, when we opened 11 new stores and relocated one store.

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

We had no borrowings outstanding under the credit facility as of July 31, 2021 and January 30, 2021. As of August 1, 2020, we had $800.0 million outstanding under the credit facility. The zero outstanding borrowings position at July 31, 2021 and January 30, 2021 continues to be due to a combination of factors including an improvement in sales trends as compared to the 26 weeks ended August 1, 2020, overall performance of management initiatives including expense control, as well as inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, share repurchases, and seasonal inventory needs.

Share repurchase program

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 31,	August 1,
(Dollars in millions)	2021	2020
Shares repurchased	1,989,576	326,970
Total cost of shares repurchased	$635.8	$73.0

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

As of July 31, 2021 and January 30, 2021, we had no borrowings outstanding under the credit facility. As of August 1, 2020, we had $800.0 million outstanding under the credit facility and the weighted average interest rate was 1.59%.

As of July 31, 2021, we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of July 31, 2021, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 26 weeks ended July 31, 2021.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of July 31, 2021 or January 30, 2021. We had $800.0 million outstanding on the credit facility as of August 1, 2020.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We upgraded the technology that supports our accounting for sales transactions by implementing the SAP customer activity repository platform which replaced the SAP point of sale data management platform.

Except as described above, there were no other changes to our internal controls over financial reporting during the 13 weeks ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
May 2, 2021 to May 29, 2021	450,835	$318.27	450,737	$986,187
May 30, 2021 to June 26, 2021	99,656	336.51	99,392	952,738
June 27, 2021 to July 31, 2021	196,494	339.31	196,238	886,157
13 weeks ended July 31, 2021	746,985	326.23	746,367	886,157
(1)	There were 746,367 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended July 31, 2021 and there were 618 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	The 2020 Share Repurchase Program authorizes the repurchase of up to $1.6 billion of the Company’s common stock and revoked the previously authorized but unused amount of $177.8 million from the 2019 Share Repurchase Program. As of July 31, 2021, $0.9 billion remained available under the 2020 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 25, 2021 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary