Form 10-Q
period 2021-10-30
Ulta Beauty, Inc.
filed 2021-12-02
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 29, 2021 was 54,120,173 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	October 30,	January 30,	October 31,
(In thousands, except per share data)	2021	2021	2020
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$605,053	$1,046,051	$560,902
Receivables, net	169,212	193,109	136,271
Merchandise inventories, net	1,916,343	1,168,215	1,439,098
Prepaid expenses and other current assets	105,584	107,402	99,810
Prepaid income taxes	37,501	—	8,928
Total current assets	2,833,693	2,514,777	2,245,009

Property and equipment, net	908,665	995,795	1,042,262
Operating lease assets	1,464,533	1,504,614	1,510,030
Goodwill	10,870	10,870	10,870
Other intangible assets, net	1,770	2,465	2,696
Deferred compensation plan assets	36,403	33,223	30,141
Other long-term assets	31,833	28,225	29,986
Total assets	$5,287,767	$5,089,969	$4,870,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$747,451	$477,052	$478,501
Accrued liabilities	329,672	296,334	268,310
Deferred revenue	272,628	274,383	224,862
Current operating lease liabilities	274,365	253,415	252,171
Accrued income taxes	—	42,529	6,499
Total current liabilities	1,624,116	1,343,713	1,230,343

Non-current operating lease liabilities	1,565,921	1,643,386	1,661,750
Deferred income taxes	67,267	65,359	89,112
Other long-term liabilities	43,663	37,962	35,352
Total liabilities	3,300,967	3,090,420	3,016,557

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 54,907, 56,952 and 57,024 shares issued; 54,170, 56,260 and 56,332 shares outstanding; at October 30, 2021 (unaudited), January 30, 2021, and October 31, 2020 (unaudited), respectively	549	569	570
Treasury stock-common, at cost	(53,312)	(37,801)	(37,704)
Additional paid-in capital	915,814	847,303	831,817
Retained earnings	1,123,749	1,189,422	1,059,840
Accumulated other comprehensive income (loss)	—	56	(86)
Total stockholders’ equity	1,986,800	1,999,549	1,854,437
Total liabilities and stockholders’ equity	$5,287,767	$5,089,969	$4,870,994

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$1,995,775	$1,552,033	$5,901,501	$3,953,252
Cost of sales	1,206,301	1,006,514	3,560,276	2,775,121
Gross profit	789,474	545,519	2,341,225	1,178,131

Selling, general and administrative expenses	503,403	416,378	1,411,577	1,068,877
Impairment, restructuring and other costs	—	23,624	—	83,924
Pre-opening expenses	1,832	4,240	7,778	12,782
Operating income	284,239	101,277	921,870	12,548
Interest expense, net	413	1,383	1,196	5,272
Income before income taxes	283,826	99,894	920,674	7,276
Income tax expense	68,537	25,096	224,203	2,935
Net income	$215,289	$74,798	$696,471	$4,341

Net income per common share:
Basic	$3.97	$1.33	$12.68	$0.08
Diluted	$3.94	$1.32	$12.60	$0.08

Weighted average common shares outstanding:
Basic	54,291	56,327	54,921	56,355
Diluted	54,660	56,546	55,280	56,524

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2021	2020	2021	2020
Net income	$215,289	$74,798	$696,471	$4,341
Other comprehensive income:
Foreign currency translation adjustments	—	(116)	—	(86)
Comprehensive income	$215,289	$74,682	$696,471	$4,255

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2021	2020
Operating activities
Net income	$696,471	$4,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,734	226,386
Non-cash lease expense	206,017	196,354
Long-lived asset impairment charge	—	69,932
Deferred income taxes	1,908	(255)
Stock-based compensation expense	38,217	22,979
Loss on disposal of property and equipment	3,357	5,219
Change in operating assets and liabilities:
Receivables	23,897	3,066
Merchandise inventories	(748,128)	(145,397)
Prepaid expenses and other current assets	1,818	3,007
Income taxes	(80,027)	13,958
Accounts payable	266,104	62,337
Accrued liabilities	24,482	24,582
Deferred revenue	(1,755)	(12,673)
Operating lease liabilities	(222,451)	(212,665)
Other assets and liabilities	213	(2,126)
Net cash provided by operating activities	414,857	259,045

Investing activities
Proceeds from short-term investments	—	110,000
Capital expenditures	(108,418)	(116,745)
Acquisitions, net of cash acquired	—	(1,220)
Purchases of equity investments	—	(5,665)
Net cash used in investing activities	(108,418)	(13,630)

Financing activities
Proceeds from long-term debt	—	800,000
Payments on long-term debt	—	(800,000)
Repurchase of common shares	(762,167)	(72,981)
Stock options exercised	30,297	1,346
Purchase of treasury shares	(15,511)	(3,256)
Debt issuance costs	—	(1,861)
Net cash used in financing activities	(747,381)	(76,752)

Effect of exchange rate changes on cash and cash equivalents	(56)	(86)
Net increase (decrease) in cash and cash equivalents	(440,998)	168,577
Cash and cash equivalents at beginning of period	1,046,051	392,325
Cash and cash equivalents at end of period	$605,053	$560,902

Supplemental information
Cash paid for interest	$1,594	$701
Income taxes paid, net of refunds	301,312	8,100
Non-cash capital expenditures	13,148	27,916

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	230,289	—	230,289
Stock-based compensation	—	—	—	—	8,978	—	—	8,978
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	94	1	—	—	5,031	—	—	5,032
Purchase of treasury shares	—	—	(21)	(6,766)	—	—	—	(6,766)
Repurchase of common shares	(1,243)	(12)	—	—	—	(392,297)	—	(392,309)
Balance – May 1, 2021	55,803	$558	(713)	$(44,567)	$861,312	$1,027,414	$—	$1,844,717
Net income	—	—	—	—	—	250,893	—	250,893
Stock-based compensation	—	—	—	—	10,119	—	—	10,119
Stock options exercised and other awards	104	1	—	—	17,775	—	—	17,776
Purchase of treasury shares	—	—	(1)	(208)	—	—	—	(208)
Repurchase of common shares	(747)	(8)	—	—	—	(243,476)	—	(243,484)
Balance – July 31, 2021	55,160	$551	(714)	$(44,775)	$889,206	$1,034,831	$—	$1,879,813
Net income	—	—	—	—	—	215,289	—	215,289
Stock-based compensation	—	—	—	—	19,120	—	—	19,120
Stock options exercised and other awards	87	1	—	—	7,488	—	—	7,489
Purchase of treasury shares	—	—	(23)	(8,537)	—	—	—	(8,537)
Repurchase of common shares	(340)	(3)	—	—	—	(126,371)	—	(126,374)
Balance – October 30, 2021	54,907	$549	(737)	$(53,312)	$915,814	$1,123,749	$—	$1,986,800

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

As of October 30, 2021, the Company operated 1,302 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	11	New Hampshire	8
California	162	New Jersey	43
Colorado	26	New Mexico	7
Connecticut	18	New York	52
Delaware	3	North Carolina	39
Florida	90	North Dakota	3
Georgia	40	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	16
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	3
Iowa	11	South Carolina	22
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	119
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	23	Virginia	30
Michigan	49	Washington	35
Minnesota	19	West Virginia	7
Mississippi	10	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,302

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2022, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The third quarter in fiscal 2021 and 2020 ended on October 30, 2021 and October 31, 2020, respectively.

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

Employee retention credit (ERC) and payroll tax deferral. The ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first ten thousand dollars in qualified wages paid to each employee commencing on March 13, 2020 through January 1, 2021 and 70% of the first ten thousand dollars, per quarter, in qualified wages paid to each employee commencing on January 1, 2021 through December 31, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a governmental order, or (ii) have had gross receipts decline by more than 50% in a calendar quarter in fiscal 2020 or 20% in a calendar quarter in fiscal 2021, when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. During the 13 weeks ended October 30, 2021 and October 31, 2020, there was $634 and $2,402, respectively, related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of income. During the 39 weeks ended October 30, 2021 and October 31, 2020, there was $4,021 and $50,583, respectively, related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of income. The receivable for the ERC was $56,426, $52,405, and $50,583 as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

Additionally, the CARES Act contains provisions for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of January 30, 2021 and October 31, 2020, there was $43,845 and $34,060, respectively, of social security tax payments deferred, of which 50% was required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts were recorded within accrued liabilities on the consolidated balance sheets. The company submitted payments for these taxes during the 13 weeks ended October 30, 2021, the therefore has no deferral balance as of October 30, 2021.

Technical corrections to tax depreciation. The CARES Act also includes a technical correction of tax depreciation methods for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. This provision of the CARES Act resulted in a cash tax refund of $4,600 relating to property and equipment, from filing an amendment to the Company’s 2018 federal income tax return, during the 13 and 39 weeks ended October 31, 2020.

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

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources mainly include the private label and co-branded credit card programs, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(Percentage of net sales)	2021	2020	2021	2020
Cosmetics (1)	45%	47%	44%	47%
Haircare products and styling tools (1)	21%	20%	20%	20%
Skincare (1)	16%	16%	17%	17%
Fragrance and bath	12%	10%	12%	9%
Services	3%	4%	4%	4%
Accessories and other (1)	3%	3%	3%	3%
	100%	100%	100%	100%
(1)	Certain sales departments were reclassified between categories in the prior year to conform to current year presentation.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 39 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended		39 weeks ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2021	2020	2021	2020
Beginning balance	$256,227	$207,746	$269,032	$230,011
Additions to contract liabilities (1)	92,074	40,932	201,106	128,402
Deductions to contract liabilities (2)	(85,078)	(39,032)	(206,915)	(148,767)
Ending balance	$263,223	$209,646	$263,223	$209,646
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $9,405 and $15,216 at October 30, 2021 and October 31, 2020, respectively.

4.Impairment, restructuring and other costs

The following table provides a summary of the impairment, restructuring and other costs in the consolidated statements of income:

	13 weeks ended	39 weeks ended
	October 31,	October 31,
(In thousands)	2020	2020
Impairment of long-lived tangible and right-of-use assets (1)	$—	$40,428

Store closures
Impairment of long-lived tangible and right-of-use assets (1)	$—	$19,569
Lease termination costs	1,844	1,844
Severance (2)	186	489
Total store closures	2,030	21,902

Suspension of Canadian expansion
Impairment of long-lived tangible and right-of-use assets (1)	$9,935	$9,935
Lease termination costs	5,317	5,317
Severance (2)	634	634
Total suspension of Canadian expansion	15,886	15,886

Other severance (2)	$5,708	$5,708
Total (3)	$23,624	$83,924

(1)	Amount included in the non-cash $69,932 long-lived asset impairment charge on the consolidated statements of cash flows for the 39 weeks ended October 31, 2020.
(2)	As of October 31, 2020, there was $6,202 in accrued liabilities on the consolidated balance sheets for restructuring and was primarily for severance. There was no liability for restructuring as of October 30, 2021.
(3)	There were no impairment, restructuring and other costs recognized during the 13 and 39 weeks ended October 30, 2021.

Impairment of long-lived tangible and right-of-use assets. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain retail stores during the 39 weeks ended October 31, 2020. The Company’s analysis indicated that the carrying values of certain long-lived tangible and right-of-use assets exceeded their respective fair values. As a result, the Company recognized impairment charges related to certain retail stores during the 26 weeks ended August 1, 2020. There were no asset impairment charges recognized during the 13 weeks ended October 31, 2020. These impairment costs were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic. The Company also recorded long-lived tangible and right-of-use asset impairment charges related to store closures during the 39 weeks ended October 31, 2020 as described below.

Store closures and other costs. During the second quarter of fiscal 2020, the Company announced that after evaluating its store portfolio, it would permanently close 19 stores in the third quarter of fiscal 2020. Accordingly, for the 13 and 39 weeks ended October 31, 2020, the Company recognized impairment, restructuring and other costs related to store closures. The impairment charges reduced the carrying value of the long-lived tangible and right-of-use assets to their fair value.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at October 30, 2021, January 30, 2021, and October 31, 2020. No additional goodwill was recognized during the 13 and 39 weeks ended October 30, 2021. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended		39 weeks ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$77,976	$75,649	$233,488	$228,881

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2021	2020
Cash paid for operating lease liabilities (1)	$275,016	$263,893
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	165,936	188,240
(1)	Excludes $24,570 and $22,789 related to cash received for tenant incentives for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively.

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

As of October 30, 2021, January 30, 2021, and October 31, 2020, there were no borrowings outstanding under the credit facility. The weighted average interest rate was 1.56% for the 39 weeks ended October 31, 2020.

As of October 30, 2021, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of October 30, 2021, January 30, 2021, and October 31, 2020, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $38,333, $32,909, and $29,240, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Investments

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $2,815, $3,174, and $3,642 as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during the 39 weeks ended October 30, 2021. The Company contributed capital of $5,665 and received distributions including $1,690 of investment tax credits during the 39 weeks ended October 31, 2020.

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

	39 Weeks Ended
	October 30,	October 31,
	2021	2020
Volatility rate	46.9%	43.0%
Average risk-free interest rate	0.4%	0.3%
Average expected life (in years)	3.9	3.4
Dividend yield	None	None

The Company granted 61 and 248 stock options during the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense for stock options was $2,712 and $2,900 for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense for stock options was $8,710 and $8,247 for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. The weighted-average grant date fair value of these stock options was $109.72 and $54.40 for the 39 weeks ended October 30, 2021 and October 31,

2020, respectively. At October 30, 2021, there was approximately $14,108 of unrecognized stock-based compensation expense related to unvested stock options.

There were 60 and 161 restricted stock units issued during the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense for restricted stock units was $4,622 and $5,098 for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense for restricted stock units was $14,606 and $14,446 for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. At October 30, 2021, there was approximately $27,111 of unrecognized stock-based compensation expense related to restricted stock units.

There were 46 performance-based restricted stock units issued during the 39 weeks ended October 30, 2021. The Company did not issue any performance-based restricted stock units during the 39 weeks ended October 31, 2020. Stock-based compensation expense for performance-based restricted stock units was $1,786 and $386 for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense for performance-based restricted stock units was $4,901 and $286 for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. At October 30, 2021, there was approximately $15,898 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

Awards with market conditions are classified as liability awards and the fair value is determined using a Monte Carlo simulation. Market-based restricted stock units were granted to the former CEO in fiscal 2018 and settled during the 39 weeks ended October 30, 2021. Compensation expense for liability awards was $3,289 and $198 for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Compensation expense (benefit) for liability awards was $7,671 and ($331) for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. The total compensation expense for this award was $10,000 and 28 shares were settled during the 39 weeks ended October 30, 2021.

12.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $68,537 for the 13 weeks ended October 30, 2021 represents an effective tax rate of 24.1%, compared to $25,096 of tax expense representing an effective tax rate of 25.1% for the 13 weeks ended October 31, 2020. The lower effective tax rate is primarily due to favorable provision to tax return adjustments, driven by federal employment tax credits, compared to third quarter of fiscal 2020.

Income tax expense of $224,203 for the 39 weeks ended October 30, 2021 represents an effective tax rate of 24.4%, compared to $2,935 of tax expense representing an effective tax rate of 40.3% for the 39 weeks ended October 31, 2020. The lower effective tax rate is primarily due to a benefit from the income tax accounting for share-based compensation and favorable provision to tax return adjustments, driven by federal employment tax credits, compared to fiscal 2020.

13.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$215,289	$74,798	$696,471	$4,341

Denominator:
Weighted-average common shares – Basic	54,291	56,327	54,921	56,355
Dilutive effect of stock options and non-vested stock	369	219	359	169
Weighted-average common shares – Diluted	54,660	56,546	55,280	56,524

Net income per common share:
Basic	$3.97	$1.33	$12.68	$0.08
Diluted	$3.94	$1.32	$12.60	$0.08

The denominator for diluted net income per common share for the 13 weeks ended October 30, 2021 and October 31, 2020 excludes 144 and 246 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended October 30, 2021 and October 31, 2020 excludes 173 and 562 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2021	2020
Shares repurchased	2,330	327
Total cost of shares repurchased	$762,167	$72,981

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	The negative impacts the COVID-19 pandemic has had, and will continue to have, on our business, financial condition, profitability, cash flows, and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and/or government aid programs;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	our ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 30, 2021, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) drive growth through an expanded definition of all things beauty, 2) evolve the omnichannel experience through connected physical and digital ecosystems all in your world, 3) expand and deepen our presence across the beauty journey as the heart of the beauty community, 4) drive operational excellence and optimization, 5) develop our talent and strengthen our culture, and 6) expand our environmental and social impact. We believe that the attractive and growing U.S. beauty products and salon services industry, expanding definition of beauty and role that omnichannel capabilities play in consumers’ lives, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through growing comparable sales, expanding omnichannel capabilities and opening new stores. Long term operating profit is expected to increase as a result of our efforts to optimize our real estate portfolio, expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies, partially offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

Impact of COVID-19

We continue to closely monitor the impact of COVID-19 on all facets of our business. As we navigated the impact of the COVID pandemic, we proactively took steps to optimize our cost structure, while also investing in new capabilities to support future growth. As of October 30, 2021, all our stores, salons and brow service offerings were open and operating under our Shop Safe Standards. During the third quarter, we resumed skin and make-up services in select locations. Additionally, during the first half of fiscal 2021, as local restrictions lifted, we increased our operating hours and, as store traffic trends improved, we adjusted staffing levels to support the increased demand.

During the first nine months of fiscal 2021, we experienced an increase in sales driven primarily by the favorable impact from stronger consumer confidence, government stimulus payments, and the easing of COVID-19 restrictions. While operations during the first nine months of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on fiscal 2020 operations and financial results and could have additional negative impacts in the future. The extent of the impact of pandemic on our business and financial results will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, supply chain disruptions, the potential for increased freight costs and higher wholesale costs, the duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2021 and 2020 ended on October 30, 2021 and October 31, 2020, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(Dollars in thousands)	2021	2020	2021	2020
Net sales	$1,995,775	$1,552,033	$5,901,501	$3,953,252
Cost of sales	1,206,301	1,006,514	3,560,276	2,775,121
Gross profit	789,474	545,519	2,341,225	1,178,131

Selling, general and administrative expenses	503,403	416,378	1,411,577	1,068,877
Impairment, restructuring and other costs	—	23,624	—	83,924
Pre-opening expenses	1,832	4,240	7,778	12,782
Operating income	284,239	101,277	921,870	12,548
Interest expense, net	413	1,383	1,196	5,272
Income before income taxes	283,826	99,894	920,674	7,276
Income tax expense	68,537	25,096	224,203	2,935
Net income	$215,289	$74,798	$696,471	$4,341

Other operating data:
Number of stores end of period	1,302	1,262	1,302	1,262
Comparable sales increase (decrease)	25.8%	(8.9)%	47.1%	(23.8)%

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(Percentage of net sales)	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4%	64.9%	60.3%	70.2%
Gross profit	39.6%	35.1%	39.7%	29.8%

Selling, general and administrative expenses	25.2%	26.8%	23.9%	27.1%
Impairment, restructuring and other costs	0.0%	1.5%	0.0%	2.1%
Pre-opening expenses	0.1%	0.3%	0.1%	0.3%
Operating income	14.2%	6.5%	15.6%	0.3%
Interest expense, net	0.0%	0.1%	0.0%	0.1%
Income before income taxes	14.2%	6.4%	15.6%	0.2%
Income tax expense	3.4%	1.6%	3.8%	0.1%
Net income	10.8%	4.8%	11.8%	0.1%

Comparison of 13 weeks ended October 30, 2021 to 13 weeks ended October 31, 2020

Net sales

Net sales increased $443.7 million or 28.6%, to $2.0 billion for the 13 weeks ended October 30, 2021, compared to $1.6 billion for the 13 weeks ended October 31, 2020. The net sales increase was primarily due to the favorable impact from improving consumer confidence and the easing of COVID-19 restrictions. The total comparable sales increase of 25.8% during the 13 weeks ended October 30, 2021 was driven by a 16.8% increase in transactions and a 7.7% increase in average ticket.

Gross profit

Gross profit increased $244.0 million or 44.7%, to $789.5 million for the 13 weeks ended October 30, 2021, compared to $545.5 million for the 13 weeks ended October 31, 2020. Gross profit as a percentage of net sales increased to 39.6% for the 13 weeks ended October 30, 2021, compared to 35.1% for the 13 weeks ended October 31, 2020. The increase in gross profit margin was primarily due to leverage of fixed costs, favorable channel mix shifts, leverage of salon expenses, and improvement in merchandise margins.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $87.0 million or 20.9%, to $503.4 million for the 13 weeks ended October 30, 2021, compared to $416.4 million for the 13 weeks ended October 31, 2020. SG&A expenses as a percentage of net sales decreased to 25.2% for the 13 weeks ended October 30, 2021, compared to 26.8% for the 13 weeks ended October 31, 2020, primarily due to leverage of corporate overhead, store expenses and store payroll and benefits due to higher sales, partially offset by higher marketing expenses.

Impairment, restructuring and other costs

There were no impairment, restructuring and other costs recognized in the 13 weeks ended October 30, 2021, compared to $23.6 million for the 13 weeks ended October 31, 2020.

Pre-opening expenses

Pre-opening expenses decreased $2.4 million to $1.8 million for the 13 weeks ended October 30, 2021 compared to $4.2 million for the 13 weeks ended October 31, 2020.

Interest expense, net

Interest expense, net was $0.4 million for the 13 weeks ended October 30, 2021 compared to $1.4 million of interest expense, net for the 13 weeks ended October 31, 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of October 30, 2021, January 30, 2021, and October 31, 2020.

Income tax expense

Income tax expense of $68.5 million for the 13 weeks ended October 30, 2021 represents an effective tax rate of 24.1%, compared to $25.1 million of tax expense representing an effective tax rate of 25.1% for the 13 weeks ended October 31, 2020. The lower effective tax rate is primarily due to favorable provision to tax return adjustments, driven by federal employment tax credits, compared to third quarter of fiscal 2020.

Net income

Net income was $215.3 million for the 13 weeks ended October 30, 2021, compared to $74.8 million for the 13 weeks ended October 31, 2020. The increase in net income is primarily due to the $244.0 million increase in gross profit and $23.6 million decrease in impairment, restructuring and other costs, partially offset by a $87.0 million increase in SG&A expenses and a $43.4 million increase in income taxes.

Comparison of 39 weeks ended October 30, 2021 to 39 weeks ended October 31, 2020

Net sales

Net sales increased $1.9 billion or 49.3%, to $5.9 billion for the 39 weeks ended October 30, 2021, compared to $4.0 billion for the 39 weeks ended October 31, 2020. The net sales increase was primarily due to the favorable impact from stronger consumer confidence, government stimulus payments, and the easing of COVID-19 restrictions. The total comparable sales increase of 47.1% during the 39 weeks ended October 30, 2021 was driven by a 40.7% increase in transactions and a 4.6% increase in average ticket.

Gross profit

Gross profit increased $1.2 billion or 98.7%, to $2.3 billion for the 39 weeks ended October 30, 2021, compared to $1.2 billion for the 39 weeks ended October 31, 2020. Gross profit as a percentage of net sales increased to 39.7% for the 39 weeks ended October 30, 2021, compared to 29.8% for the 39 weeks ended October 31, 2020. The increase in gross profit margin was primarily due to leverage of fixed costs, improvement in merchandise margins, leverage of salon expenses, and favorable channel mix shifts.

Selling, general and administrative expenses

SG&A expenses increased $342.7 million or 32.1%, to $1.4 billion for the 39 weeks ended October 30, 2021, compared to $1.1 billion for the 39 weeks ended October 31, 2020. SG&A expenses as a percentage of net sales decreased to 23.9% for the 39 weeks ended October 30, 2021, compared to 27.1% for the 39 weeks ended October 31, 2020, due to leverage of corporate overhead and store expenses due to higher sales, partially offset by deleverage related to higher store payroll and benefits primarily due to less employee retention credits received under the CARES Act, and higher marketing expenses.

Impairment, restructuring and other costs

There were no impairment, restructuring and other costs recognized in the 39 weeks ended October 30, 2021, compared to $83.9 million for the 39 weeks ended October 31, 2020.

Pre-opening expenses

Pre-opening expenses decreased $5.0 million to $7.8 million for the 39 weeks ended October 30, 2021, compared to $12.8 million for the 39 weeks ended October 31, 2020.

Interest expense, net

Interest expense, net was $1.2 million for the 39 weeks ended October 30, 2021 compared to $5.3 million of interest expense, net for the 39 weeks ended October 31, 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. We did not have any outstanding borrowings on our credit facility as of October 30, 2021, January 30, 2021, and October 31, 2020.

Income tax expense

Income tax expense of $224.2 million for the 39 weeks ended October 30, 2021 represents an effective tax rate of 24.4%, compared to $2.9 million of tax expense representing an effective tax rate of 40.3% for the 39 weeks ended October 31, 2020. The lower effective tax rate is primarily due to a benefit from the income tax accounting for share-based compensation and favorable provision to tax return adjustments, driven by federal employment tax credits, compared to fiscal 2020.

Net income

Net income was $696.5 million for the 39 weeks ended October 30, 2021 compared to $4.3 million for the 39 weeks ended October 31, 2020. The increase in net income is primarily due to a $1.2 billion increase in gross profit and an

$83.9 million decrease in impairment, restructuring and other costs, partially offset by a $342.7 million increase in SG&A expenses and a $221.3 million increase in income taxes.

Liquidity and capital resources

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued improvement in our information technology systems.

Our primary sources of liquidity are cash and cash equivalents, short-term investments, cash flows from operations, including changes in working capital, and borrowings under our credit facility. As of October 30, 2021, January 30, 2021, and October 31, 2020, we had cash and cash equivalents of $605.1 million, $1.0 billion, and $560.9 million, respectively.

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

The following table presents a summary of our cash flows for the 39 weeks ended October 30, 2021 and October 31, 2020:

	39 Weeks Ended
	October 30,	October 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$414,857	$259,045
Net cash used in investing activities	(108,418)	(13,630)
Net cash used in financing activities	(747,381)	(76,752)
Effect of exchange rate changes on cash and cash equivalents	(56)	(86)
Net increase (decrease) in cash and cash equivalents	$(440,998)	$168,577

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The increase in net cash provided by operating activities in fiscal 2021 is mainly due to the increase in net income and the timing of accounts payable, partially offset by higher merchandise inventories, higher prepaid income taxes and lower long-lived asset impairment charges compared to fiscal 2020.

The increase in net income was primarily due to an increase in gross profit resulting from higher sales and a decrease in impairment, restructuring and other costs, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.92 billion at October 30, 2021, compared to $1.44 billion at October 31, 2020, representing an increase of $477.2 million or 33.2%. The increase in total inventory was primarily driven by the addition of 40 net new stores opened since October 31, 2020 and the acceleration of inventory receipts to support expected demand and mitigate anticipated global supply chain disruptions.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $108.4 million during the 39 weeks ended October 30, 2021, compared to $116.7 million during the

39 weeks ended October 31, 2020. During the 39 weeks ended October 31, 2020, we received $110.0 million in short-term investments and we contributed $5.7 million to equity investments.

During the 39 weeks ended October 30, 2021, we opened 42 new stores, relocated four stores and remodeled eight stores, compared to the 39 weeks ended October 31, 2020, when we opened 28 new stores and relocated three stores.

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

We had no borrowings outstanding under the credit facility as of October 30, 2021, January 30, 2021, and October 31, 2020. The zero outstanding borrowings position continues to be due to a combination of factors including strong sales growth, overall performance of management initiatives including expense control. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, share repurchases, and seasonal inventory needs.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 30,	October 31,
(Dollars in millions)	2021	2020
Shares repurchased	2,330,244	326,970
Total cost of shares repurchased	$762.2	$73.0

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

As of October 30, 2021, January 30, 2021, and October 31, 2020, we had no borrowings outstanding under the credit facility. As of October 31, 2020, the weighted average interest rate was 1.56%.

As of October 30, 2021, we were in compliance with all terms and covenants of the Loan Agreement.

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

Off-balance sheet arrangements

As of October 30, 2021, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC. We do, however, have off-balance sheet purchase obligations incurred in the ordinary course of business.

Contractual obligations

Our contractual obligations consist of operating lease obligations, purchase obligations, and our revolving line of credit. No material changes outside the ordinary course of business have occurred in our contractual obligations during the 39 weeks ended October 30, 2021.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of October 30, 2021, January 30, 2021, and October 31, 2020.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
August 1, 2021 to August 28, 2021	123,265	$361.72	123,047	$841,646
August 29, 2021 to September 25, 2021	106,816	377.96	106,507	801,390
September 26, 2021 to October 30, 2021	134,233	372.13	111,114	759,782
13 weeks ended October 30, 2021	364,314	370.32	340,668	759,782
(1)	There were 340,668 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 30, 2021 and there were 23,646 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	The 2020 Share Repurchase Program authorizes the repurchase of up to $1.6 billion of the Company’s common stock and revoked the previously authorized but unused amount of $177.8 million from the 2019 Share Repurchase Program. As of October 30, 2021, $759.8 million remained available under the 2020 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 2, 2021 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary