Form 10-K
period 2022-01-29
Ulta Beauty, Inc.
filed 2022-03-25
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 30, 2021, as reported on the NASDAQ Global Select Market, was approximately $13,829,733,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 21, 2022 was 52,327,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 29, 2022.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and geo-political events;
●	the impact of current inflationary cost pressures on payroll, benefits and supply chain;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	the negative impacts the COVID-19 pandemic has had, and will continue to have on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending (including future uncertain impacts);
●	epidemics, pandemics like COVID-19 or natural disasters that have and could continue to negatively impact sales;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 29, 2022, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.   Business

Overview

Ulta Beauty is the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include:

One-of-a-kind Assortment. We offer guests a differentiated assortment of more than 25,000 products from more than 600 well-established and emerging beauty brands across a variety of categories and price points. We believe we offer the widest selection of beauty categories, including prestige and mass cosmetics, fragrance, haircare, prestige and mass skincare, bath and body products, professional hair products, and salon styling tools.

Store Footprint. We operate more than 1,300 stores predominantly located in convenient, high-traffic locations. With a bright and open store environment, we make it easy for guests to discover new products and services. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. We also offer a full-service salon in every store featuring hair, eyebrow and other beauty services.

Leading Digital Experiences. Through our website, Ulta.com, and our mobile applications, we offer guests convenient, interactive and personalized digital experiences. Our digital channels enable always-on shopping and discovery, and our diverse fulfillment options, including buy online pick-up in store, buy online pick-up curbside, ship from store, ship to home, and same-day delivery, provide guests with value and convenience. In addition to e-commerce platforms, we offer guests a variety of unique digital experiences, including virtual try-on and skin analysis tools, which leverage augmented reality capabilities and artificial intelligence tools to provide guests with personalized experiences.

Best-in-Class Loyalty Program. Our best-in-class loyalty program, Ultamate Rewards, enables members to earn points for every dollar spent on products and beauty services at Ulta Beauty, through purchases on our private label and co-branded credit cards, and purchases at Ulta Beauty at Target.  In addition to unique membership benefits, members can redeem points for discounts on any product or service at Ulta Beauty. With more than 95% of total sales coming from members, we are uniquely positioned with a deep understanding of our customers and their preferences which enables us to personalize experiences and target communications and promotions through our Customer Relationship Management (CRM) platform.

Great Guest Experiences. We cultivate human connection with warm and welcoming guest experiences across all of our channels. Our knowledgeable and approachable store associates, our differentiated service offerings, and our efforts to create relevant, compelling digital content are competitive advantages and enable us to build strong engagement with guests.

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. We estimate that female beauty enthusiasts represent approximately 60% of shoppers and 75% of spend in the U.S. beauty category.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Our strategy

We target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty, and historically, this connection has not diminished in softer economic environments. Our proprietary consumer research confirms engagement with the beauty category remains strong, but the unprecedented disruption resulting from the COVID-19 pandemic has had sustained effects on the category. Consumers are approaching their desire for normalcy with caution, reengaging in retail shopping visits while also holding to some of their new online shopping behaviors. In addition, the operational and competitive landscape remains dynamic, and many costs are increasing, including supply chain and labor costs.

Reflecting our understanding about how the consumer and beauty category are evolving, we have refreshed our strategic framework to position Ulta Beauty for continued success. We are focused on six key strategic pillars designed to expand our market leadership and drive longer-term profitable growth.

Drive breakthrough and disruptive growth through an expanded definition of All Things Beauty. Beauty enthusiasts enjoy the experience of discovering and trying new products and increasingly include beauty as part of their self-care and wellness journey. Reflecting these insights, our objective is to engage and continuously delight beauty enthusiasts with a curated, differentiated, inclusive assortment focused on leading beauty and self-care trends. We are focused on four key areas: maximizing growth in core categories, including makeup, skincare, haircare, and fragrance; driving growth of cross-category strategic platforms, including Conscious Beauty at Ulta Beauty®, Black-owned and Black, Indigenous, and People of Color (BIPOC)-founded Brands, and the Wellness Shop; differentiating our assortment through exclusive brands and products, including our private label, Ulta Beauty Collection; and increasing profitability through assortment management, inventory productivity, and promotional optimization.

Evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World. Our guest insights and member data confirm that beauty enthusiasts prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. At the same time, digital channels offer convenience, product reviews, and price transparency. As a result, the guest journey is increasingly blurring across physical and digital channels. To drive greater guest engagement across all channels, we intend to expand our physical footprint, continue to differentiate our service offerings, and grow our buy anywhere, fill anywhere capabilities while further enhancing our digital and mobile experiences and driving competitive advantage through digital innovation. Our objective is to deliver a cohesive, industry-leading omnichannel experience that drives breakthrough engagement with our guests and unlocks the combined potential of our physical and digital channels.

Expand and deepen our presence across the beauty journey, solidifying Ulta Beauty at the Heart of the Beauty Community. To understand longer-term shifts in consumer values, perceptions, and behaviors, as well as of-the-moment insights, we have developed a robust consumer research capability. In addition, with more than 95% of total sales coming from members of our Ultamate Rewards loyalty program, we have unique insights about customer preferences and behavior. Based on our proprietary insights, we know beauty enthusiasts have an emotional, personal, and deep connection with beauty. Social media contributes to this connection, and we expect the influence and reach of beauty will continue to grow as engagement with social platforms increases. To expand Ulta Beauty’s reach, relevancy, and guest engagement, we intend to amplify our brand purpose; build a creator and content ecosystem to deliver compelling, relevant beauty-tainment; leverage the power of live streaming and social selling; drive further innovation in our Ultamate Rewards program; and use our member data to increase personalization and drive conversion. Our vision is to expand and deepen our presence across the beauty journey to increase consumer acquisition and drive guest engagement, loyalty, and share of wallet.

Drive operational excellence and optimization. Similar to other retailers, we are experiencing cost pressures from macroeconomic trends, including rising wage rates and higher transportation and shipping costs. In addition, we are managing ongoing headwinds from channel and category mix shifts. To mitigate the impact of these pressures and support our future growth, we have developed a continuous improvement capability to identify and activate meaningful, cross-functional process optimization opportunities; we are upgrading our enterprise resource planning platform to increase efficiency and support future growth; and we are enhancing our supply chain network to increase agility, speed and cost-efficiency. Our vision is to deliver profitable growth and competitive advantage by optimizing our cost structure to enable scale, developing agile operating processes that enable real-time visibility and decision-making, and building new capabilities tailored to win in a rapidly evolving omnichannel world.

Protect and cultivate our world-class culture and talent. We have developed and nurtured a guest and associate-centric, values-based and high-performance culture. These tenets are core to how we lead, how we engage with our guests and partners, and how we make decisions. We value and encourage collaboration and enterprise thinking, and we respect and listen to our associates to continually improve as a company. We have an experienced leadership team and committed, passionate associates committed to living our values while caring for our guests and for each other. To support our growth and enhance the guest experience, we will continue to attract, develop and retain talent at all levels and in all functional areas, and we will continue to work to create an environment where every associate feels they can fully contribute and have an opportunity to grow.

Expand our environmental and social impact. As a leader in the beauty industry, we have an opportunity to drive positive impact. We believe that beauty is for everyone, regardless of age, size, ability, skin tone, culture, or gender, and we strive to provide an environment where every associate feels they can realize their full potential and every guest is optimally served, regardless of differences. We empower and inspire guests to make informed and sustainable product choices through our unique Conscious Beauty at Ulta Beauty® program, and we strive to protect the beauty of our natural environment and minimize our impact on the world around us by managing our stores’ energy, water, and waste footprints. We are committed to making the world a better place, and we are focused on driving sustainable change in areas where we can make the biggest impact and committed to collaborating with others to address shared challenges.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. In 2021, this market represented approximately $140 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2021, the beauty products industry totaled approximately $91 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty had only a 9% share of the $91 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. In 2021, the salon services industry totaled approximately $49 billion and included hair, skin, and nail services. We estimate that Ulta Beauty had less than 1% share of this industry. We have full-service hair salons and skin services in substantially every store and operate brow bars in most of our stores, as well as makeup services through our salons. Due to remaining COVID-19 related restrictions, our services offering was limited in our fiscal year ended January 29, 2022 (fiscal 2021), but we have plans to resume these services as soon as it is safe to do so.

While both the industry and our business was impacted by ongoing COVID-19 restrictions, particularly in salon services, our research indicates that Ulta Beauty continues to increase market share across most prestige beauty categories in the overall U.S. market. We expect the beauty category will continue its recovery as consumers recover from the impacts of COVID-19, and we remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains for Ulta Beauty.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, grocery stores, drug stores, mass merchandisers, and the online capabilities of national retailers and brands, as well as pure-play e-commerce companies. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Our retail channels

We are committed to meeting guests where and how they want to shop and strive to offer guests a compelling, personalized shopping experience through our stores, website, mobile applications, and partnerships.

Stores. Our member data suggests our guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In fiscal 2021, 75% of our loyalty members only shopped in Ulta Beauty stores. Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has changed over time to reflect the rising expectations of our guests and our evolving merchandising and operating strategies.

We offer a full range of beauty services in all of our stores, focusing on hair, skin, makeup, and brow services. Our current Ulta Beauty store format includes an open and modern salon area and a skin treatment room or dedicated skin treatment area on the sales floor. In addition, most of our stores offer brow services on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare regimens, and at-home care recommendations. Due to ongoing COVID-19 restrictions, we operated at less-than-full capacity for salon and brow services for most of fiscal 2021. While we lifted capacity constraints for most salon and brow services in fiscal 2021, we were unable to offer makeup services in all stores and skin services in most stores due to remaining COVID-19 related restrictions. We have plans to resume these services as soon as it is safe to do so.

During fiscal 2021, 71% of new stores opened in existing shopping centers and 29% opened in new shopping centers. All new stores were opened in existing markets. As of January 29, 2022, we operated 1,308 stores across 50 states.

In addition to opening new stores, we also remodeled, relocated, or refreshed (in-store fixtures and merchandising upgrades) certain stores, as shown in the following table:

	Fiscal year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Total stores beginning of period	1,264	1,254	1,174
Stores opened	48	30	86
Stores closed	(4)	(20)	(6)
Total stores end of period	1,308	1,264	1,254

Total square footage	13,770,438	13,291,838	13,193,076
Average square footage per store	10,528	10,516	10,521

Stores remodeled	9	–	12
Stores relocated	7	5	8
Stores refreshed	–	–	240

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, a key driver of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store footprint to between 1,500 to 1,700 freestanding Ulta Beauty stores in the United States. In addition, over the long term we expect to open up to 800 Ulta Beauty at Target shops.

We leverage a variety of insights to identify the best new store locations and optimize our current store locations, including beauty market share information and insights from our loyalty members. This insight-led, analytical approach to site selection has resulted in a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $1.4 million, which includes capital investments, net of landlord contributions, pre-

opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

Digital platform. In addition to store expansion, we continue to expand our digital capabilities as more of our guests choose to engage with us across physical and digital platforms. In fiscal 2021, 17% of our loyalty members shopped in Ulta Beauty stores and through our digital platforms. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. Our omnichannel guests are extremely valuable, historically spending nearly three times as much as retail-only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a rich online experience, with information on key trends and products, editorial content, expanded assortments, interactive experiences, including virtual try-on capabilities, and social media content.

We continue to improve our order fulfillment capabilities with increased speed of delivery through existing distribution centers, fast fulfillment centers (e-commerce only), and select retail stores, and through more efficient processes designed for e-commerce order fulfillment. In addition to ship to home order fulfillment, we offer guests “Buy Online, Pick-up in Store,” “Curbside Pickup,” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes. In fiscal 2021, we launched same-day delivery for e-commerce orders in select markets.

Partnerships

To expand our reach and introduce new guests to Ulta Beauty, we have formed a long-term partnership with Target Corporation to create Ulta Beauty at Target, a “shop-in-shop” concept that offers a curated assortment of more than 50 established and emerging prestige brands across a variety of categories. Co-designed by Ulta Beauty and Target, the Ulta Beauty at Target shop is intended to mirror the Ulta Beauty experience with a unique and elevated presentation in 1,000 square feet of dedicated space separate but adjacent to Target’s core beauty department. The shop is staffed by Target team members who are trained by Ulta Beauty to provide recommendations and answer product questions. Members in our loyalty program, Ultamate Rewards, can accumulate points (but not redeem) for purchases made in the Ulta Beauty at Target shop. Loyalty points can only be redeemed in Ulta Beauty stores, on Ulta.com or through our mobile applications. As of January 29, 2022, Ulta Beauty at Target was available in approximately 100 Target locations and on target.com. Over time, we believe Ulta Beauty at Target can be in up to 800 Target locations.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. Across our stores, Ulta.com and our mobile applications, we offer more than 25,000 products from more than 600 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our merchandising team continually monitors beauty and fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant and to ensure that our assortment reflects the diversity of our guests. We believe our broad selection of merchandise, from moderate-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

Certain beauty enthusiasts are growing more interested in choosing products that support their own personal well-being and the well-being of workers, animals, communities, and the environment, and they are increasingly supporting brands whose products and actions align with their own values. Reflecting this growing importance of these trends, in fiscal 2020 we launched Conscious Beauty at Ulta Beauty® in all stores, on Ulta.com, and on our mobile applications. This holistic initiative provides transparency for guests to help them choose brands and products that reflect their personal values and individual needs. Through this initiative, we certify brands and products across four key pillars, Clean Ingredients, Cruelty Free, Vegan, and Sustainable Packaging, and recognize brands for their Positive Impact on our community. Displayed in stores on an endcap constructed of recycled and recyclable materials, the program launched with 187 brands. As of January 29, 2022, more than 270 brands participated in the program, with more than half certified in more than one pillar. As part of the launch, we published our “Made Without List,” an evolving ingredient standard for clean beauty products, and established the Conscious Beauty Advisory Council, a coalition of experts at the forefront of clean beauty, product development, and packaging sustainability. With the help of our Advisory Council, we will ensure that Conscious Beauty at Ulta Beauty® will continue to evolve and grow as expectations and standards for clean beauty continue to change.

During the past few years there has been a growing focus for consumers on self-care. Based on internal proprietary research, 65% of consumers see the beauty category as being significantly connected to wellness. In response to this trend, we launched The Wellness Shop in select stores and online that offers an assortment of products across five platforms: everyday care, supplements and ingestibles, relax and renew, down there care, and spa at home.

We have a long tradition of being a diversity-forward company. We aspire to be beauty at its most inclusive and have made several important commitments across our marketing, assortment and training efforts to ensure guests, associates, partners and communities feel connected to and reflected at Ulta Beauty and are able to discover beauty on their own terms. During fiscal 2021, we doubled the number of Black-owned brands in our assortment and are committed to dedicate 15% of our total assortment to Black-owned, Black-founded and Black-led brands over time.

We believe our private label, the Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. The Ulta Beauty Collection has been certified in the Clean Ingredients and Cruelty Free pillars within the Conscious Beauty at Ulta Beauty® program. We also offer products such as Tarte Double Duty Beauty cosmetics, IT Brushes for Ulta Beauty, and CHI for Ulta Beauty hair care appliances that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of brands and products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Morphe, Colourpop, Juvia’s Place, Chanel and Florence. The Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 4.5% of our total net sales in fiscal 2021. Both permanent and temporary exclusive products represented approximately 11.0% of our total net sales in fiscal 2021.

Categories

We offer a balanced portfolio across six primary categories: (1) cosmetics; (2) haircare products and styling tools; (3) skincare; (4) fragrance and bath; (5) services; and (6) accessories and other, which includes other revenue sources such as the private label and co-branded credit card programs, royalties derived from the partnership with Target, and deferred revenue related to the loyalty program and gift card breakage.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	January 29,	January 30,	February 1,
(Percentage of net sales)	2022	2021	2020
Cosmetics (1)	43%	45%	51%
Haircare products and styling tools (1)	20%	20%	18%
Skincare (1)	17%	16%	14%
Fragrance and bath	14%	12%	9%
Services	3%	3%	5%
Accessories and other (1)	3%	4%	3%
	100%	100%	100%
(1)	Certain sales departments were reclassified between categories in the prior year to conform to current year presentation.

Organization

Our merchandising team consists of a Chief Merchandising Officer who oversees the Senior Vice President of Cosmetics and category Vice Presidents who in turn oversee Divisional Merchandise Managers and their teams of buyers. Our Chief Merchandising Officer also oversees our centralized merchandise planning and forecasting group to ensure consistent execution across our omnichannel platforms and our planogram team.

In stores, we present products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our planogram team assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis, and adjustments are made to assortment mix and product placement based on current sales trends. Our visual team works with our merchandising team to develop strategic placement of promotional merchandise, functional and educational signage, and creative product presentation standards in all of our stores. All stores receive centrally produced promotional merchandising planners to ensure consistent implementation of our marketing programs.

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

Brand partnerships

We have strong, active relationships with our brand partners. Our top ten brand partners, such as Estée Lauder Companies and L’Oréal among others, represented approximately 54% and 56% of our total net sales in fiscal 2021 and January 30, 2021 (fiscal 2020), respectively. We believe our brand partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

All brand partners and respective subcontractors and their facilities are subject to Ulta Vendor Standards, as applicable, which set forth the ethical, legal, social, and workplace standards to meet in order to do business with Ulta Beauty. In addition to complying with Ulta Vendor Standards, many brand partners have committed to help advance our mission to maintain the beauty of our environment and minimize our impact on the world around us by offering sustainable packaging. We have made a commitment that 50% of packaging from products sold at our stores will be recyclable, refillable, or made from recycled or bio-sourced materials by 2025.

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

The Ultamate Rewards loyalty program is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns and day-to-day communications. Our data demonstrates that loyalty members spend more per visit as compared to non-members. The 37 million active loyalty program members generated more than 95% of total net sales in fiscal 2021. Ultamate Rewards enables customers to earn points based on their purchases at Ulta Beauty stores, through our digital platforms, and at Ulta Beauty at Target. Points earned are valid for at least one year and may be redeemed on any product we sell or service we provide in Ulta Beauty stores or through our digital platforms. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. Furthermore, we continue to expand our gift card program to increase distribution in our store and online channels and to retail locations in store and online through partnerships with third parties.

We are directing a growing percentage of our marketing expense towards digital, social media, and streaming advertising. We believe these channels are highly effective in communicating with existing guests, as well as driving consideration amongst those who have not yet shopped with us. Our marketing program has been effective in communicating with our existing online, mobile, and retail guests in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with our national TV and radio advertising, has helped us increase brand awareness and consideration among those not familiar with Ulta Beauty, which we believe has resulted in new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a services manager, and three associate managers, along with approximately twenty-eight full- and part-time associates, including approximately four to eight prestige consultants and five to ten licensed salon professionals. The management team in each store reports to the general manager. The general manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each general manager reports to a District Manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Stores, who in turn reports to the Chief Operating Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based talent development managers, a field loss prevention team, service district educators and service district leaders, and brand partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with five to ten licensed salon professionals, including six or more stylists and one or two estheticians. Our most productive salons have a guest coordinator and an assistant manager. Our services district educators and brand partner education classes create a comprehensive educational program for approximately 5,400 Ulta Beauty salon professionals.

Supply chain

Our vision is to build and operate a dynamic and agile end-to-end supply chain that improves operational efficiency, performance, and guest experience to fuel organizational growth in an effective way. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. We operate four distribution centers that support both stores and e-commerce demand, and two fast fulfillment centers that support e-commerce orders only. In addition, 115 stores fulfill e-commerce orders as part of our ship-from-store program. In the future, we expect to introduce a fourth type of facility, a market fulfillment center, which will focus on our most productive products and support fulfilling ecommerce orders and stores, enabling us to improve service and responsiveness, especially in markets with high store and population density.

Inventory is shipped from our suppliers to our distribution centers and fast fulfillment centers. We replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers and fast fulfillment centers use warehouse management software systems to manage inventory to support product purchase decisions. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

Human capital management

We believe our associates, with their combined skills, knowledge, experiences, and commitment to serving our guests, are among our most important resources and are critical to our continued success. We strive to make Ulta Beauty a great place to work by leading with our hearts, caring for each other in everything we do, and demonstrating integrity, authenticity and inclusivity in our daily actions.

The following table sets forth the approximate number of associates employed as of:

January 29,
2022
Full-time	16,500
Part-time	24,000
Total associates	40,500

We have no collective bargaining agreements and have not experienced any work stoppages. We believe we have good relationships with our associates.

Diversity, equity, and inclusion

Our goal is to create an inclusive environment where every associate feels he or she can be his or her authentic self and every guest is optimally served, regardless of differences. A critical way we achieve this is by educating all associates on the lived experiences of their peers and key moments in time that have cultural or heritage significance, as well as the unconscious beliefs and biases that shape our behavior today. We embed diversity, equity and inclusion (DEI) efforts through a cross-functional approach, led by our Chief Executive Officer, to ensure teams remain energized and motivated to lead in this critical space and integrate DEI in all that we do. We accomplish this through inclusive recruitment strategies, dedicating time to celebrate intersectionality and types of diversity that are not otherwise formally recognized, encouraging associates to build personal habits through everyday inclusive actions, and managing a diverse leaders program to empower, inspire and educate high-potential diverse associates.

In addition, we aim to ensure that all in-store experiences are equitable, fair, and unbiased. We take action to support this goal by conducting quarterly mandatory trainings for in-store associates and providing weekly learning opportunities to focus on guest perspectives and reinforce key takeaways. We offer similar training across the organization to help key decision-makers and associates in their own learning journeys and support our Champion Diversity value and inclusion competency.

The following table sets forth key metrics as of January 29, 2022:

	Board of		All Other
	Directors	Leadership	Associates
Women	55%	65%	91%
Men	45%	35%	9%
People of color	18%	25%	49%

Oversight and management

We strive to make sure that our associates are at the heart of every decision we make. The Chief Human Resources Officer, along with the entire executive team, is responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent and the design of associate compensation and benefits programs. Our human capital objectives and initiatives, including the risks related to compensation policies and practices, management development and leadership succession, diversity, equity, and inclusion policies and practices, and implementation and compliance monitoring of our Code of Business Conduct, are also overseen by individual Board committees as described in our Corporate Governance Guidelines.

We believe open and honest two-way communication is critical to maintaining strong associate engagement. We regularly conduct an associate engagement survey to take the pulse of associates’ satisfaction with their roles, their leaders, and company as a whole. Our executive team reviews associate engagement and satisfaction surveys to monitor associate engagement and satisfaction with their role, their leader, and the Company as a whole. Our leadership team also hosts roundtable sessions to dive deeper on specific topics as well as additional forums, including department town halls, store and distribution center visits, and other small group gatherings.

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

Compensation and benefits

Our commitment to our associates and their well-being is one of our highest priorities. We have assembled a suite of benefits that affirms and supports all that our associates contribute every day, including:

●	Health care coverage is offered to those who work more than 30 hours a week in any position. Coverage extends to eligible dependents, including spouses, domestic partners and children under the age of 26. We offer comprehensive medical plans that empower associates to choose the coverage that best suits them.
●	401(k) plan with up to a 4% company match.
●	Disability and life insurance.
●	Company-paid short-term disability pay at 80% of pay.
●	Additional insurance options, including legal, pet, home, and auto.
●	Tuition reimbursement program.
●	Paid time off, including an extended illness bank.
●	Discounts on retail products and salon services.

In addition, we believe wellness, like beauty, is more than skin deep, so we offer mental health resources, such as counseling services and access to apps, financial wellness planning and guidance, and health apps and educational resources for soon-to-be parents.

Since 2017, the Ulta Beauty Charitable Foundation (UBCF) has supported the Associate Relief Program to assist associates facing unforeseen financial hardship. The Associate Relief Program provides short-term financial support to pay off medical bills or support temporary housing.

Sustainability

We strive to operate in an environmentally responsible manner. Our retail stores are focused on energy reduction efforts by maintaining safe indoor air for all customers while products are being used in our salons, using adequate energy-efficient lighting, managing the in-store temperatures, and making efficient use of water needed for our salon services. In addition, we will continue to look for ways to reduce our carbon footprint by investments in renewable energy credits and working with our brand partners to identify ways to work together to reduce Scope 3 emissions.

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

We manage data security and privacy at the highest levels. Our Board of Directors is actively engaged in oversight of cybersecurity, and it is part of the charter of our Audit Committee. Our Chief Executive Officer keeps the Board informed on cybersecurity and privacy matters throughout the year. Our Security Operations Center constantly and proactively monitors our network and application landscape for threats and anomalies. We have established processes for sharing data and performing third-party risk assessment and regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have strengthened our data protection capabilities through investments and training. All Ulta Beauty associates have a role as stewards of company data, and we educate them on how to keep data safe. As part of our annual Code of Business Conduct training, we train associates on how to keep devices and data safe in public places; how to avoid security threats and phishing scams; how to maintain a secure workplace; and everyday practices that help maintain the security of corporate digital devices, data and systems.

We intend to leverage our technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people, and processes. In fiscal 2021, we began a multi-year upgrade of our enterprise resource planning platform which will provide a flexible and scalable operating environment allowing for greater business efficiency. We will continue to make investments in our information systems to facilitate growth and enhance our competitive position.

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

We believe our trademarks, especially those related to the Ulta Beauty brand, “All Things Beauty. All In One Place. ®”, “The Possibilities are Beautiful®”, “21 Days of Beauty®”, and “Conscious Beauty at Ulta Beauty®” have significant value and are important to building brand recognition.

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints exist at the federal, state, or local levels in the United States. The products we sell in our stores, such as cosmetics (including cannabidiol products), dietary supplements, food, over-the-counter (OTC) drugs, medical devices, and styling tools, including our Ulta Beauty branded products, may be subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the Environmental Protection Agency (EPA), state regulatory agencies, and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, and distribution of the products. In addition, the salon services provided in our stores may be subject to state and local regulations.

Products classified as cosmetics (as defined in the Federal Food, Drug and Cosmetic Act) are not subject to pre-market approval by the FDA, but the products must generally be safe and must be properly manufactured and labeled. Certain products, such as sunscreens and acne treatments, are classified as OTC drugs, and certain ingestible products, such as vitamins and minerals, are classified as dietary supplements. Both OTC drugs and dietary supplements have specific regulatory requirements, including ingredient, labeling, manufacturing, and holding requirements. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g. blow dryers and curling irons) are regulated by the CPSC, which has strict requirements including the requirement to report certain product defects. The labeling and packaging of all of these products may also be subject to the requirements of the Fair Packaging and Labeling Act and state specific requirements.

Further, statements we make in advertising, including statements about the safety or efficacy of products, pricing, and environmental claims, are subject to federal and state consumer protection laws, which generally prohibit unfair or deceptive practices.

Federal, state, municipal and local labor and employment statutes, laws, ordinances, regulations, mandates, and taxation laws, to which most retailers are typically subject, also impact our day-to-day operations. We are also subject to typical governmental and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our services business is subject to state board regulations and state licensing requirements.

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

Available information

Our principal website address is www.ulta.com. We make available at this address under investor relations (at https://ulta.com/investor), free of charge, our proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Business, Operational and Strategic Risks

We may not be able to sustain our growth plans and successfully implement our long-range strategic, operational and financial plans, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our continued and future growth largely depends on our ability to implement our long-range strategic, operational and financial plans and successfully open and operate new stores on a profitable basis. There can be no assurance that we will be successful in implementing our growth plans, long-range strategic imperatives and/or operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform) and supply chain optimization, and our failure to do so could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying over 25,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, inventory availability, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores and guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, shipping and transportation costs represent a component of our cost structure and an increase in shipping and transportation costs, including as a result of inflationary pressures, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We directly source the majority of our Ulta Beauty branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, geo-political events, unanticipated political changes, increased customs duties, and legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, could result in substantial disruptions in our supply chain (including inventory availability) and materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced (such as COVID-19), adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism in the United States or worldwide, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors, and these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

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

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate four distribution centers, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform, and two fast fulfillment centers (e-commerce only). In 2014, we began a multi-year supply chain project, which focused on, among other things, adding capacity and system improvements to support expanded omnichannel capabilities. To support our expected future growth and to maintain the efficient operation of our business, it is likely additional distribution facilities will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

●	general U.S. economic conditions and, in particular, the retail sales environment;
●	changes in our merchandising strategy or mix;
●	performance of our new and remodeled stores;
●	the effectiveness of our inventory management;
●	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;
●	cannibalization of existing store sales by new store openings;
●	timing and effectiveness of our marketing activities;
●	seasonal fluctuations due to weather conditions;
●	actions by our existing or new competitors; and
●	hurricanes, tornadoes, wildfires, earthquakes, mudslides, other natural disasters, epidemics or pandemics, and geo-political events.

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

During fiscal 2021 and fiscal 2020, merchandise supplied to Ulta Beauty by our top ten brand partners accounted for approximately 54% and 56% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram, TikTok, and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability, and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel at all levels, such failure could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability, and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate, and manage our associates. We will need to attract, motivate, and retain additional qualified executive, managerial, and merchandising personnel and store and distribution center associates. Competition for this type of personnel is intense, especially in light of the labor pressures resulting from the COVID-19 pandemic, and we may not be successful in attracting, assimilating, and retaining the personnel required to grow and operate our business profitably. In addition, fluctuations in the cost of labor, including as a result of inflationary pressures on wages, could negatively impact our profitability and cash flows.

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

Economic, Market and Other External Risks

The health of the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, inflationary pressures, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and risks related to epidemics or pandemics like COVID-19 and geo-political events. In the event of a prolonged period of inflation, a prolonged economic downturn or an acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales.

In addition, a general deterioration in economic conditions could adversely affect our commercial partners including our brand partners as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows. Additionally, volatility and disruption to the capital and credit markets may have a significant, adverse impact on global economic conditions, resulting in inflationary or recessionary pressures and declines in consumer confidence and economic growth, which, in turn, may lead to declines in consumer spending. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability, and cash flows.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, as well as consumer spending.

The COVID-19 pandemic resulted in federal, state, and local governments implementing numerous measures to try to contain the virus, such as travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. In response to government recommendations and for the health and safety of our associates (i.e., employees) and guests, on March 19, 2020 we temporarily closed all stores across the U.S. As a result of this decision, we experienced a significant reduction in customer traffic and demand which resulted in our sales and results of operations being negatively impacted in fiscal 2020. While we have reopened all stores and resumed most of our in-store services, the potential temporary reclosing of certain stores in the future is possible. COVID-19 could also negatively impact our future results of operations by weakening demand for our products and services and/or by disrupting our supply chain. The pandemic and its various impacts have also changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings.

The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, profitability, cash flows and supply chain, although the full extent is still uncertain. As the pandemic continues to evolve and new variants continue to emerge, the extent of the impact on our business, financial condition, profitability, cash flows and supply chain will depend on future developments, including, but not limited to, the potential temporary reclosing of certain of our stores, the potential temporary restrictions on certain of our stores operating hours and/or in store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within U.S. and other affected countries, the continued duration of the pandemic, government actions to contain the virus and/or treat its impact, the duration, timing and severity of the impact on consumer spending, and how quickly and to what extent normal economic and operating conditions can resume, all of which are still uncertain and cannot be predicted.

Epidemics, pandemics like COVID-19, natural disasters, or other catastrophes or crises that have and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary reclosing of our stores, the temporary closing of our distribution centers and fast fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution centers and fast fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur (as it is with the continuing COVID-19 pandemic), it has and could continue to have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

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

The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions, inflationary pressures and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Climate change might adversely impact our business operations and/or our supply chain.

Scientific consensus shows that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. Climatologists predict these changes will result in the increased frequency of extreme weather events and natural disasters which could disrupt our business operations or those of our suppliers. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative, and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs for things like energy or packaging, as well as our product supply chain and distribution costs.

There is also increased focus, including by investors, guests, and other stakeholders, on climate change and other environmental, social, governance (ESG) and sustainability matters, including single use plastic, energy, waste and worker safety.

Concern about climate change might cause consumer preferences to change, including moving away from products or ingredients considered to have high climate change impact and towards products that are more sustainably made, and we expect to incur additional costs in connection with our ESG and sustainability initiatives.

Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to these matters and, taken together, these matters could materially and adversely affect our business, financial condition, profitability and cash flows, as well as our ability to meet the needs of our customers.

Information Security, Cybersecurity, Data Privacy, Regulatory and Legal Risks

Cybersecurity or information security breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company and/or business partners’ information, damage our reputation, and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, denial-of-service attacks , break-ins, phishing attacks, social engineering, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Furthermore, we allow certain of our employees to work remotely, as certain of our third-party service providers also allow, and this remote working environment may increase cybersecurity related risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems, successfully upgrade our information technology systems or any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We also plan to expand and upgrade our information systems (including replacing our enterprise resource planning platform through Project SOAR) to support historical and expected future growth. The failure of these projects, the failure of our information systems to perform as designed or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

Our e-commerce operations are increasingly important to our business. The Ulta.com website and our mobile applications serve as an effective extension of Ulta Beauty’s marketing and prospecting strategies by exposing potential new customers to the Ulta Beauty brand, product offerings, and enhanced content. As the importance of our website, mobile applications, and e-commerce operations to our business continues to grow, we are increasingly vulnerable to downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

Failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations may subject us to negative financial consequences, including civil or criminal penalties, and harm our brand and reputation.

Complex local, state and national laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently (such as those enacted by California and certain other states) and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations may cause us to incur substantial costs, require changes to our business practices and limit our ability to obtain data used to provide a differentiated guest experience. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by guests and other affected individuals, fines and/or damage to our brand and reputation, any of which could adversely affect our business, financial condition, profitability, and cash flows.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. Our third-party manufacturers of Ulta Beauty products may not maintain adequate controls with respect to product specifications, content, labeling and/or quality and may not continue to produce products that are consistent with applicable regulatory requirements. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions, and criminal prosecution. The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our Ulta Beauty products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations, or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

The formulation, manufacturing, packaging, labeling, distribution, sale, and storage of our vendors’ products and our Ulta Beauty branded products are also subject to extensive regulation by various federal agencies, including FDA, FTC, CPSC, and various state and local agencies, such as State AGs and District Attorneys. If we, our vendors, or the manufacturers of our Ulta Beauty branded products fail to comply with those regulations, we could become subject to significant penalties, claims, or product recalls, which could harm our results of operations, our reputation and/or our ability to conduct our business.

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

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty,” “Ulta,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” “21 Days of Beauty®,” and “Conscious Beauty at Ulta Beauty®,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

In addition, we license certain of our trademarks to some of our business partners. While we enter into comprehensive agreements with our business partners covering, among other things, use of our brand name, the value of our brand and our reputation could be impaired to the extent that our business partners do not operate their businesses, including their stores or websites, in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a business partner, could have an adverse effect on our business, financial condition, profitability, cash flows and reputation.

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

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 29, 2022, we operated 1,308 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	15
Arkansas	11	New Hampshire	8
California	163	New Jersey	43
Colorado	26	New Mexico	7
Connecticut	18	New York	52
Delaware	3	North Carolina	40
Florida	90	North Dakota	3
Georgia	42	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	16
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	3
Iowa	11	South Carolina	22
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	119
Maine	3	Utah	14
Maryland	27	Vermont	1
Massachusetts	23	Virginia	30
Michigan	49	Washington	36
Minnesota	19	West Virginia	7
Mississippi	11	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,308

Distribution centers and fast fulfillment centers

Our standard distribution center and fast fulfillment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration date for each distribution center (DC) and fast fulfillment center (FFC) at January 29, 2022, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	671,000	July 31, 2026
Fresno, California	DC	671,000	July 31, 2028
Greenwood, Indiana	DC	671,000	July 31, 2025
Jacksonville, Florida	FFC	203,463	September 30, 2029
Romeoville, Illinois	FFC	291,000	May 31, 2023

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 341,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2026.

Item 3.   Legal Proceedings

See Note 9 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Item 4A.  Executive Officers

The names of our executive officers, their ages and their positions, as of March 1, 2022, are shown below:

Name	Age	Position
David C. Kimbell	55	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	61	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	56	General Counsel, Chief Risk & Compliance Officer and Corporate Secretary
Jeffrey J. Childs	64	Chief Human Resources Officer
Kecia L. Steelman	51	Chief Operating Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

David C. Kimbell. Mr. Kimbell was named Chief Executive Officer in June 2021 after having previously served as President since December 2019, Chief Merchandising and Marketing Officer since March 2015 and Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he served as Chief Marketing Officer and Executive Vice President at U.S. Cellular, Chief Marketing Officer of Seventh Generation, Vice President of Marketing at PepsiCo, and held a number of brand management roles in the Beauty Division of The Procter and Gamble Company from 1995 to 2001. Mr. Kimbell currently serves on the board of directors for Big Brothers Big Sisters of Metropolitan Chicago and Chicago Lights, and is a member of The Economic Club of Chicago.

Scott M. Settersten. Mr. Settersten was named Chief Financial Officer, Treasurer and Assistant Secretary in March 2013, after serving as Acting Chief Financial Officer and Assistant Secretary since October 2012. Mr. Settersten oversees the company’s finance, accounting, tax, treasury, procurement, internal audit, loss prevention, investor relations, and real estate teams, including the optimization of the company’s store fleet. Previously, Mr. Settersten served as Vice President of Accounting since 2010, after joining Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to Ulta Beauty, Mr. Settersten spent 15 years with PricewaterhouseCoopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jodi J. Caro. Ms. Caro was named General Counsel, Chief Risk & Compliance Officer in August 2015. She also serves as Corporate Secretary and Chief Privacy Officer. Ms. Caro oversees Ulta Beauty’s Legal, Risk & Governance Services team in delivering legal, governance, compliance, risk management and property management services, as well as leading all Environmental, Social, and Governance efforts. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million-dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM. Ms. Caro is also Vice-Chair of the Retail Litigation Center and serves on the Chicago-Kent College of Law Board of Advisors as well as the board of directors for Communities in Schools of Chicago.

Jeffrey J. Childs. Mr. Childs was named Chief Human Resource Officer in October 2013. Prior to joining Ulta Beauty, he was Executive Vice President and Chief Human Resource Officer at U.S. Cellular after joining as Senior Vice President of Human Resources in 2004. From 2001 to 2004, he was President and Owner of Childs Consulting Services. Previously, he served from 1979 to 2001 in a variety of human resources, marketing, sales and operations roles at AT&T, including Vice President, Human Resources and Corporate Services. Mr. Childs is an active member of the Chicago community, serving on the board of directors of Skills for Chicagoland’s Future.

Kecia Steelman. Ms. Steelman was named Chief Operating Officer in June 2021. Ms. Steelman oversees store and services operations, supply chain, Ulta Beauty at Target and enterprise-wide optimization efforts. Previously, Ms. Steelman served as Chief Store Operations Officer since September 2015 and as Senior Vice President, Store Operations since July 2014. Prior to joining Ulta Beauty, Ms. Steelman was Group Vice President at Family Dollar Stores from 2011 to 2014, after joining the company in 2009 as Vice President, Store Development and Store Operations. From 2005 to 2009, Ms. Steelman was Vice President, General Manager of Expo Design Center, Home Depot Design Center, and YardBIRDs and Director of New Store Innovations at the Home Depot Corporation. Ms. Steelman began her career at Target Corporation and served in a variety of retail operations and merchandising roles with increasing responsibility from 1993 to 2005. Ms. Steelman currently serves on the board of directors for Metropolitan Family Services and the Adler Planetarium, and is a member of The Economic Club of Chicago.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 21, 2022 was $385.67 per share. As of March 21, 2022, we had 31 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
October 31, 2021 to November 27, 2021	55,189	$393.85	54,962	$738,135
November 28, 2021 to December 25, 2021	1,864,426	395.89	1,864,426	25
December 26, 2021 to January 29, 2022	195	397.10	–	25
13 weeks ended January 29, 2022	1,919,810	395.83	1,919,388	25
(1)	There were 1,919,388 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 29, 2022 and there were 422 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 12, 2020, we announced our 2020 share repurchase program pursuant to which the Company may repurchase up to $1.6 billion of the Company’s common stock. As of January 29, 2022, the amount remaining available under the $1.6 billion 2020 share repurchase program was nominal. On March 7, 2022, the Board of Directors authorized the 2022 share repurchase program. For additional information on the 2022 share repurchase program see Note 19 to our consolidated financial statements, “Subsequent event.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of January 29, 2022:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	773,608	$232.85	2,576,598
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 498,156 shares issuable pursuant to the exercise of outstanding stock options, 221,292 shares issuable pursuant to restricted stock units, and 54,160 shares issuable pursuant to performance-based units.

(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.
(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the S&P 500 and the S&P 500 Retailing (Industry Group, SP500-2550) for the period covering January 28, 2017 through the end of Ulta Beauty’s fiscal year ended January 29, 2022. The graph assumes an investment of $100 made at the closing of trading on January 28, 2017 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the S&P 500 and (iii) the stocks comprising the S&P 500 Retailing (Industry Group, SP500-2550). All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

	Fiscal year ended
	January 28,	February 3,	February 2,	February 1,	January 30,	January 29,
Company / Index	2017	2018	2019	2020	2021	2022
Ulta Beauty	$100.00	$81.57	$107.21	$98.40	$102.75	$131.79
S&P 500	100.00	123.91	118.66	141.54	162.99	194.48
S&P 500 Retailing	100.00	143.84	154.70	180.19	253.16	266.50

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation and self-investment, and has high expectations for the shopping experience. We estimate that female beauty enthusiasts represent approximately 60% of shoppers and 75% of spend in the U.S. beauty category. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

Today, we are the largest beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include: a differentiated assortment of more than 25,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,300 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) drive breakthrough and disruptive growth through an expanded definition of All Things Beauty, 2) evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World, 3) expand and deepen our presence across the beauty journey, solidifying Ulta Beauty at the Heart of the Beauty Community, 4) drive operational excellence and optimization, 5) protect and cultivate our world-class culture and talent, and 6) expand our environmental and social impact. We believe that the attractive and growing U.S. beauty products and salon services industry, the expanding definition of beauty and role that omnichannel capabilities play in consumers’ lives, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to optimize our real estate portfolio, expand merchandise margin and leverage our fixed store costs with comparable sales increases and operating efficiencies, partially offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

Current Trends

Impact of COVID-19

As previously discussed, our results of operations for fiscal 2020 were significantly impacted by the effects of the COVID-19 pandemic. During fiscal 2021, we continued to closely monitor the impact of COVID-19 on all facets of our business. As we navigated the impact of the pandemic, we proactively took steps to optimize our cost structure, while also investing in new capabilities to support future growth.

During fiscal 2021, we experienced an increase in sales driven primarily by the favorable impact from stronger consumer confidence, government stimulus payments, and the easing of COVID-19 restrictions. While operations during fiscal 2021 did not appear to be as negatively impacted, the continuing COVID-19 pandemic could have additional negative impacts in the future. The extent of the impact of the pandemic on our business and financial results will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential future quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, supply chain disruptions, increased freight costs and higher wholesale costs, the continued duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, the COVID-19 pandemic and its various impacts have changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in travel, entertainment and social gatherings. The overall beauty market declined in 2020 but stabilized in 2021, as consumers began to recover from the impacts of COVID-19. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

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

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue sources include the private label and co-branded credit card programs and royalties derived from the partnership with Target, as well as deferred revenue related to the loyalty program and gift card breakage.

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

Our cost of sales may be negatively impacted as we open new stores. Changes in our merchandise or channel mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

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

Interest expense, net includes both interest expense and income. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 29, 2022 (fiscal 2021), January 30, 2021 (fiscal 2020), and February 1, 2020 (fiscal 2019) were all 52-week years.

As of January 29, 2022, we operated 1,308 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	January 29,	January 30,	February 1,
(Dollars in thousands)	2022	2021	2020
Net sales	$8,630,889	$6,151,953	$7,398,068
Cost of sales	5,262,335	4,202,794	4,717,004
Gross profit	3,368,554	1,949,159	2,681,064

Selling, general and administrative expenses	2,061,545	1,583,017	1,760,716
Impairment, restructuring and other costs	—	114,322	—
Pre-opening expenses	9,517	15,000	19,254
Operating income	1,297,492	236,820	901,094
Interest expense (income), net	1,663	5,735	(5,056)
Income before income taxes	1,295,829	231,085	906,150
Income tax expense	309,992	55,250	200,205
Net income	$985,837	$175,835	$705,945

Other operating data:
Number of stores end of year	1,308	1,264	1254
Comparable sales	37.9%	(17.9)%	5.0%

	Fiscal year ended
	January 29,	January 30,	February 1,
(Percentage of net sales)	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.0%	68.3%	63.8%
Gross profit	39.0%	31.7%	36.2%

Selling, general and administrative expenses	23.9%	25.7%	23.8%
Impairment, restructuring and other costs	0.0%	1.9%	0.0%
Pre-opening expenses	0.1%	0.2%	0.3%
Operating income	15.0%	3.9%	12.1%
Interest expense (income), net	0.0%	0.1%	(0.1)%
Income before income taxes	15.0%	3.8%	12.2%
Income tax expense	3.6%	0.9%	2.7%
Net income	11.4%	2.9%	9.5%

Fiscal year 2021 versus fiscal year 2020

Net sales

Net sales increased $2.5 billion, or 40.3%, to $8.6 billion in fiscal 2021 compared to $6.2 billion in fiscal 2020. The net sales increase was primarily due to the favorable impact from stronger consumer confidence, government stimulus payments, and the easing of COVID-19 restrictions, and an increase of $15.1 million in other revenue. The total comparable sales increase of 37.9% in fiscal 2021, compared to a decrease of 17.9% in fiscal 2020, was driven by a 30.0% increase in transactions and a 6.0% increase in average ticket.

Gross profit

Gross profit increased $1.4 billion, or 72.8%, to $3.4 billion in fiscal 2021, compared to $1.9 billion in fiscal 2020. Gross profit as a percentage of net sales increased 730 basis points to 39.0% in fiscal 2021 compared to 31.7% in fiscal 2020. The increase in gross profit margin was primarily due to:

●	300 basis points leverage of fixed costs attributed to the impact of higher sales;
●	190 basis points of improvements in merchandise margins driven by lower promotional activity and cost optimization efforts;
●	140 basis points of leverage due to favorable channel mix shifts; and
●	100 basis points of leverage in salon expenses attributed to the impact of higher sales.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $0.5 billion, or 30.2%, to $2.1 billion in fiscal 2021 compared to $1.6 billion in fiscal 2020. As a percentage of net sales, SG&A expenses decreased 180 basis points to 23.9% in fiscal 2021 compared to 25.7% in fiscal 2020. The leverage in SG&A expenses was primarily due to:

●	180 basis points of leverage of corporate overhead due to higher sales;
●	90 basis points of leverage of store payroll and benefits due to higher sales; and
●	50 basis points of leverage of store expenses due to higher sales; partially offset by
●	80 basis points of deleverage due to less employee retention credits received under the Coronavirus Aid, Relief and Economic Security Act (CARES Act); and
●	60 basis points of deleverage due to higher incentive compensation.

Impairment, restructuring and other costs

There were no impairment, restructuring and other costs recognized in fiscal 2021 compared to $114.3 million for fiscal 2020, which consisted of $41.9 million due to the impairment of tangible long-lived assets and operating lease assets associated with certain retail stores, $29.1 million related to the suspension of the planned expansion to Canada, $27.5 million related to the permanent closure of 19 stores, and $15.8 million of severance charges.

Pre-opening expenses

Pre-opening expenses decreased $5.5 million, or 36.6%, to $9.5 million in fiscal 2021 compared to $15.0 million in fiscal 2020 due to current year real estate activity and stores expected to open in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.

Interest expense, net

Interest expense, net was $1.7 million in fiscal 2021 compared to $5.7 million of interest expense, net in fiscal 2020. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from short-term investments. We did not have any outstanding borrowings on our credit facility as of January 29, 2022 and January 30, 2021.

Income tax expense

Income tax expense of $310.0 million in fiscal 2021 represents an effective tax rate of 23.9%, compared to fiscal 2020 income tax expense of $55.3 million and an effective tax rate of 23.9%. The higher income tax expense is primarily due to higher operating income compared to fiscal 2020.

Net income

Net income increased $810.0 million to $985.8 million in fiscal 2021 compared to $175.8 million in fiscal 2020. The increase in net income was primarily due to a $1.4 billion increase in gross profit and a $114.3 million decrease in impairment, restructuring and other costs, partially offset by a $0.5 billion increase in SG&A expenses and $254.7 million increase in income taxes.

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

Selling, general and administrative expenses

SG&A expenses decreased $0.2 billion, or 10.1%, to $1.6 billion in fiscal 2020 compared to $1.8 billion in fiscal 2019. As a percentage of net sales, SG&A expenses increased 190 basis points to 25.7% in fiscal 2020 compared to 23.8% in fiscal 2019. The deleverage in SG&A expenses was primarily due to:

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

Interest expense (income), net

Interest expense, net was $5.7 million in fiscal 2020 compared to $5.1 million of interest income, net in fiscal 2019. Interest expense represents interest on borrowings and fees related to the credit facility. Interest income results from short-term investments. We did not have any outstanding borrowings on our credit facility as of January 30, 2021 and February 1, 2020.

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

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by accounts payable, accrued expenses and deferred revenue.

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued improvement in our information technology systems.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for lease expenses, inventory, labor, distribution, advertising and marketing, and tax liabilities) as well as periodic spend for capital expenditures, investments, and share repurchases. Our working capital needs are greatest from August through November as a result of inventory build-up during this period for the holiday season.

Long-term cash requirements primarily relate to funding lease expenses and other purchase commitments.

We generally fund short-term and long-term cash requirements with cash from operating activities. We believe our primary sources of liquidity will satisfy our cash requirements over both the short-term (the next twelve months) and long-term.

The following table summarizes contractual cash requirements as of January 29, 2022:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,130,097	$332,651	$681,117	$554,022	$562,307
Purchase obligations	51,056	33,615	15,485	1,956	—
Total (2)	$2,181,153	$366,266	$696,602	$555,978	$562,307
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $73.6 million, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $3.4 million as of January 29, 2022 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relates to commitments for products and services and other goods and service contracts entered into as of January 29, 2022. Excluded from purchase obligations are normal purchases and contracts entered into in the ordinary course of business.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments. The following table presents a summary of our cash flows during the last three years:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$1,059,265	$810,355	$1,101,293
Net cash used in investing activities	(176,484)	(48,751)	(471,480)
Net cash used in financing activities	(1,497,216)	(107,934)	(646,739)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in fiscal 2021 is mainly due to the increase in net income and deferred revenue, partially offset by higher merchandise inventories, higher cash outflow from higher income taxes, and lower long-lived asset impairment charges compared to fiscal 2020.

The increase in net income was primarily due to an increase in gross profit resulting from higher sales and a decrease in impairment, restructuring and other costs, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.5 billion at January 29, 2022, compared to $1.2 billion at January 30, 2021, representing an increase of $331.0 million or 28.3%. The increase in total inventory was primarily driven by the addition of 44 net new stores opened since January 30, 2021, inventory to support new brand launches, and the acceleration of inventory receipts to support expected demand and mitigate anticipated global supply chain disruptions.

The decrease in net cash provided by operating activities in fiscal 2020 relative to fiscal 2019 was primarily due to the decrease in net income, merchandise inventories, and the timing of accounts payable due to the COVID-19 pandemic.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems.

The increase in net cash used in investing activities in fiscal 2021 relative to fiscal 2020 was primarily due to less proceeds of short-term investments and more capital expenditures compared to fiscal 2020.

The decrease in net cash used in investing activities in fiscal 2020 relative to fiscal 2019 was primarily due to less capital expenditures due to actions we took to preserve liquidity as we navigated through the COVID-19 pandemic and an increase in proceeds of short-term investments offset by less purchases of short-term investments.

Capital expenditures

The following table presents a summary of our store activities during the last three years:

	Fiscal year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Stores opened	48	30	86
Stores remodeled	9	–	12
Stores relocated	7	5	8
Stores refreshed	–	–	240

During fiscal 2021, the average investment required to open a new Ulta Beauty store was approximately $1.4 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures during the last three years by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2022	2021	2020	2019
New, Remodeled, and Relocated Stores	$120	$73	$56	$141
Merchandising and Refreshed Stores	30	16	14	29
Information Technology Systems	150	37	36	54
Supply Chain	70	23	13	17
Store Maintenance and Other	55	23	33	58
Total	$425	$172	$152	$299

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures. We expect fiscal 2022 capital expenditures will be $425 million, and will be used to fund our new, remodeled, and relocated stores and strategic priorities, including investments in information technology systems and supply chain optimization.

Financing activities

Financing activities primarily include share repurchases, borrowing and repayment of our revolving credit facility, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The increase in net cash used in financing activities in fiscal 2021 relative to fiscal 2020 was primarily due to an increase in share repurchases offset by an increase in stock option exercises, and no activity under our revolving credit facility during fiscal 2021.

The decrease in net cash used in financing activities in fiscal 2020 relative to fiscal 2019 was primarily due to borrowing and repayment under our revolving credit facility and the suspension of the share repurchase program in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

We had no borrowings outstanding under the credit facility at the end of fiscal 2021, 2020, and 2019. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

Share repurchase program

In March 2019, the Board of Directors authorized a share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875.0 million of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25.4 million from the earlier share repurchase program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In March 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177.8 million from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 29,	January 30,	February 1,
(Dollars in millions)	2022	2021	2020
Shares repurchased	4,249,632	474,794	2,320,896
Total cost of shares repurchased	$1,521.9	$114.9	$681.0

On March 7, 2022, the Board of Directors authorized a new share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2020 Share Repurchase Program. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

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

As of January 29, 2022 and January 30, 2021, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2021, 2020, and 2019. An increase or decrease in the lower of cost or market (net realizable value) reserve of 10% would not have a material impact on our operating income for fiscal 2021. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2021.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2021.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. During fiscal 2020, we recognized $72.5 million of impairment of long-lived tangible and right-of-use assets which consisted of $41.9 million due to impairment analysis which indicated that the carrying values of certain long-lived assets exceeded their respective fair values, $19.6 million related to the suspension of the planned expansion to Canada, and $11.0 million related to the permanent closure of 19 stores. No significant impairment charges were recognized in fiscal 2021 or fiscal 2019.

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

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2021, 2020, and 2019. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2021.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of January 29, 2022, January 30, 2021 or February 1, 2020.

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

Based on management’s evaluation as of January 29, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 29, 2022. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 29, 2022 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

We have a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller, and other persons performing similar functions. We have posted a copy of our Code of Business Conduct under “Governance” in the Investor Relations section of our website located at http://ulta.com/investor, and such Code of Business Conduct is available in print, without charge, to any stockholder who requests it from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct by posting such information under “Governance” in the Investor Relations section of our website located at http://ulta.com/investor. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Executive Director Compensation for Fiscal 2021” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 29, 2022 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of January 29, 2022, and January 30, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2022 expressed an unqualified opinion thereon.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loyalty Program
Description of the matter

The Company maintains a loyalty program, Ultamate Rewards, which offers members the ability to earn and redeem points on purchases of products and services. As described in Note 2 to the consolidated financial statements, revenue from the loyalty program is recognized when the members redeem points or points expire. The Company estimates the amount of revenue to defer using the standalone selling price of the points earned and the expected redemption percentage. The Company evaluates its estimated standalone selling price quarterly based on the value of products or services purchased using points. The expected redemption percentage is based on historical redemption patterns in conjunction with current information and trends.

Auditing the Company’s estimate of loyalty deferred revenue was complex as the calculation involved management’s assumptions, such as the standalone selling price and expected redemption rate, which drive the revenue deferral. In particular, the estimate is sensitive to these significant assumptions, which are affected by expectations about future customer behavior.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s estimation process and controls supporting the measurement and recognition of the amount of loyalty revenue deferred. This included testing controls over management’s review of the assumptions and other inputs used in the estimation, the completeness and accuracy of issuance and redemption data used in the calculation and controls over the assignment of membership levels based on customer spending patterns.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To test the standalone selling price per point, we validated that the price per point for each membership level was appropriate based on products or services purchased by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

March 25, 2022

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 25, 2022

Ulta Beauty, Inc.

Consolidated Balance Sheets

	January 29,	January 30,
(In thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$431,560	$1,046,051
Receivables, net	233,682	193,109
Merchandise inventories, net	1,499,218	1,168,215
Prepaid expenses and other current assets	110,814	107,402
Prepaid income taxes	5,909	—
Total current assets	2,281,183	2,514,777

Property and equipment, net	914,476	995,795
Operating lease assets	1,482,256	1,504,614
Goodwill	10,870	10,870
Other intangible assets, net	1,538	2,465
Deferred compensation plan assets	38,409	33,223
Other long-term assets	35,647	28,225
Total assets	$4,764,379	$5,089,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$552,730	$477,052
Accrued liabilities	364,797	296,334
Deferred revenue	353,579	274,383
Current operating lease liabilities	274,118	253,415
Accrued income taxes	12,786	42,529
Total current liabilities	1,558,010	1,343,713

Non-current operating lease liabilities	1,572,638	1,643,386
Deferred income taxes	39,693	65,359
Other long-term liabilities	58,665	37,962
Total liabilities	3,229,006	3,090,420

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 53,049 and 56,952 shares issued; 52,311 and 56,260 shares outstanding; at January 29, 2022 and January 30, 2021, respectively	530	569
Treasury stock-common, at cost	(53,478)	(37,801)
Additional paid-in capital	934,945	847,303
Retained earnings	653,376	1,189,422
Accumulated other comprehensive income	—	56
Total stockholders’ equity	1,535,373	1,999,549
Total liabilities and stockholders’ equity	$4,764,379	$5,089,969

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands, except per share data)	2022	2021	2020
Net sales	$8,630,889	$6,151,953	$7,398,068
Cost of sales	5,262,335	4,202,794	4,717,004
Gross profit	3,368,554	1,949,159	2,681,064

Selling, general and administrative expenses	2,061,545	1,583,017	1,760,716
Impairment, restructuring and other costs	—	114,322	—
Pre-opening expenses	9,517	15,000	19,254
Operating income	1,297,492	236,820	901,094
Interest expense (income), net	1,663	5,735	(5,056)
Income before income taxes	1,295,829	231,085	906,150
Income tax expense	309,992	55,250	200,205
Net income	$985,837	$175,835	$705,945

Net income per common share:
Basic	$18.09	$3.12	$12.21
Diluted	$17.98	$3.11	$12.15

Weighted average common shares outstanding:
Basic	54,482	56,351	57,840
Diluted	54,841	56,558	58,105

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Net income	$985,837	$175,835	$705,945
Other comprehensive income:
Foreign currency translation adjustments	(56)	56	—
Comprehensive income	$985,781	$175,891	$705,945

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Operating activities
Net income	$985,837	$175,835	$705,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,460	297,772	295,599
Non-cash lease expense	276,229	268,071	278,820
Long-lived asset impairment charge	—	72,533	—
Deferred income taxes	(25,666)	(24,008)	5,503
Stock-based compensation expense	47,259	27,583	25,045
Loss on disposal of property and equipment	5,358	6,827	5,850
Change in operating assets and liabilities:
Receivables	(40,573)	(53,772)	(20,637)
Merchandise inventories	(331,003)	125,486	(79,372)
Prepaid expenses and other current assets	(3,412)	(4,363)	9,289
Income taxes	(35,652)	58,916	610
Accounts payable	66,156	62,324	9,993
Accrued liabilities	58,598	58,599	28,183
Deferred revenue	79,196	36,848	38,481
Operating lease liabilities	(303,914)	(297,513)	(256,910)
Other assets and liabilities	12,392	(783)	54,894
Net cash provided by operating activities	1,059,265	810,355	1,101,293

Investing activities
Purchases of short-term investments	—	—	(110,000)
Proceeds from short-term investments	—	110,000	—
Capital expenditures	(172,187)	(151,866)	(298,534)
Acquisitions, net of cash acquired	—	(1,220)	—
Other investments	(4,297)	(5,665)	(62,946)
Net cash used in investing activities	(176,484)	(48,751)	(471,480)

Financing activities
Proceeds from long-term debt	—	800,000	—
Payments on long-term debt	—	(800,000)	—
Repurchase of common shares	(1,521,925)	(114,895)	(680,979)
Stock options exercised	40,386	12,229	43,780
Purchase of treasury shares	(15,677)	(3,353)	(9,540)
Debt issuance costs	—	(1,915)	—
Net cash used in financing activities	(1,497,216)	(107,934)	(646,739)

Effect of exchange rate changes on cash and cash equivalents	(56)	56	—
Net increase (decrease) in cash and cash equivalents	(614,491)	653,726	(16,926)
Cash and cash equivalents at beginning of year	1,046,051	392,325	409,251
Cash and cash equivalents at end of year	$431,560	$1,046,051	$392,325

Supplemental information
Cash paid for interest	$2,132	$6,987	$—
Income taxes paid, net of refunds	370,646	19,454	133,861
Non-cash capital expenditures	39,874	20,487	26,901

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – February 2, 2019	59,232	$592	(648)	$(24,908)	$738,671	$1,105,863	$—	$1,820,218
Net income	—	—	—	—	—	705,945	—	705,945
Stock-based compensation	—	—	—	—	25,045	—	—	25,045
Adoption of accounting standards - ASC 842	—	—	—	—	—	(2,375)	—	(2,375)
Stock options exercised and other awards	374	4	—	—	43,776	—	—	43,780
Purchase of treasury shares	—	—	(28)	(9,540)	—	—	—	(9,540)
Repurchase of common shares	(2,321)	(23)	—	—	—	(680,956)	—	(680,979)
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net income	—	—	—	—	—	175,835	—	175,835
Stock-based compensation	—	—	—	—	27,583	—	—	27,583
Foreign currency translation adjustments	—	—	—	—	—	—	56	56
Stock options exercised and other awards	142	1	—	—	12,228	—	—	12,229
Purchase of treasury shares	—	—	(16)	(3,353)	—	—	—	(3,353)
Repurchase of common shares	(475)	(5)	—	—	—	(114,890)	—	(114,895)
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	985,837	—	985,837
Stock-based compensation	—	—	—	—	47,259	—	—	47,259
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	347	3	—	—	40,383	—	—	40,386
Purchase of treasury shares	—	—	(46)	(15,677)	—	—	—	(15,677)
Repurchase of common shares	(4,250)	(42)	—	—	—	(1,521,883)	—	(1,521,925)
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$—	$1,535,373

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share and store count data)

1.   Business and basis of presentation

Ulta Beauty, Inc. was founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. The stores also feature full-service salons. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

As of January 29, 2022, the Company operated 1,308 stores across 50 states.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 29, 2022 (fiscal 2021), January 30, 2021 (fiscal 2020), and February 1, 2020 (fiscal 2019) were 52-week years.

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

Cash and cash equivalents

Cash equivalents include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit card and debit card transactions. These receivables typically settle in five days or less with little or no default risk.

	January 29,	January 30,
(In thousands)	2022	2021
Cash	$165,122	$887,299
Short-term investments	199,939	99,986
Receivables from third-party financial institutions for credit card and debit card transactions	66,499	58,766
Cash and cash equivalents	$431,560	$1,046,051

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturities of these instruments. There was no outstanding debt as of January 29, 2022 and January 30, 2021.

Receivables

Receivables primarily include amounts due from vendors for allowances, amounts related to the employee retention credit (ERC), and amounts due from third-party gift card providers. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

	January 29,	January 30,
(In thousands)	2022	2021
Vendor allowances	$114,853	$90,271
Employee retention credit (1)	56,426	52,405
Gift card	34,655	27,020
Other	28,753	24,181
Allowance for doubtful accounts	(1,005)	(768)
Receivables, net	$233,682	$193,109
(1)	During the fiscal years ended January 29, 2022 and January 30, 2021, the Company qualified for various relief measures resulting from the Coronavirus Aid, Relief and Economic Security (CARES) Act, including the ERC which allowed for a refundable tax credit against certain employment taxes on qualified wages. During the fiscal years ended January 29, 2022 and January 30, 2021, there was $4,021 and $52,405, respectively, related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of income.

Vendor allowances

The Company receives consideration from vendors for advertising, markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. Substantially all vendor allowances are recorded as a reduction of the vendor’s product cost and recognized in cost of sales as the product is sold.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $26,882 and $52,860 as of January 29, 2022 and January 30, 2021, respectively.

Property and equipment and internal use software

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

Costs incurred to obtain or develop internal use software that are capitalized are amortized on a straight-line basis over the estimated useful life of the software. Cloud computing arrangements (software-as-a-service contracts) and related implementation costs that are capitalized are amortized on a straight-line basis over the contract term (1 month to 5 years). These amounts are classified within prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets.

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

Long-lived tangible and right-of-use assets are evaluated for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An undiscounted cash flow analysis is performed over the asset group. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. Management’s forecast of future cash flows is based on the income approach. The fair value of individual right-of-use assets is determined under the market approach using estimated market rent assessments based on broker quotes.

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 13, “Fair value measurements”). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, there may be exposure to additional impairment losses in a future period (see Note 4, “Impairment, restructuring and other costs”).

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

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon control of the premises and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the right-of-use asset.

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

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As there are no outstanding borrowings under the Company’s credit facility, this rate is estimated based on prevailing market conditions, comparable company and credit analysis, and judgment. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract (see Note 8, “Leases”).

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

Credit cards

The Company has agreements (the Agreements) with third parties to provide guests with private label credit cards and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online, and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. The Company’s performance obligation is to maintain the Ultamate Rewards loyalty program as only guests enrolled in the loyalty program can apply for the Credit Cards. Loyalty members earn points through purchases at Ulta Beauty and anywhere the co-branded credit card is accepted, including Ulta Beauty at Target.

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

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company maintains historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $15,266, $11,717, and $12,448 in fiscal 2021, 2020, and 2019, respectively.

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

Advertising

Advertising costs primarily consist of print, digital and social media, and television and radio advertising. Costs related to advertising are expensed in the period the related promotional event occurs.

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Advertising expense	$387,794	$281,573	$317,865
Advertising expense as a percentage of net sales	4.5%	4.6%	4.3%

Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $7,612 and $7,112 as of January 29, 2022 and January 30, 2021, respectively.

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

Income tax benefits related to uncertain tax positions are recognized only when it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Penalties and interest related to unrecognized tax positions are recorded in income tax expense in the consolidated statements of income (see Note 11, “Income taxes”).

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $47,259, $27,583, and $25,642 in fiscal 2021, 2020, and 2019, respectively (see Note 15, “Stock-based compensation”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $400 for employee health claims, $100 for general liability claims, and $250 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. UB Insurance, Inc., an Arizona-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiaries of the Company premiums to insure certain liability exposures. Pursuant to Arizona insurance regulations, UB Insurance, Inc. maintains certain levels of cash and cash equivalents related to its liability exposures.

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

3.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue sources include the private label and co-branded credit card programs and royalties derived from the partnership with Target, as well as deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	January 29,	January 30,	February 1,
(Percentage of net sales)	2022	2021	2020
Cosmetics (1)	43%	45%	51%
Haircare products and styling tools (1)	20%	20%	18%
Skincare (1)	17%	16%	14%
Fragrance and bath	14%	12%	9%
Services	3%	3%	5%
Accessories and other (1)	3%	4%	3%
	100%	100%	100%
(1)	Certain sales departments were reclassified between categories in the prior year to conform to current year presentation.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal 2021 and 2020:

	January 29,	January 30,
(In thousands)	2022	2021
Beginning balance	$269,032	$230,011
Additions to contract liabilities (1)	261,139	200,267
Deductions to contract liabilities (2)	(184,965)	(161,246)
Ending balance	$345,206	$269,032
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,373 and $5,351 at January 29, 2022 and January 30, 2021, respectively.

4. Impairment, restructuring and other costs

The following table provides a summary of the impairment, restructuring and other costs during fiscal 2020:

Fiscal year ended
January 30,
(In thousands)	2021
Impairment of long-lived tangible and right-of-use assets (1)	$41,948

Store closures
Impairment of long-lived tangible and right-of-use assets (1)	19,569
Lease termination costs	7,443
Severance (2)	489
Total store closures	27,501

Suspension of Canadian expansion
Impairment of long-lived tangible and right-of-use assets (1)	11,016
Lease termination costs	17,388
Severance (2)	717
Total suspension of Canadian expansion	29,121

Other severance (2)	15,752
Total (3)	$114,322

(1)	Amount included in the non-cash $72,533 long-lived asset impairment charge on the consolidated statements of cash flows for the fiscal year ended January 30, 2021.

(2)	As of January 30, 2021, there was $9,476 in accrued liabilities on the consolidated balance sheets for restructuring and was primarily for severance. There was no liability for restructuring as of January 29, 2022.
(3)	There were no impairment, restructuring and other costs recognized during fiscal 2021 or fiscal 2019.

Impairment of long-lived tangible and right-of-use assets. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain retail stores during fiscal 2020. The Company’s analysis indicated that the carrying values of certain long-lived tangible and right-of-use assets exceeded their respective fair values. As a result, the Company recognized impairment charges related to certain retail stores in fiscal 2020. These impairment charges were primarily driven by lower than projected revenues, lower market rate assessments, and the effect of temporary store closures as a result of the COVID-19 pandemic. The Company also recorded long-lived tangible and right-of-use asset impairment charges related to store closures and suspension of the Canadian expansion during fiscal 2020 as described below.

Store closures. The Company permanently closed 19 stores in the third quarter of fiscal 2020. The impairment charges recognized in fiscal 2020 reduced the carrying value of the long-lived tangible and right-of-use assets to their fair value.

Suspension of Canadian expansion. In fiscal 2019, the Company announced plans to expand internationally with an initial launch into Canada. The Company continues to believe international markets provide a long-term growth opportunity. However, as a result of the COVID-19 pandemic, in September 2020 the Company decided to prioritize growth of its U.S. operations and suspended its planned expansion to Canada. Investments to support the expansion into Canada were limited to early-stage infrastructure buildout and lease obligations for a small number of stores. Impairment, restructuring and other costs related to suspension of the Canada expansion were recognized in fiscal 2020.

Other severance. As part of the efforts to optimize its cost structure, the Company eliminated certain field and corporate roles. As a result, severance expense was recognized during fiscal 2020.

5.   Property and equipment and internal use software

Property and equipment

Property and equipment consists of the following:

	January 29,	January 30,
(In thousands)	2022	2021
Equipment and fixtures	$1,118,312	$1,083,509
Leasehold improvements	813,068	782,036
Electronic equipment and software	609,734	649,603
Construction-in-progress	91,897	52,668
	2,633,011	2,567,816
Less: accumulated depreciation and amortization	(1,718,535)	(1,572,021)
Property and equipment, net	$914,476	$995,795

Internal use software

As of January 29, 2022, capitalized costs related to cloud computing arrangements of $23,379 was classified as prepaid expenses and other current assets and $22,596 was classified as other long-term assets in the consolidated balance sheets.

As of January 30, 2021, capitalized costs related to cloud computing arrangements of $18,773 was classified as prepaid expenses and other current assets and $16,694 was classified as other long-term assets in the consolidated balance sheets.

Expense related to cloud computing arrangements was $62,215, $49,615, and $38,034 in fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and was included in SG&A expenses in the consolidated statements of income.

6.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal 2021 and 2020 are as follows:

	January 29,	January 30,
(In thousands)	2022	2021
Balance at beginning of the period	$10,870	$10,870
Acquisitions	—	—
Balance at the end of the period	$10,870	$10,870

7.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		January 29, 2022			January 30, 2021
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	1.7	$4,631	$(3,093)	$1,538	$4,631	$(2,166)	$2,465

Amortization expense related to intangible assets was $926 in fiscal 2021, fiscal 2020, and fiscal 2019.

Estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2022	$926
2023	612
2024	—
2025	—
2026	—
2027 and thereafter	—
$1,538

8. Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2033. All leases are classified as operating leases and generally have initial lease terms of 10 years and when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		January 29,	January 30,
(In thousands)	Classification on the Balance Sheet	2022	2021
Right-of-use assets	Operating lease assets	$1,482,256	$1,504,614

Current lease liabilities	Current operating lease liabilities	$274,118	$253,415
Non-current lease liabilities	Non-current operating lease liabilities	1,572,638	1,643,386
Total lease liabilities		$1,846,756	$1,896,801

Weighted-average remaining lease term		6.6 years	6.9 years
Weighted-average discount rate		3.3%	3.6%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal Year Ended
		January 29,	January 30,	February 1,
(In thousands)	Classification on the Statement of Income	2022	2021	2020
Operating lease cost	Cost of sales (1)	$311,546	$304,743	$289,007
Variable lease cost	Cost of sales	77,431	80,557	77,142
Short-term lease cost	Selling, general and administrative expenses	408	567	352
Sublease income	Net sales	(835)	(827)	(691)
Total lease cost		$388,550	$385,040	$365,810
(1)	The majority of operating lease cost relates to retail stores, distribution centers, and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Cash paid for operating lease liabilities (1)	$368,498	$354,133	$338,942
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	253,870	255,966	355,286
(1)	Excludes $28,591, $33,092, and $71,294 related to cash received for tenant incentives as of January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities:

Fiscal year	(In thousands)
2022	$330,260
2023	349,856
2024	318,507
2025	289,025
2026	250,945
2027 and thereafter	517,798
Total lease payments	$2,056,391
Less: imputed interest	(209,635)
Present value of operating lease liabilities	$1,846,756

Operating lease payments exclude $73,646 of legally binding minimum lease payments for leases signed but not yet commenced.

9.   Commitments and contingencies

Contractual obligations – As of January 29, 2022, the Company had various non-cancelable obligations of $51,056 primarily due to commitments made to a third party for products and services for our strategic investments related to supply chain optimization and information technology systems. A majority of these agreements are due within three years and are recorded as liabilities when the goods are received or the services are rendered. Payments under these agreements were $17,370 as of January 29, 2022.

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

10.   Accrued liabilities

Accrued liabilities consist of the following:

	January 29,	January 30,
(In thousands)	2022	2021
Accrued payroll, bonus, and employee benefits (1)	$158,017	$143,992
Accrued advertising	49,477	23,543
Accrued taxes	43,464	36,787
Other accrued liabilities	113,839	92,012
Accrued liabilities	$364,797	$296,334

(1)	Includes $43,845 in social security tax payments deferred related to the CARES Act as of January 30, 2021. There was no deferral related to the CARES Act as of January 29, 2022.

11.   Income taxes

The provision for income taxes consists of the following:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Current:
Federal	$280,300	$67,724	$163,596
State	55,358	11,534	31,106
Total current	335,658	79,258	194,702
Deferred:
Federal	(22,936)	(19,631)	1,182
State	(2,730)	(4,377)	4,321
Total deferred	(25,666)	(24,008)	5,503
Provision for income taxes	$309,992	$55,250	$200,205

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State effective rate, net of federal tax benefit	3.3%	2.9%	3.1%
Executive compensation limitation	0.5%	1.2%	0.2%
Excess deduction of stock compensation	(0.5%)	(0.3%)	(1.1%)
Other	(0.4%)	(0.9%)	(1.1%)
Effective tax rate	23.9%	23.9%	22.1%

Significant components of deferred tax assets and liabilities are as follows:

	January 29,	January 30,
(In thousands)	2022	2021
Deferred tax assets:
Operating lease liability	$471,687	$484,780
Reserves not currently deductible	47,059	32,590
Accrued liabilities	33,289	31,056
Employee benefits	24,355	23,687
Property and equipment	1,710	—
Credit carryforwards	334	291
NOL carryforwards	303	255
Inventory valuation	—	8,386
Total deferred tax assets	578,737	581,045
Deferred tax liabilities:
Operating lease asset	561,137	561,605
Prepaid expenses	45,815	46,013
Receivables not currently includable	5,398	3,720
Inventory valuation	3,490	—
Other	2,224	1,669
Intangibles	366	585
Property and equipment	—	32,812
Total deferred tax liabilities	618,430	646,404
Net deferred tax liability	$(39,693)	$(65,359)

At January 29, 2022, the Company had $423 of credit carryforwards for state income tax purposes that expire between 2022 and 2025. The Company also had $95 of state net operating loss (NOL) carryforwards that expire by 2040 and $825 of federal and $163 of state NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification 740-10. The reserve for uncertain tax positions was $3,389 and $2,783 at January 29, 2022 and January 30, 2021, respectively, which represents the best estimate of the potential liability. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	January 29,	January 30,
(In thousands)	2022	2021
Balance at beginning of the year	$2,783	$3,536
Increase due to a prior year tax position	1,219	224
Decrease due to a prior year tax position	(613)	(977)
Balance at end of the year	$3,389	$2,783

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2021 and 2020.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2018 and is no longer subject to examinations by state authorities before 2017.

12.   Debt

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

As of January 29, 2022 and January 30, 2021, the Company had no borrowings outstanding under the credit facility. The weighted average interest rate was 1.56% for fiscal 2020.

As of January 29, 2022, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of January 29, 2022 and January 30, 2021, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $40,839 and $32,909, respectively. The liabilities have been categorized as Level 2 as they are based on third-party reported values which are based primarily on quoted market prices of underlying assets of the funds within the plan.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

14.   Investments

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $2,671 and $3,174 as of January 29, 2022 and January 30, 2021, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during fiscal 2021. The Company contributed capital of $5,665 and received distributions including $1,689 of investment tax credits during fiscal 2020.

The Company made other investments of $4,297 during fiscal 2021.

15.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

The Amended and Restated 2011 Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of January 29, 2022, the plan reserves for the issuance upon grant or exercise of awards up to 2,577 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Stock options	$11,245	$10,757	$8,660
Restricted stock units	19,286	16,608	12,762
Performance-based restricted stock units	16,728	218	4,220
Total stock-based compensation expense	$47,259	$27,583	$25,642

Cash received from stock option exercises	$40,386	$12,229	$43,780
Income tax benefit	$7,088	$750	$11,600

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

	Fiscal year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Volatility rate	46.9%	43.0%	31.0%
Average risk-free interest rate	0.4%	0.3%	2.3%
Average expected life (in years)	3.9	3.4	3.5
Dividend yield	None	None	None

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

The following table presents information related to common stock options:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands, except weighted-average grant date fair value)	2022	2021	2020
Weighted-average grant date fair value	$109.84	$54.40	$89.91
Fair value of options vested	10,417	9,741	9,143
Intrinsic value of options exercised	39,489	11,304	51,650

At January 29, 2022, there was approximately $11,623 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	671	$208.47	539	$212.58	755	$174.34
Granted	61	306.96	248	174.45	97	348.73
Exercised	(224)	180.05	(90)	135.70	(285)	153.64
Forfeited/Expired	(10)	225.24	(26)	219.47	(28)	263.34
End of year	498	$232.85	671	$208.47	539	$212.58
Exercisable at end of year	179	$248.11	236	$209.03	172	$159.39
Vested and Expected to vest	474	$233.28	639	$208.49	510	$211.14

The following table presents information related to stock options outstanding and stock options exercisable at January 29, 2022 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$74.91 – $127.15	11	2	$92.99	11	2	$92.99
$127.16 – $153.87	1	3	152.27	1	3	152.27
$153.88 – $174.45	213	8	174.45	27	8	174.45
$174.46 – $204.27	77	6	203.15	44	6	202.31
$204.28 – $281.53	57	5	281.53	57	5	281.53
$281.54 – $365.13	139	8	330.98	39	7	348.73
$74.91 – $365.13	498	7	$232.85	179	6	$248.11

The aggregate intrinsic value of outstanding and exercisable stock options as of January 29, 2022 was $62,762 and $19,793, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on January 29, 2022 was $358.83 per share.

Restricted stock units

Restricted stock units are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest after one year. The grant date fair value of restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Restricted stock units are expensed on a straight-line basis over the requisite service period. Forfeitures of restricted stock units are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 29, 2022, unrecognized stock-based compensation expense related to restricted stock units was $22,179. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of restricted stock units activity is presented in the following table (shares in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	253	$210.46	159	$259.21	168	$220.68
Granted	61	312.42	163	179.72	53	335.28
Vested	(76)	209.88	(38)	276.51	(46)	207.77
Forfeited	(17)	233.94	(31)	218.40	(16)	259.65
End of year	221	$236.95	253	$210.46	159	$259.21
Expected to vest	205	$236.95	234	$210.46	147	$259.21

Performance-based restricted stock units

Performance-based restricted stock units are granted to certain employees. Units granted prior to 2021 cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals at the end of the second year of the term. The grant date fair value of these performance-based restricted stock units is based on the closing market price of shares of the Company’s common stock on the date of grant. Performance-based restricted stock units granted in 2021 cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals for each of the first two years. The performance is then capped at 100% if the total shareholder return over a three-year period is not positive. The grant date fair value of the 2021 performance-based restricted stock units are measured using a Monte Carlo simulation. Performance-based restricted stock units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of performance-based restricted stock units are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 29, 2022, unrecognized stock-based compensation expense related to performance-based restricted stock units was $13,990. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of performance-based restricted stock unit activity is presented in the following table (shares in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Beginning of year	37	$271.88	62	$267.60	94	$214.64
Granted	74	326.99	—	—	21	348.73
Change in performance award payout	(7)	348.73	(5)	204.27	(3)	281.53
Vested	(47)	295.49	(14)	281.53	(43)	191.76
Forfeited	(3)	319.71	(6)	263.38	(7)	258.80
End of year	54	$314.30	37	$271.88	62	$267.60
Expected to vest	50	$314.30	35	$271.88	57	$267.60

The number of performance-based restricted stock units granted is based on achieving the targeted performance goals as defined in the performance-based restricted stock unit agreements. As of January 29, 2022, the maximum number of units that could vest under the provisions of the agreements was 92.

Awards with market conditions are classified as liability awards and the fair value is determined using a Monte Carlo simulation. Market-based restricted stock units totaling 28 shares were granted to the former Chief Executive Officer in fiscal 2018 and settled during fiscal 2021. Compensation expense for liability awards was $7,671, $879, and $597 for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

16.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net income	$985,837	$175,835	$705,945

Denominator:
Weighted-average common shares – Basic	54,482	56,351	57,840
Dilutive effect of stock options and non-vested stock	359	207	265
Weighted-average common shares – Diluted	54,841	56,558	58,105

Net income per common share:
Basic	$18.09	$3.12	$12.21
Diluted	$17.98	$3.11	$12.15

The denominator for diluted net income per common share for fiscal years 2021, 2020, and 2019 excludes 205, 211, and 298 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

17.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match. In fiscal 2021, 2020, and 2019, the Company match was 100% of the first 3% of eligible compensation and an additional 50% match for the next 2% of eligible compensation. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income as follows:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
401(k) plan matching contribution expense	$19,296	$16,878	$16,556

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match. In fiscal 2021, 2020, and 2019, the Company match was 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2021, 2020, and 2019.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	January 29,	January 30,
(In thousands)	2022	2021
Deferred compensation plan liability	$40,839	$32,909
Deferred compensation plan assets	38,409	33,223

18.   Share repurchase program

In March 2019, the Board of Directors authorized a share repurchase program (the 2019 Share Repurchase Program) pursuant to which the Company could repurchase up to $875,000 of the Company’s common stock. The 2019 Share Repurchase Program authorization revoked the previously authorized but unused amount of $25,435 from the earlier share repurchase program. The 2019 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In March 2020, the Board of Directors authorized a new share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177,805 from the 2019 Share Repurchase Program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time. During fiscal 2020, the share repurchase program was suspended in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic. The program resumed during the fourth quarter of fiscal 2020.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 29,	January 30,	February 1,
(In thousands)	2022	2021	2020
Shares repurchased	4,250	475	2,321
Total cost of shares repurchased	$1,521,925	$114,895	$680,979

19. Subsequent event

On March 7, 2022, the Board of Directors authorized a new share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2021
Allowance for doubtful accounts	$768	$388	$(151)	(a)	$1,005
Inventory reserve	52,860	9,525	(35,503)		26,882
Fiscal 2020
Allowance for doubtful accounts	$1,363	$22	$(617)	(a)	$768
Inventory reserve	46,941	42,634	(36,715)		52,860
Fiscal 2019
Allowance for doubtful accounts	$651	$1,094	$(382)	(a)	$1,363
Inventory reserve	36,640	50,285	(39,984)		46,941
(a)	Represents write-off of uncollectible accounts

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 3, 2020		8-K	3.2	001-33764	6/8/2020
4	Description of Ulta Beauty, Inc.’s Securities		10-K	4	001-33764	3/27/2020
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3	Amendment No. 1 to Second Amended and Restated Agreement, dated March 11, 2020, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders		10-K	10.3	001-33764	3/27/2020
10.4	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007
10.5	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.10	Letter Agreement dated June 20, 2013 between Ulta Salon, Cosmetics & Fragrance, Inc. and Mary N. Dillon*		8-K	10.1	001-33764	6/24/2013

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.11	Letter Agreement dated September 13, 2013 between Ulta Inc. and Jeffrey J. Childs*		10-Q	10.1	001-33764	6/10/2014
10.12	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.13	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.15	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.16	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.17	Restricted Stock Unit Award Agreement dated March 29, 2018, with Mary Dillon*		10-K	10.17	001-33764	4/3/2018
10.18	Amendment to Employment Letter Regarding Severance Entitlements, dated March 29, 2018, between Ulta Beauty, Inc. and Mary Dillon*		10-K	10.18	001-33764	4/3/2018
10.19	New Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/30/2021
10.20	New Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.2	001-33764	3/30/2021
10.21	Restricted Stock Unit Award Agreement—PSUs—dated March 25, 2021, with Mary Dillon*		8-K	10.3	001-33764	3/30/2021
10.22	Stock Option Agreement dated March 25, 2021, with Mary Dillon*		8-K	10.4	001-33764	3/30/2021
10.23	Restricted Stock Unit Award Agreement dated March 25, 2021, with Mary Dillon*		8-K	10.5	001-33764	3/30/2021
10.24	Confidential Information & Restrictive Covenants Agreement with Mary Dillon*		8-K	10.6	001-33764	3/30/2021
10.25	Alternative Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X
10.26	Alternative Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.27	Alternative Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99

Proxy Statement for the 2022 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after January 29, 2022; except to the extent specifically incorporated by reference, the Proxy Statement for the 2022 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 25, 2022.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ David C. Kimbell	Chief Executive Officer and	March 25, 2022
David C. Kimbell	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	March 25, 2022
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Sally E. Blount	Director	March 25, 2022
Sally E. Blount

/s/ Michelle L. Collins	Director	March 25, 2022
Michelle L. Collins

/s/ Mary N. Dillon	Executive Chair of the Board of Directors	March 25, 2022
Mary N. Dillon

/s/ Kelly E. Garcia	Director	March 25, 2022
Kelly E. Garcia

/s/ Catherine Halligan	Director	March 25, 2022
Catherine Halligan

/s/ Charles Heilbronn	Director	March 25, 2022
Charles Heilbronn

/s/ Patricia A. Little	Director	March 25, 2022
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 25, 2022
Michael R. MacDonald

/s/ George Mrkonic	Director	March 25, 2022
George Mrkonic

/s/ Lorna E. Nagler	Lead Independent Director of the Board of Directors	March 25, 2022
Lorna E. Nagler

/s/ Gisel Ruiz	Director	March 25, 2022
Gisel Ruiz

/s/ Michael C. Smith	Director	March 25, 2022
Michael C. Smith