Form 10-Q
period 2022-04-30
Ulta Beauty, Inc.
filed 2022-05-26
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 23, 2022 was 51,818,071 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	April 30,	January 29,	May 1,
(In thousands, except per share data)	2022	2022	2021
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$654,486	$431,560	$947,456
Receivables, net	192,754	233,682	154,342
Merchandise inventories, net	1,570,552	1,499,218	1,353,565
Prepaid expenses and other current assets	114,075	110,814	108,393
Prepaid income taxes	—	5,909	—
Total current assets	2,531,867	2,281,183	2,563,756

Property and equipment, net	909,543	914,476	960,440
Operating lease assets	1,488,040	1,482,256	1,487,616
Goodwill	10,870	10,870	10,870
Other intangible assets, net	1,307	1,538	2,233
Deferred compensation plan assets	35,978	38,409	34,279
Other long-term assets	34,431	35,647	28,350
Total assets	$5,012,036	$4,764,379	$5,087,544

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$585,500	$552,730	$552,837
Accrued liabilities	305,000	364,797	322,676
Deferred revenue	324,694	353,579	270,090
Current operating lease liabilities	276,440	274,118	263,200
Accrued income taxes	108,113	12,786	113,960
Total current liabilities	1,599,747	1,558,010	1,522,763

Non-current operating lease liabilities	1,568,356	1,572,638	1,613,309
Deferred income taxes	40,702	39,693	66,483
Other long-term liabilities	57,611	58,665	40,272
Total liabilities	3,266,416	3,229,006	3,242,827

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 52,790, 53,049, and 55,803 shares issued; 52,038, 52,311, and 55,090 shares outstanding; at April 30, 2022 (unaudited), January 29, 2022, and May 1, 2021 (unaudited), respectively	528	530	558
Treasury stock-common, at cost	(58,650)	(53,478)	(44,567)
Additional paid-in capital	951,802	934,945	861,312
Retained earnings	851,940	653,376	1,027,414
Total stockholders’ equity	1,745,620	1,535,373	1,844,717
Total liabilities and stockholders’ equity	$5,012,036	$4,764,379	$5,087,544

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands, except per share data)	2022	2021
Net sales	$2,345,901	$1,938,519
Cost of sales	1,404,875	1,184,731
Gross profit	941,026	753,788

Selling, general and administrative expenses	500,970	443,875
Pre-opening expenses	2,348	4,589
Operating income	437,708	305,324
Interest expense, net	401	358
Income before income taxes	437,307	304,966
Income tax expense	105,912	74,677
Net income	$331,395	$230,289

Net income per common share:
Basic	$6.34	$4.13
Diluted	$6.30	$4.10

Weighted average common shares outstanding:
Basic	52,250	55,795
Diluted	52,582	56,172

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Operating activities
Net income	$331,395	$230,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,839	70,599
Non-cash lease expense	72,192	68,881
Deferred income taxes	1,009	1,124
Stock-based compensation expense	10,356	8,978
Loss on disposal of property and equipment	1,002	1,089
Change in operating assets and liabilities:
Receivables	40,928	38,767
Merchandise inventories	(71,334)	(185,350)
Prepaid expenses and other current assets	(3,261)	(991)
Income taxes	101,236	71,431
Accounts payable	42,586	76,580
Accrued liabilities	(57,214)	23,209
Deferred revenue	(28,885)	(4,293)
Operating lease liabilities	(79,936)	(72,175)
Other assets and liabilities	3,390	1,929
Net cash provided by operating activities	426,303	330,067

Investing activities
Capital expenditures	(71,076)	(34,563)
Other investments	(797)	—
Net cash used in investing activities	(71,873)	(34,563)

Financing activities
Repurchase of common shares	(132,834)	(392,309)
Stock options exercised	6,502	5,032
Purchase of treasury shares	(5,172)	(6,766)
Net cash used in financing activities	(131,504)	(394,043)

Effect of exchange rate changes on cash and cash equivalents	—	(56)
Net increase (decrease) in cash and cash equivalents	222,926	(98,595)
Cash and cash equivalents at beginning of period	431,560	1,046,051
Cash and cash equivalents at end of period	$654,486	$947,456

Supplemental information
Cash paid for interest	$524	$526
Income taxes paid, net of refunds	3,357	1,725
Non-cash capital expenditures	27,475	22,825

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	230,289	—	230,289
Stock-based compensation	—	—	—	—	8,978	—	—	8,978
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	94	1	—	—	5,031	—	—	5,032
Purchase of treasury shares	—	—	(21)	(6,766)	—	—	—	(6,766)
Repurchase of common shares	(1,243)	(12)	—	—	—	(392,297)	—	(392,309)
Balance – May 1, 2021	55,803	$558	(713)	$(44,567)	$861,312	$1,027,414	$—	$1,844,717

Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$—	$1,535,373
Net income	—	—	—	—	—	331,395	—	331,395
Stock-based compensation	—	—	—	—	10,356	—	—	10,356
Stock options exercised and other awards	73	1	—	—	6,501	—	—	6,502
Purchase of treasury shares	—	—	(14)	(5,172)	—	—	—	(5,172)
Repurchase of common shares	(332)	(3)	—	—	—	(132,831)	—	(132,834)
Balance – April 30, 2022	52,790	$528	(752)	$(58,650)	$951,802	$851,940	$—	$1,745,620

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

As of April 30, 2022, the Company operated 1,318 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	30	Nevada	16
Arkansas	11	New Hampshire	8
California	165	New Jersey	44
Colorado	26	New Mexico	7
Connecticut	19	New York	52
Delaware	3	North Carolina	40
Florida	90	North Dakota	3
Georgia	42	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	16
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	4
Iowa	11	South Carolina	22
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	120
Maine	3	Utah	14
Maryland	28	Vermont	1
Massachusetts	23	Virginia	32
Michigan	49	Washington	36
Minnesota	19	West Virginia	7
Mississippi	11	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,318

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended April 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2023, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic, geo-political events, and inflationary cost pressures on future periods.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended January 29, 2022. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The first quarter in fiscal 2022 and 2021 ended on April 30, 2022 and May 1, 2021, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, geo-political events, and inflationary cost pressures, will be reflected in the consolidated financial statements in future periods.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	April 30,	May 1,
(Percentage of net sales)	2022	2021
Cosmetics	44%	45%
Haircare products and styling tools	20%	19%
Skincare	18%	19%
Fragrance and bath	12%	11%
Services	3%	3%
Accessories and other	3%	3%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the Company’s obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended April 30, 2022 and May 1, 2021:

	April 30,	May 1,
(In thousands)	2022	2021
Beginning balance	$345,206	$269,032
Additions to contract liabilities (1)	114,005	97,681
Deductions to contract liabilities (2)	(146,852)	(113,541)
Ending balance	$312,359	$253,172
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $12,335 and $16,918 at April 30, 2022 and May 1, 2021, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at April 30, 2022, January 29, 2022, and May 1, 2021. No additional goodwill was recognized during the 13 weeks ended April 30, 2022. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

5.Leases

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Operating lease cost	$80,901	$78,736

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Cash paid for operating lease liabilities (1)	$94,745	$90,227
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	77,976	51,883
(1)	Excludes $6,701 and $7,986 related to cash received for tenant incentives for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively.

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

As of April 30, 2022, January 29, 2022, and May 1, 2021, there were no borrowings outstanding under the credit facility.

As of April 30, 2022, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of April 30, 2022, January 29, 2022 and May 1, 2021, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $40,792, $40,839, and $35,449, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.Stock-based compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards expected to vest. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	13 Weeks Ended
	April 30,	May 1,
	2022	2021
Volatility rate	49.0%	46.9%
Average risk-free interest rate	2.4%	0.4%
Average expected life (in years)	3.4	3.9
Dividend yield	None	None

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

The Company granted 48 and 61 stock options during the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. Stock-based compensation expense for stock options was $2,342 and $2,897 for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. The weighted-average grant date fair value of these stock options was $149.14 and $109.72 for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. At April 30, 2022, there was approximately $16,062 of unrecognized stock-based compensation expense related to unvested stock options.

There were 50 and 52 restricted stock units issued during the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. Stock-based compensation expense for restricted stock units was $4,452 and $4,835 for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. At April 30, 2022, there was approximately $35,627 of unrecognized stock-based compensation expense related to restricted stock units.

There were 37 and 46 performance-based restricted stock units issued during the 13 weeks ended April 30, 2022 and May 1, 2021. Stock-based compensation expense for performance-based restricted stock units was $3,562 and $1,246 for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. At April 30, 2022, there was approximately $25,921 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $105,912 for the 13 weeks ended April 30, 2022 represents an effective tax rate of 24.2%, compared to $74,677 of income tax expense representing an effective tax rate of 24.5% for the 13 weeks ended May 1, 2021.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended
	April 30,	May 1,
(In thousands, except per share data)	2022	2021
Numerator:
Net income	$331,395	$230,289

Denominator:
Weighted-average common shares – Basic	52,250	55,795
Dilutive effect of stock options and non-vested stock	332	377
Weighted-average common shares – Diluted	52,582	56,172

Net income per common share:
Basic	$6.34	$4.13
Diluted	$6.30	$4.10

The denominator for diluted net income per common share for the 13 weeks ended April 30, 2022 and May 1, 2021 excludes 143 and 262 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

12.Share repurchase program

In March 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177,805 from the earlier share repurchase program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In March 2022, the Board of Directors authorized a new share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program revokes the previously authorized but unused amounts from the 2020 Share Repurchase Program. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Shares repurchased	332	1,243
Total cost of shares repurchased	$132,834	$392,309

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and geo-political events;
●	the impact of current inflationary cost pressures on payroll, benefits, supply chain, and other operating costs;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	epidemics, pandemics or natural disasters that have and could continue to negatively impact sales;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 29, 2022, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) drive breakthrough and disruptive growth through an expanded definition of All Things Beauty, 2) evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World, 3) expand and deepen our presence across the beauty journey, solidifying Ulta Beauty at the Heart of the Beauty Community, 4) drive operational excellence and optimization, 5) protect and cultivate our world-class culture and talent and 6) expand our environmental and social impact. We believe that the attractive and growing U.S. beauty products and salon services industry, the expanding definition of beauty and the role that omnichannel capabilities play in consumers’ lives, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Current Trends

Impact of COVID-19

We closely monitor the continuing impact of COVID-19 on all facets of our business. During the first quarter of fiscal 2022, we experienced an increase in sales driven primarily by the favorable impact from the easing of COVID-19 restrictions. While operations during the first quarter of fiscal 2022 did not appear to be as negatively impacted, the continuing COVID-19 pandemic could have additional negative impacts in the future. The extent of the impact of the pandemic on our business and financial results will depend on future developments, including, but not limited to, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, the duration of potential travel restrictions within the U.S. and other affected countries, supply chain disruptions, increased freight costs and higher wholesale costs, the continued duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

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

Impact of inflation and changing prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, continued pressure from inflation could have an adverse impact on consumer spending and sales. Furthermore, inflation pressure could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target, and deferred revenue related to the loyalty program and gift card breakage.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;

●	competition;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs;
●	retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

Our cost of sales may be negatively impacted as we open new stores. Changes in our merchandise or channel mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative expenses include:

●	payroll, bonus, and benefit costs for retail store and corporate employees;
●	advertising and marketing costs, offset by vendor income that is a reimbursement of specific, incremental, and identifiable costs;
●	occupancy costs related to our corporate office facilities;
●	stock-based compensation expense;
●	depreciation and amortization for all assets, except those related to our retail stores and distribution operations, which are included in cost of sales; and
●	legal, finance, information systems, and other corporate overhead costs.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2022 and 2021 ended on April 30, 2022 and May 1, 2021, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	April 30,	May 1,
(Dollars in thousands)	2022	2021
Net sales	$2,345,901	$1,938,519
Cost of sales	1,404,875	1,184,731
Gross profit	941,026	753,788

Selling, general and administrative expenses	500,970	443,875
Pre-opening expenses	2,348	4,589
Operating income	437,708	305,324
Interest expense, net	401	358
Income before income taxes	437,307	304,966
Income tax expense	105,912	74,677
Net income	$331,395	$230,289

Other operating data:
Number of stores end of period	1,318	1,290
Comparable sales	18.0%	65.9%

	13 Weeks Ended
	April 30,	May 1,
(Percentage of net sales)	2022	2021
Net sales	100.0%	100.0%
Cost of sales	59.9%	61.1%
Gross profit	40.1%	38.9%

Selling, general and administrative expenses	21.4%	22.9%
Pre-opening expenses	0.1%	0.2%
Operating income	18.7%	15.8%
Interest expense, net	0.0%	0.0%
Income before income taxes	18.6%	15.8%
Income tax expense	4.5%	3.9%
Net income	14.1%	11.9%

Comparison of 13 weeks ended April 30, 2022 to 13 weeks ended May 1, 2021

Net sales

Net sales increased $407.4 million or 21.0%, to $2.3 billion for the 13 weeks ended April 30, 2022, compared to $1.9 billion for the 13 weeks ended May 1, 2021. The net sales increase was primarily due to the favorable impact in the U.S. from fewer COVID-19 restrictions and an increase of $20.4 million in other revenue. The total comparable sales increase of 18.0% was driven by a 10.0% increase in transactions and an 7.3% increase in average ticket.

Gross profit

Gross profit increased $187.2 million or 24.8%, to $941.0 million for the 13 weeks ended April 30, 2022, compared to $753.8 million for the 13 weeks ended May 1, 2021. Gross profit as a percentage of net sales increased to 40.1% for the

13 weeks ended April 30, 2022, compared to 38.9% for the 13 weeks ended May 1, 2021. The increase in gross profit margin was primarily due to leverage in fixed costs, strong growth in other revenue, and favorable channel mix shifts, partially offset by deleverage in merchandise margins.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $57.1 million or 12.9%, to $501.0 million for the 13 weeks ended April 30, 2022, compared to $443.9 million for the 13 weeks ended May 1, 2021. SG&A expenses as a percentage of net sales decreased to 21.4% for the 13 weeks ended April 30, 2022, compared to 22.9% for the 13 weeks ended May 1, 2021, primarily due to lower marketing expenses and leverage in store payroll and benefits due to higher sales, partially offset by deleverage in corporate overhead due to strategic investments.

Pre-opening expenses

Pre-opening expenses were $2.3 million for the 13 weeks ended April 30, 2022 compared to $4.6 million for the 13 weeks ended May 1, 2021.

Interest expense, net

Interest expense, net of $0.4 million for the 13 weeks ended April 30, 2022 was consistent with the 13 weeks ended May 1, 2021. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on the credit facility as of April 30, 2022 and May 1, 2021.

Income tax expense

Income tax expense of $105.9 million for the 13 weeks ended April 30, 2022 represents an effective tax rate of 24.2%, compared to $74.7 million of income tax expense representing an effective tax rate of 24.5% for the 13 weeks ended May 1, 2021.

Net income

Net income was $331.4 million for the 13 weeks ended April 30, 2022, compared to $230.3 million for the 13 weeks ended May 1, 2021. The increase in net income is primarily related to the $187.2 million increase in gross profit, partially offset by the $57.1 million increase in SG&A expenses and the $31.2 million increase in income tax expense.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by accounts payable, accrued expenses and deferred revenue. As of April 30, 2022, January 29, 2022, and May 1, 2021, we had cash and cash equivalents of $654.5 million, $431.6 million, and $947.5 million, respectively.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	April 30,	May 1,
(In thousands)	2022	2021
Net cash provided by operating activities	$426,303	$330,067
Net cash used in investing activities	(71,873)	(34,563)
Net cash used in financing activities	(131,504)	(394,043)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was mainly due to the increase in net income and an increase in inventory , partially offset by the timing of accounts payable and accrued liabilities. The increase in net income was primarily due to an increase in gross profit resulting from higher sales, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.57 billion at April 30, 2022, compared to $1.35 billion at May 1, 2021, representing an increase of $217.0 million or 16.0%. The change in inventory is primarily due to the following:

●	$29 million increase due to the addition of 28 net new stores opened since May 1, 2021;
●	$78 million increase due to new key brand launches; and
●	$110 million increase due to increased inventory costs and the acceleration of inventory receipts to support expected demand and mitigate global supply chain disruptions.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $71.1 million during the 13 weeks ended April 30, 2022 compared to $34.6 million during the 13 weeks ended May 1, 2021.

During the 13 weeks ended April 30, 2022, we opened 10 new stores and relocated six stores, compared to the 13 weeks ended May 1, 2021, when we opened 28 new stores and relocated one store.

The increase in net cash used in investing activities in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to more capital expenditures compared to the first quarter of fiscal 2021.

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

The decrease in net cash used in financing activities in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to a decrease in share repurchases.

We had no borrowings outstanding under the credit facility as of April 30, 2022, January 29, 2022, and May 1, 2021. The zero outstanding borrowings position continues to be due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

Share repurchase program

In March 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amount of $177.8 million from the earlier share repurchase program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In March 2022, the Board of Directors authorized a new share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revokes the previously authorized but unused amounts from the 2020 Share Repurchase Program. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	April 30,	May 1,
(Dollars in millions)	2022	2021
Shares repurchased	331,834	1,243,209
Total cost of shares repurchased	$132.8	$392.3

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

As of April 30, 2022, January 29, 2022, and May 1, 2021 we had no borrowings outstanding under the credit facility.

As of April 30, 2022, we were in compliance with all terms and covenants of the Loan Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of April 30, 2022, January 29, 2022, and May 1, 2021.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2022, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 29, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
January 30, 2022 to February 26, 2022	—	$—	—	$25
February 27, 2022 to March 26, 2022	107,057	384.40	93,182	1,964,000
March 27, 2022 to April 30, 2022	238,702	405.75	238,652	1,867,166
13 weeks ended April 30, 2022	345,759	399.14	331,834	1,867,166
(1)	There were 331,834 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended April 30, 2022 and there were 13,925 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	In March 2022, we announced the 2022 Share Repurchase Program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the 2020 Share Repurchase Program. As of April 30, 2022, $1.9 billion remained available under the 2022 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 26, 2022 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary