Form 10-Q
period 2022-07-30
Ulta Beauty, Inc.
filed 2022-08-25
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 22, 2022 was 51,221,498 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	July 30,	January 29,	July 31,
(In thousands, except per share data)	2022	2022	2021
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$434,226	$431,560	$770,144
Receivables, net	180,514	233,682	154,416
Merchandise inventories, net	1,666,130	1,499,218	1,443,685
Prepaid expenses and other current assets	123,014	110,814	108,145
Prepaid income taxes	39,029	5,909	18,544
Total current assets	2,442,913	2,281,183	2,494,934

Property and equipment, net	912,017	914,476	909,507
Operating lease assets	1,509,246	1,482,256	1,470,166
Goodwill	10,870	10,870	10,870
Other intangible assets, net	1,075	1,538	2,001
Deferred compensation plan assets	33,393	38,409	36,396
Other long-term assets	36,480	35,647	30,711
Total assets	$4,945,994	$4,764,379	$4,954,585

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$586,851	$552,730	$535,257
Accrued liabilities	323,939	364,797	313,372
Deferred revenue	316,571	353,579	265,462
Current operating lease liabilities	274,693	274,118	267,442
Accrued income taxes	—	12,786	—
Total current liabilities	1,502,054	1,558,010	1,381,533

Non-current operating lease liabilities	1,582,003	1,572,638	1,585,539
Deferred income taxes	40,029	39,693	64,535
Other long-term liabilities	52,840	58,665	43,165
Total liabilities	3,176,926	3,229,006	3,074,772

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 52,087, 53,049, and 55,160 shares issued; 51,332, 52,311, and 54,446 shares outstanding; at July 30, 2022 (unaudited), January 29, 2022, and July 31, 2021 (unaudited), respectively	521	530	551
Treasury stock-common, at cost	(59,803)	(53,478)	(44,775)
Additional paid-in capital	982,339	934,945	889,206
Retained earnings	846,011	653,376	1,034,831
Total stockholders’ equity	1,769,068	1,535,373	1,879,813
Total liabilities and stockholders’ equity	$4,945,994	$4,764,379	$4,954,585

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$2,297,113	$1,967,207	$4,643,014	$3,905,726
Cost of sales	1,368,949	1,169,244	2,773,824	2,353,975
Gross profit	928,164	797,963	1,869,190	1,551,751

Selling, general and administrative expenses	534,459	464,299	1,035,429	908,174
Pre-opening expenses	2,277	1,357	4,625	5,946
Operating income	391,428	332,307	829,136	637,631
Interest expense (income), net	(108)	425	293	783
Income before income taxes	391,536	331,882	828,843	636,848
Income tax expense	95,859	80,989	201,771	155,666
Net income	$295,677	$250,893	$627,072	$481,182

Net income per common share:
Basic	$5.73	$4.59	$12.08	$8.71
Diluted	$5.70	$4.56	$12.00	$8.66

Weighted average common shares outstanding:
Basic	51,607	54,675	51,928	55,235
Diluted	51,900	55,014	52,237	55,592

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
(In thousands)	2022	2021
Operating activities
Net income	$627,072	$481,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,721	139,577
Non-cash lease expense	146,251	137,521
Deferred income taxes	336	(824)
Stock-based compensation expense	22,875	19,097
Loss on disposal of property and equipment	2,277	1,703
Change in operating assets and liabilities:
Receivables	53,168	38,693
Merchandise inventories	(166,912)	(275,470)
Prepaid expenses and other current assets	(12,200)	(741)
Income taxes	(45,906)	(61,074)
Accounts payable	40,051	59,360
Accrued liabilities	(49,364)	17,858
Deferred revenue	(37,008)	(8,921)
Operating lease liabilities	(163,302)	(146,892)
Other assets and liabilities	(392)	344
Net cash provided by operating activities	540,667	401,413

Investing activities
Capital expenditures	(120,500)	(57,305)
Other investments	(1,249)	—
Net cash used in investing activities	(121,749)	(57,305)

Financing activities
Repurchase of common shares	(434,448)	(635,793)
Stock options exercised	24,521	22,808
Purchase of treasury shares	(6,325)	(6,974)
Net cash used in financing activities	(416,252)	(619,959)

Effect of exchange rate changes on cash and cash equivalents	—	(56)
Net increase (decrease) in cash and cash equivalents	2,666	(275,907)
Cash and cash equivalents at beginning of period	431,560	1,046,051
Cash and cash equivalents at end of period	$434,226	$770,144

Supplemental information
Cash paid for interest	$1,057	$1,057
Income taxes paid, net of refunds	246,641	216,831
Non-cash capital expenditures	42,451	18,511

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$1,535,373
Net income	—	—	—	—	—	331,395	331,395
Stock-based compensation	—	—	—	—	10,356	—	10,356
Stock options exercised and other awards	73	1	—	—	6,501	—	6,502
Purchase of treasury shares	—	—	(14)	(5,172)	—	—	(5,172)
Repurchase of common shares	(332)	(3)	—	—	—	(132,831)	(132,834)
Balance – April 30, 2022	52,790	$528	(752)	$(58,650)	$951,802	$851,940	$1,745,620
Net income	—	—	—	—	—	295,677	295,677
Stock-based compensation	—	—	—	—	12,519	—	12,519
Stock options exercised and other awards	95	1	—	—	18,018	—	18,019
Purchase of treasury shares	—	—	(3)	(1,153)	—	—	(1,153)
Repurchase of common shares	(798)	(8)	—	—	—	(301,606)	(301,614)
Balance – July 30, 2022	52,087	$521	(755)	$(59,803)	$982,339	$846,011	$1,769,068

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

As of July 30, 2022, the Company operated 1,325 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	31	Nevada	16
Arkansas	11	New Hampshire	8
California	165	New Jersey	44
Colorado	26	New Mexico	7
Connecticut	19	New York	52
Delaware	3	North Carolina	40
Florida	91	North Dakota	4
Georgia	43	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	16
Illinois	55	Pennsylvania	45
Indiana	24	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	120
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	23	Virginia	32
Michigan	49	Washington	36
Minnesota	19	West Virginia	7
Mississippi	11	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,325

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2023, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic, geo-political events, and inflationary cost pressures on future periods.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The second quarter in fiscal 2022 and 2021 ended on July 30, 2022 and July 31, 2021, respectively.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(Percentage of net sales)	2022	2021	2022	2021
Cosmetics	42%	43%	43%	44%
Haircare products and styling tools	22%	21%	21%	20%
Skincare	17%	17%	17%	18%
Fragrance and bath	12%	12%	12%	11%
Services	4%	4%	4%	4%
Accessories and other	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2022	2021	2022	2021
Beginning balance	$312,359	$253,172	$345,206	$269,032
Additions to contract liabilities (1)	101,904	91,824	213,678	183,929
Deductions to contract liabilities (2)	(108,350)	(88,769)	(252,971)	(196,734)
Ending balance	$305,913	$256,227	$305,913	$256,227
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $10,658 and $9,235 at July 30, 2022 and July 31, 2021, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at July 30, 2022, January 29, 2022, and July 31, 2021. No additional goodwill was recognized during the 13 and 26 weeks ended July 30, 2022. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

5.Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2034. All leases are classified as operating leases and generally have initial lease terms of 10 years and, when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

Lease cost

The majority of operating lease cost relates to retail stores, distribution centers, and fast fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within selling, general and administrative expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

The following table presents a summary of operating lease costs:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$79,094	$76,776	$159,995	$155,512

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	July 30,	July 31,
(In thousands)	2022	2021
Cash paid for operating lease liabilities (1)	$189,938	$182,161
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	173,241	103,073
(1)	Excludes $13,363 and $16,923 related to cash received for tenant incentives for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively.

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

As of July 30, 2022, January 29, 2022, and July 31, 2021, there were no borrowings outstanding under the credit facility.

As of July 30, 2022, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of July 30, 2022, January 29, 2022, and July 31, 2021, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $36,071, $40,839, and $38,077, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.Stock-based compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards expected to vest. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	26 Weeks Ended
	July 30,	July 31,
	2022	2021
Volatility rate	49.0%	46.9%
Average risk-free interest rate	2.4%	0.4%
Average expected life (in years)	3.4	3.9
Dividend yield	None	None

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

The Company granted 48 and 61 stock options during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for stock options was $2,164 and $3,101 for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for stock options was $4,506 and $5,998 for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. The weighted-average grant date fair value of these stock options was $149.14 and $109.72 for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. At July 30, 2022, there was approximately $13,822 of unrecognized stock-based compensation expense related to unvested stock options.

There were 56 and 58 restricted stock units issued during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for restricted stock units was $4,987 and $5,149 for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for restricted stock units was $9,439 and $9,984 for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. At July 30, 2022, there was approximately $32,535 of unrecognized stock-based compensation expense related to restricted stock units.

There were 37 and 46 performance-based restricted stock units issued during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for performance-based restricted stock units was $5,368 and $1,869 for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense for performance-based restricted stock units was $8,930 and $3,115 for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. At July 30, 2022, there was approximately $29,861 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $95,859 for the 13 weeks ended July 30, 2022 represents an effective tax rate of 24.5%, compared to $80,989 of tax expense representing an effective tax rate of 24.4% for the 13 weeks ended July 31, 2021.

Income tax expense of $201,771 for the 26 weeks ended July 30, 2022 represents an effective tax rate of 24.3%, compared to $155,666 of tax expense representing an effective tax rate of 24.4% for the 26 weeks ended July 31, 2021.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$295,677	$250,893	$627,072	$481,182

Denominator:
Weighted-average common shares – Basic	51,607	54,675	51,928	55,235
Dilutive effect of stock options and non-vested stock	293	339	309	357
Weighted-average common shares – Diluted	51,900	55,014	52,237	55,592

Net income per common share:
Basic	$5.73	$4.59	$12.08	$8.71
Diluted	$5.70	$4.56	$12.00	$8.66

The denominator for diluted net income per common share for the 13 weeks ended July 30, 2022 and July 31, 2021 excludes 67 and 152 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended July 30, 2022 and July 31, 2021 excludes

125 and 207 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 30,	July 31,
(In thousands)	2022	2021
Shares repurchased	1,130	1,990
Total cost of shares repurchased	$434,448	$635,793

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

Current Trends

Impact of COVID-19

We closely monitor the continuing impact of COVID-19 on all facets of our business. During the first half of fiscal 2022, we experienced an increase in sales driven primarily by the favorable impact from the easing of COVID-19 restrictions. While operations during the first half of fiscal 2022 did not appear to be negatively impacted, the continuing COVID-19 pandemic could have negative impacts in the future. The extent of the impact of the pandemic on our future business and financial results will depend on, among other things, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, supply chain disruptions, increased freight costs and higher wholesale costs, the continued duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

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

Impact of inflation and changing prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, continued pressure from inflation could have an adverse impact on consumer spending and sales and could lead to a recession. Furthermore, inflation pressure could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2022 and 2021 ended on July 30, 2022 and July 31, 2021, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(Dollars in thousands)	2022	2021	2022	2021
Net sales	$2,297,113	$1,967,207	$4,643,014	$3,905,726
Cost of sales	1,368,949	1,169,244	2,773,824	2,353,975
Gross profit	928,164	797,963	1,869,190	1,551,751

Selling, general and administrative expenses	534,459	464,299	1,035,429	908,174
Pre-opening expenses	2,277	1,357	4,625	5,946
Operating income	391,428	332,307	829,136	637,631
Interest expense (income), net	(108)	425	293	783
Income before income taxes	391,536	331,882	828,843	636,848
Income tax expense	95,859	80,989	201,771	155,666
Net income	$295,677	$250,893	$627,072	$481,182

Other operating data:
Number of stores end of period	1,325	1,296	1,325	1,296
Comparable sales	14.4%	56.3%	16.2%	60.9%

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(Percentage of net sales)	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6%	59.4%	59.7%	60.3%
Gross profit	40.4%	40.6%	40.3%	39.7%

Selling, general and administrative expenses	23.3%	23.6%	22.3%	23.3%
Pre-opening expenses	0.1%	0.1%	0.1%	0.1%
Operating income	17.0%	16.9%	17.9%	16.3%
Interest expense (income), net	(0.0%)	0.0%	0.0%	0.0%
Income before income taxes	17.0%	16.9%	17.9%	16.3%
Income tax expense	4.2%	4.1%	4.3%	4.0%
Net income	12.9%	12.8%	13.5%	12.3%

Comparison of 13 weeks ended July 30, 2022 to 13 weeks ended July 31, 2021

Net sales

Net sales increased $329.9 million or 16.8%, to $2.3 billion for the 13 weeks ended July 30, 2022, compared to $2.0 billion for the 13 weeks ended July 31, 2021. The net sales increase was primarily due to the favorable impact from the continued resilience of the beauty category, the impact of new brands and product innovation, the easing of COVID-19 restrictions and an increase of $19.0 million in other revenue compared to the 13 weeks ended July 31, 2021. The total comparable sales increase of 14.4% during the 13 weeks ended July 30, 2022 was driven by an 8.3% increase in transactions and a 5.6% increase in average ticket.

Gross profit

Gross profit increased $130.2 million or 16.3%, to $928.2 million for the 13 weeks ended July 30, 2022, compared to $798.0 million for the 13 weeks ended July 31, 2021. Gross profit as a percentage of net sales decreased to 40.4% for the 13 weeks ended July 30, 2022, compared to 40.6% for the 13 weeks ended July 31, 2021. The decrease in gross profit margin was primarily due to lower merchandise margin and higher inventory shrink, partially offset by leverage of fixed costs and strong growth in other revenue.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $70.2 million or 15.1%, to $534.5 million for the 13 weeks ended July 30, 2022, compared to $464.3 million for the 13 weeks ended July 31, 2021. SG&A expenses as a percentage of net sales decreased to 23.3% for the 13 weeks ended July 30, 2022, compared to 23.6% for the 13 weeks ended July 31, 2021, primarily due to lower marketing expenses and leverage of store payroll and benefits and store expenses due to higher sales, partially offset by deleverage in corporate overhead primarily due to strategic investments and higher incentive compensation.

Pre-opening expenses

Pre-opening expenses increased $0.9 million to $2.3 million for the 13 weeks ended July 30, 2022 compared to $1.4 million for the 13 weeks ended July 31, 2021.

Interest expense (income), net

Interest income, net was $0.1 million for the 13 weeks ended July 30, 2022 compared to interest expense, net of $0.4 million for the 13 weeks ended July 31, 2021. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of July 30, 2022, January 29, 2022, and July 31, 2021.

Income tax expense

Income tax expense of $95.9 million for the 13 weeks ended July 30, 2022 represents an effective tax rate of 24.5%, compared to $81.0 million of tax expense representing an effective tax rate of 24.4% for the 13 weeks ended July 31, 2021.

Net income

Net income was $295.7 million for the 13 weeks ended July 30, 2022, compared to $250.9 million for the 13 weeks ended July 31, 2021. The increase in net income is primarily due to the $130.2 million increase in gross profit, partially offset by the $70.2 million increase in SG&A expenses and the $14.9 million increase in income taxes.

Comparison of 26 weeks ended July 30, 2022 to 26 weeks ended July 31, 2021

Net sales

Net sales increased $737.3 million or 18.9%, to $4.6 billion for the 26 weeks ended July 30, 2022, compared to $3.9 billion for the 26 weeks ended July 31, 2021. The net sales increase was primarily due to the favorable impact from the continued resilience of the beauty category, the impact of new brands and product innovation, the easing of COVID-19 restrictions and an increase of $39.4 million in other revenue compared to the 26 weeks ended July 31, 2021. The total comparable sales increase of 16.2% during the 26 weeks ended July 30, 2022 was driven by a 9.2% increase in transactions and a 6.4% increase in average ticket.

Gross profit

Gross profit increased $317.4 million or 20.5%, to $1.9 billion for the 26 weeks ended July 30, 2022, compared to $1.6 billion for the 26 weeks ended July 31, 2021. Gross profit as a percentage of net sales increased to 40.3% for the 26 weeks ended July 30, 2022, compared to 39.7% for the 26 weeks ended July 31, 2021. The increase in gross profit margin was primarily due to leverage of fixed costs, strong growth in other revenue, and favorable channel mix shifts, partially offset by lower merchandise margin and higher inventory shrink.

Selling, general and administrative expenses

SG&A expenses increased $127.3 million or 14.0%, to $1.0 billion for the 26 weeks ended July 30, 2022, compared to $908.2 million for the 26 weeks ended July 31, 2021. SG&A expenses as a percentage of net sales decreased to 22.3% for the 26 weeks ended July 30, 2022, compared to 23.3% for the 26 weeks ended July 31, 2021, due to lower marketing expenses and leverage of store payroll and benefits due to higher sales, partially offset by deleverage in corporate overhead primarily due to strategic investments.

Pre-opening expenses

Pre-opening expenses decreased $1.3 million to $4.6 million for the 26 weeks ended July 30, 2022, compared to $5.9 million for the 26 weeks ended July 31, 2021.

Interest expense, net

Interest expense, net was $0.3 million for the 26 weeks ended July 30, 2022 compared to $0.8 million for the 26 weeks ended July 31, 2021. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of July 30, 2022, January 29, 2022, and July 31, 2021.

Income tax expense

Income tax expense of $201.8 million for the 26 weeks ended July 30, 2022 represents an effective tax rate of 24.3%, compared to $155.7 million of tax expense representing an effective tax rate of 24.4% for the 26 weeks ended July 31, 2021.

Net income

Net income was $627.1 million for the 26 weeks ended July 30, 2022 compared to $481.2 million for the 26 weeks ended July 31, 2021. The increase in net income is primarily due to the $317.4 million increase in gross profit, partially offset by the $127.3 million increase in SG&A expenses and the $46.1 million increase in income taxes.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by related accounts payable, accrued expenses and deferred revenue. As of July 30, 2022, January

29, 2022, and July 31, 2021, we had cash and cash equivalents of $434.2 million, $431.6 million, and $770.1 million, respectively.

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

The following table presents a summary of our cash flows for the 26 weeks ended July 30, 2022 and July 31, 2021:

	26 Weeks Ended
	July 30,	July 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$540,667	$401,413
Net cash used in investing activities	(121,749)	(57,305)
Net cash used in financing activities	(416,252)	(619,959)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first 26 weeks of fiscal 2022 is mainly due to the increase in net income and merchandise inventories, partially offset by timing of accounts payable and accrued liabilities and increase in deferred revenue compared to the first 26 weeks of fiscal 2021. The increase in net income was primarily due to an increase in gross profit resulting from higher sales, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.67 billion at July 30, 2022, compared to $1.44 billion at July 31, 2021, representing an increase of $222.4 million or 15.4%. The change in total inventory is primarily due to the following:

●	$32 million increase due to the addition of 29 net new stores opened since July 31, 2021;
●	$81 million increase due to new key brand launches; and
●	$109 million increase due to inventory cost increases and inventory receipts to maintain strong in-stocks of key items to support expected demand.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $120.5 million during the 26 weeks ended July 30, 2022, compared to $57.3 million during the 26 weeks ended July 31, 2021.

During the 26 weeks ended July 30, 2022, we opened 17 new stores and relocated 10 stores, compared to the 26 weeks ended July 31, 2021, when we opened 35 new stores, relocated two stores and remodeled five stores.

The increase in net cash used in investing activities in the first 26 weeks of fiscal 2022 compared to the first 26 weeks of fiscal 2021 was primarily due to more capital expenditures.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our revolving credit facility, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The decrease in net cash used in financing activities in the first 26 weeks of fiscal 2022 compared to the first 26 weeks of fiscal 2021 was primarily due to a decrease in share repurchases.

We had no borrowings outstanding under the credit facility as of July 30, 2022, January 29, 2022, and July 31, 2021. The zero outstanding borrowings position continues to be due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 30,	July 31,
(Dollars in millions)	2022	2021
Shares repurchased	1,129,828	1,989,576
Total cost of shares repurchased	$434.4	$635.8

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

As of July 30, 2022, January 29, 2022, and July 31, 2021, we had no borrowings outstanding under the credit facility.

As of July 30, 2022, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of July 30, 2022, January 29, 2022, and July 31, 2021.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
May 1, 2022 to May 28, 2022	444,399	$363.85	443,886	$1,705,670
May 29, 2022 to June 25, 2022	148,852	405.85	146,676	1,646,171
June 26, 2022 to July 30, 2022	207,537	388.65	207,432	1,565,552
13 weeks ended July 30, 2022	800,788	378.09	797,994	1,565,552
(1)	There were 797,994 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended July 30, 2022 and there were 2,794 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	In March 2022, we announced the 2022 Share Repurchase Program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the 2020 Share Repurchase Program. As of July 30, 2022, $1.6 billion remained available under the 2022 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 25, 2022 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary