Form 10-Q
period 2022-10-29
Ulta Beauty, Inc.
filed 2022-12-01
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2022

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 28, 2022 was 50,880,771 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	October 29,	January 29,	October 30,
(In thousands, except per share data)	2022	2022	2021
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$250,628	$431,560	$605,053
Receivables, net	200,304	233,682	169,212
Merchandise inventories, net	2,114,669	1,499,218	1,916,343
Prepaid expenses and other current assets	137,642	110,814	105,584
Prepaid income taxes	42,572	5,909	37,501
Total current assets	2,745,815	2,281,183	2,833,693

Property and equipment, net	967,039	914,476	908,665
Operating lease assets	1,556,940	1,482,256	1,464,533
Goodwill	10,870	10,870	10,870
Other intangible assets, net	844	1,538	1,770
Deferred compensation plan assets	31,529	38,409	36,403
Other long-term assets	18,512	35,647	31,833
Total assets	$5,331,549	$4,764,379	$5,287,767

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$647,117	$552,730	$747,451
Accrued liabilities	462,773	364,797	329,672
Deferred revenue	312,132	353,579	272,628
Current operating lease liabilities	275,749	274,118	274,365
Accrued income taxes	—	12,786	—
Total current liabilities	1,697,771	1,558,010	1,624,116

Non-current operating lease liabilities	1,621,252	1,572,638	1,565,921
Deferred income taxes	38,627	39,693	67,267
Other long-term liabilities	51,644	58,665	43,663
Total liabilities	3,409,294	3,229,006	3,300,967

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 51,785, 53,049, and 54,907 shares issued; 51,029, 52,311, and 54,170 shares outstanding; at October 29, 2022 (unaudited), January 29, 2022, and October 30, 2021 (unaudited), respectively	517	530	549
Treasury stock-common, at cost	(60,218)	(53,478)	(53,312)
Additional paid-in capital	998,816	934,945	915,814
Retained earnings	983,140	653,376	1,123,749
Total stockholders’ equity	1,922,255	1,535,373	1,986,800
Total liabilities and stockholders’ equity	$5,331,549	$4,764,379	$5,287,767

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$2,338,793	$1,995,775	$6,981,807	$5,901,501
Cost of sales	1,375,976	1,206,301	4,149,800	3,560,276
Gross profit	962,817	789,474	2,832,007	2,341,225

Selling, general and administrative expenses	597,164	503,403	1,632,593	1,411,577
Pre-opening expenses	3,797	1,832	8,422	7,778
Operating income	361,856	284,239	1,190,992	921,870
Interest expense (income), net	(849)	413	(556)	1,196
Income before income taxes	362,705	283,826	1,191,548	920,674
Income tax expense	88,120	68,537	289,891	224,203
Net income	$274,585	$215,289	$901,657	$696,471

Net income per common share:
Basic	$5.37	$3.97	$17.45	$12.68
Diluted	$5.34	$3.94	$17.35	$12.60

Weighted average common shares outstanding:
Basic	51,131	54,291	51,663	54,921
Diluted	51,418	54,660	51,962	55,280

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2022	2021
Operating activities
Net income	$901,657	$696,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,182	204,734
Non-cash lease expense	222,548	206,017
Deferred income taxes	(1,066)	1,908
Stock-based compensation expense	32,554	38,217
Loss on disposal of property and equipment	3,892	3,357
Change in operating assets and liabilities:
Receivables	33,378	23,897
Merchandise inventories	(615,451)	(748,128)
Prepaid expenses and other current assets	(26,828)	1,818
Income taxes	(49,446)	(80,027)
Accounts payable	94,214	266,104
Accrued liabilities	64,164	24,482
Deferred revenue	(41,447)	(1,755)
Operating lease liabilities	(246,988)	(222,451)
Other assets and liabilities	20,063	213
Net cash provided by operating activities	573,426	414,857

Investing activities
Capital expenditures	(203,961)	(108,418)
Other investments	(3,068)	—
Net cash used in investing activities	(207,029)	(108,418)

Financing activities
Repurchase of common shares	(571,908)	(762,167)
Stock options exercised	31,319	30,297
Purchase of treasury shares	(6,740)	(15,511)
Net cash used in financing activities	(547,329)	(747,381)

Effect of exchange rate changes on cash and cash equivalents	—	(56)
Net decrease in cash and cash equivalents	(180,932)	(440,998)
Cash and cash equivalents at beginning of period	431,560	1,046,051
Cash and cash equivalents at end of period	$250,628	$605,053

Supplemental information
Cash paid for interest	$1,598	$1,594
Income taxes paid, net of refunds	339,290	301,312
Non-cash capital expenditures	33,982	13,148

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$1,535,373
Net income	—	—	—	—	—	331,395	331,395
Stock-based compensation	—	—	—	—	10,356	—	10,356
Stock options exercised and other awards	73	1	—	—	6,501	—	6,502
Purchase of treasury shares	—	—	(14)	(5,172)	—	—	(5,172)
Repurchase of common shares	(332)	(3)	—	—	—	(132,831)	(132,834)
Balance – April 30, 2022	52,790	$528	(752)	$(58,650)	$951,802	$851,940	$1,745,620
Net income	—	—	—	—	—	295,677	295,677
Stock-based compensation	—	—	—	—	12,519	—	12,519
Stock options exercised and other awards	95	1	—	—	18,018	—	18,019
Purchase of treasury shares	—	—	(3)	(1,153)	—	—	(1,153)
Repurchase of common shares	(798)	(8)	—	—	—	(301,606)	(301,614)
Balance – July 30, 2022	52,087	$521	(755)	$(59,803)	$982,339	$846,011	$1,769,068
Net income	—	—	—	—	—	274,585	274,585
Stock-based compensation	—	—	—	—	9,679	—	9,679
Stock options exercised and other awards	38	—	—	—	6,798	—	6,798
Purchase of treasury shares	—	—	(1)	(415)	—	—	(415)
Repurchase of common shares	(340)	(4)	—	—	—	(137,456)	(137,460)
Balance – October 29, 2022	51,785	$517	(756)	$(60,218)	$998,816	$983,140	$1,922,255

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

As of October 29, 2022, the Company operated 1,343 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	32	Nevada	16
Arkansas	11	New Hampshire	8
California	166	New Jersey	44
Colorado	26	New Mexico	7
Connecticut	19	New York	52
Delaware	4	North Carolina	43
Florida	92	North Dakota	4
Georgia	43	Ohio	45
Hawaii	4	Oklahoma	21
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	25	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	28
Louisiana	18	Texas	125
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	24	Virginia	32
Michigan	49	Washington	37
Minnesota	19	West Virginia	7
Mississippi	12	Wisconsin	20
Missouri	25	Wyoming	3
		Total	1,343

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 29, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2023, or for any other future interim period or for any future year, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic, geopolitical events, and inflationary cost pressures on future periods.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The third quarter in fiscal 2022 and 2021 ended on October 29, 2022 and October 30, 2021, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, geopolitical events, and inflationary cost pressures, will be reflected in the consolidated financial statements in future periods.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(Percentage of net sales)	2022	2021	2022	2021
Cosmetics	44%	45%	43%	44%
Haircare products and styling tools	21%	21%	21%	20%
Skincare	16%	16%	17%	17%
Fragrance and bath	12%	12%	12%	12%
Services	4%	3%	4%	4%
Accessories and other	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$305,913	$256,227	$345,206	$269,032
Additions to contract liabilities (1)	97,521	92,074	224,938	201,106
Deductions to contract liabilities (2)	(99,443)	(85,078)	(266,153)	(206,915)
Ending balance	$303,991	$263,223	$303,991	$263,223
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,141 and $9,405 at October 29, 2022 and October 30, 2021, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at October 29, 2022, January 29, 2022, and October 30, 2021. No additional goodwill was recognized during the 13 and 39 weeks ended October 29, 2022. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$80,371	$77,976	$240,366	$233,488

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2022	2021
Cash paid for operating lease liabilities (1)	$286,016	$275,016
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	297,232	165,936
(1)	Excludes $21,347 and $24,570 related to cash received for tenant incentives for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively.

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

As of October 29, 2022, January 29, 2022, and October 30, 2021, there were no borrowings outstanding under the credit facility.

As of October 29, 2022, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of October 29, 2022, January 29, 2022, and October 30, 2021, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $34,839, $40,839, and $38,333, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

9.Stock-based compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards expected to vest. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	39 Weeks Ended
	October 29,	October 30,
	2022	2021
Volatility rate	49.0%	46.9%
Average risk-free interest rate	2.4%	0.4%
Average expected life (in years)	3.4	3.9
Dividend yield	None	None

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

The Company granted 48 and 61 stock options during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for stock options was $1,646 and $2,712 for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for stock options was $6,152 and $8,710 for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. The weighted-average grant date fair value of these stock options was $149.14 and $109.72 for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. At October 29, 2022, there was approximately $12,073 of unrecognized stock-based compensation expense related to unvested stock options.

There were 58 and 60 restricted stock units issued during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for restricted stock units was $4,544 and $4,622 for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for restricted stock units was $13,983 and $14,606 for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. At October 29, 2022, there was approximately $28,260 of unrecognized stock-based compensation expense related to restricted stock units.

There were 37 and 46 performance-based restricted stock units issued during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for performance-based restricted stock units was $3,489 and $1,786 for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense for performance-based restricted stock units was $12,419 and $4,901 for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. At October 29, 2022, there was approximately $27,039 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $88,120 for the 13 weeks ended October 29, 2022 represents an effective tax rate of 24.3%, compared to $68,537 of tax expense representing an effective tax rate of 24.1% for the 13 weeks ended October 30, 2021.

Income tax expense of $289,891 for the 39 weeks ended October 29, 2022 represents an effective tax rate of 24.3%, compared to $224,203 of tax expense representing an effective tax rate of 24.4% for the 39 weeks ended October 30, 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduces a 15% corporate alternative minimum tax on book income of certain large corporations and creates a 1% excise tax on net share repurchases. The corporate alternative minimum tax will be effective in fiscal 2024, and the excise tax applies to share repurchases made after December 31, 2022. The corporate alternative minimum tax and the excise tax are not expected to have a material impact on the consolidated financial statements.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$274,585	$215,289	$901,657	$696,471

Denominator:
Weighted-average common shares – Basic	51,131	54,291	51,663	54,921
Dilutive effect of stock options and non-vested stock	287	369	299	359
Weighted-average common shares – Diluted	51,418	54,660	51,962	55,280

Net income per common share:
Basic	$5.37	$3.97	$17.45	$12.68
Diluted	$5.34	$3.94	$17.35	$12.60

The denominator for diluted net income per common share for the 13 weeks ended October 29, 2022 and October 30, 2021 excludes 50 and 144 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended October 29, 2022 and October 30, 2021 excludes 119 and 173 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2022	2021
Shares repurchased	1,470	2,330
Total cost of shares repurchased	$571,908	$762,167

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	changes in the overall level of consumer spending and volatility in the economy, including as a result of the COVID-19 pandemic and geopolitical events;
●	the impact of current inflationary cost pressures on payroll, benefits, supply chain, and other operating costs;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	epidemics, pandemics or natural disasters that have and could continue to negatively impact sales;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	the possibility that the capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our expected future growth plans;
●	changes in the wholesale cost of our products;
●	a decline in operating results that has and may continue to lead to asset impairment and store closure charges;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 29, 2022, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) drive breakthrough and disruptive growth through an expanded definition of All Things Beauty; 2) evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World; 3) expand and deepen our presence across the beauty journey, solidifying Ulta Beauty at the Heart of the Beauty Community; 4) drive operational excellence and optimization; 5) protect and cultivate our world-class culture and talent; and 6) expand our environmental and social impact. We believe the attractive and growing U.S. beauty products and salon services industry, the expanding definition of beauty and the role that omnichannel capabilities play in consumers’ lives, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to increase total net sales through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to optimize our real estate portfolio, expand merchandise margin, and leverage our fixed store costs with comparable sales increases and operating efficiencies, partially offset by incremental investments in people, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

Current Trends

Impact of COVID-19

We closely monitor the continuing impact of COVID-19 on all facets of our business. While operations during the first three quarters of fiscal 2022 did not appear to be negatively impacted, the continuing COVID-19 pandemic could have negative impacts in the future. The extent of the impact of the pandemic on our future business and financial results will depend on, among other things, the potential temporary reclosing of certain stores, the potential temporary restrictions on certain store operating hours and/or in-store capacity, supply chain disruptions, increased freight costs and higher wholesale costs, the continued duration of the pandemic and any variants of the virus, the duration, timing and severity of the impact on consumer spending, the timing and effectiveness of vaccine distribution, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, the COVID-19 pandemic and its various impacts changed consumer behavior and consumption of beauty products due to the closures of offices, retail stores and other businesses and the significant decline in travel, entertainment and social gatherings. The overall beauty market declined in 2020 but stabilized in 2021, as consumers began to recover from the impacts of COVID-19. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and changing prices

Although we do not believe inflation had a material impact on our sales year to date, continued pressure from inflation could have an adverse impact on consumer spending and sales and could lead to an economic recession. Furthermore, inflationary pressures could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2022 and 2021 ended on October 29, 2022 and October 30, 2021, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(Dollars in thousands)	2022	2021	2022	2021
Net sales	$2,338,793	$1,995,775	$6,981,807	$5,901,501
Cost of sales	1,375,976	1,206,301	4,149,800	3,560,276
Gross profit	962,817	789,474	2,832,007	2,341,225

Selling, general and administrative expenses	597,164	503,403	1,632,593	1,411,577
Pre-opening expenses	3,797	1,832	8,422	7,778
Operating income	361,856	284,239	1,190,992	921,870
Interest expense (income), net	(849)	413	(556)	1,196
Income before income taxes	362,705	283,826	1,191,548	920,674
Income tax expense	88,120	68,537	289,891	224,203
Net income	$274,585	$215,289	$901,657	$696,471

Other operating data:
Number of stores end of period	1,343	1,302	1,343	1,302
Comparable sales	14.6%	25.8%	15.6%	47.1%

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(Percentage of net sales)	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8%	60.4%	59.4%	60.3%
Gross profit	41.2%	39.6%	40.6%	39.7%

Selling, general and administrative expenses	25.5%	25.2%	23.4%	23.9%
Pre-opening expenses	0.2%	0.1%	0.1%	0.1%
Operating income	15.5%	14.2%	17.1%	15.6%
Interest expense (income), net	(0.0%)	0.0%	(0.0%)	0.0%
Income before income taxes	15.5%	14.2%	17.1%	15.6%
Income tax expense	3.8%	3.4%	4.2%	3.8%
Net income	11.7%	10.8%	12.9%	11.8%

Comparison of 13 weeks ended October 29, 2022 to 13 weeks ended October 30, 2021

Net sales

Net sales increased $343.0 million or 17.2%, to $2.3 billion for the 13 weeks ended October 29, 2022, compared to $2.0 billion for the 13 weeks ended October 30, 2021. The net sales increase was primarily due to the favorable impact from the continued resilience of the beauty category, retail price increases, the impact of new brands and product innovation, and an increase of $20.2 million in other revenue compared to the 13 weeks ended October 30, 2021. The total comparable sales increase of 14.6% during the 13 weeks ended October 29, 2022 was driven by a 10.7% increase in transactions and a 3.5% increase in average ticket.

Gross profit

Gross profit increased $173.3 million or 22.0%, to $962.8 million for the 13 weeks ended October 29, 2022, compared to $789.5 million for the 13 weeks ended October 30, 2021. Gross profit as a percentage of net sales increased to 41.2% for the 13 weeks ended October 29, 2022, compared to 39.6% for the 13 weeks ended October 30, 2021. The increase in gross profit margin was primarily due to leverage of fixed costs, strong growth in other revenue, and higher merchandise margin, partially offset by higher inventory shrink.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $93.8 million or 18.6%, to $597.2 million for the 13 weeks ended October 29, 2022, compared to $503.4 million for the 13 weeks ended October 30, 2021. SG&A expenses as a percentage of net sales increased to 25.5% for the 13 weeks ended October 29, 2022, compared to 25.2% for the 13 weeks ended October 30, 2021, primarily due to deleverage in store payroll and benefits and corporate overhead due to strategic investments, partially offset by lower marketing expenses.

Pre-opening expenses

Pre-opening expenses increased $2.0 million to $3.8 million for the 13 weeks ended October 29, 2022 compared to $1.8 million for the 13 weeks ended October 30, 2021.

Interest expense (income), net

Interest income, net was $0.8 million for the 13 weeks ended October 29, 2022 compared to interest expense, net of $0.4 million for the 13 weeks ended October 30, 2021. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of October 29, 2022, January 29, 2022, and October 30, 2021.

Income tax expense

Income tax expense of $88.1 million for the 13 weeks ended October 29, 2022 represents an effective tax rate of 24.3%, compared to $68.5 million of tax expense representing an effective tax rate of 24.1% for the 13 weeks ended October 30, 2021.

Net income

Net income increased $59.3 million or 27.5%, to $274.6 million for the 13 weeks ended October 29, 2022, compared to $215.3 million for the 13 weeks ended October 30, 2021. The increase in net income is primarily due to the $173.3 million increase in gross profit, partially offset by the $93.8 million increase in SG&A expenses and the $19.6 million increase in income taxes.

Comparison of 39 weeks ended October 29, 2022 to 39 weeks ended October 30, 2021

Net sales

Net sales increased $1.1 billion or 18.3%, to $7.0 billion for the 39 weeks ended October 29, 2022, compared to $5.9 billion for the 39 weeks ended October 30, 2021. The net sales increase was primarily due to the favorable impact from the continued resilience of the beauty category, retail price increases, the impact of new brands and product innovation, the easing of COVID-19 restrictions, and an increase of $59.6 million in other revenue compared to the 39 weeks ended October 30, 2021. The total comparable sales increase of 15.6% during the 39 weeks ended October 29, 2022 was driven by a 9.7% increase in transactions and a 5.4% increase in average ticket.

Gross profit

Gross profit increased $490.8 million or 21.0%, to $2.8 billion for the 39 weeks ended October 29, 2022, compared to $2.3 billion for the 39 weeks ended October 30, 2021. Gross profit as a percentage of net sales increased to 40.6% for the 39 weeks ended October 29, 2022, compared to 39.7% for the 39 weeks ended October 30, 2021. The increase in gross profit margin was primarily due to leverage of fixed costs, strong growth in other revenue, and favorable channel mix shifts, partially offset by lower merchandise margin and higher inventory shrink.

Selling, general and administrative expenses

SG&A expenses increased $221.0 million or 15.7%, to $1.6 billion for the 39 weeks ended October 29, 2022, compared to $1.4 billion for the 39 weeks ended October 30, 2021. SG&A expenses as a percentage of net sales decreased to 23.4% for the 39 weeks ended October 29, 2022, compared to 23.9% for the 39 weeks ended October 30, 2021, due to lower marketing expenses, partially offset by deleverage in corporate overhead primarily due to strategic investments.

Pre-opening expenses

Pre-opening expenses increased $0.6 million to $8.4 million for the 39 weeks ended October 29, 2022, compared to $7.8 million for the 39 weeks ended October 30, 2021.

Interest expense (income), net

Interest income, net was $0.6 million for the 39 weeks ended October 29, 2022 compared to interest expense, net of $1.2 million for the 39 weeks ended October 30, 2021. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of October 29, 2022, January 29, 2022, and October 30, 2021.

Income tax expense

Income tax expense of $289.9 million for the 39 weeks ended October 29, 2022 represents an effective tax rate of 24.3%, compared to $224.2 million of tax expense representing an effective tax rate of 24.4% for the 39 weeks ended October 30, 2021.

Net income

Net income increased $205.2 million or 29.5%, to $901.7 million for the 39 weeks ended October 29, 2022 compared to $696.5 million for the 39 weeks ended October 30, 2021. The increase in net income is primarily due to the $490.8 million increase in gross profit, partially offset by the $221.0 million increase in SG&A expenses and the $65.7 million increase in income taxes.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by related accounts payable, accrued liabilities and deferred revenue. As of October 29, 2022, January 29, 2022, and October 30, 2021, we had cash and cash equivalents of $250.6 million, $431.6 million, and $605.1 million, respectively.

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

The following table presents a summary of our cash flows for the 39 weeks ended October 29, 2022 and October 30, 2021:

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$573,426	$414,857
Net cash used in investing activities	(207,029)	(108,418)
Net cash used in financing activities	(547,329)	(747,381)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first 39 weeks of fiscal 2022 is mainly due to the increase in net income, lower spend on merchandise inventories, and timing of accrued liabilities, partially offset by timing of accounts payable and increase in deferred revenue compared to the first 39 weeks of fiscal 2021.

The increase in net income was primarily due to an increase in gross profit, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $2.11 billion at October 29, 2022, compared to $1.92 billion at October 30, 2021, representing an increase of $198.3 million or 10.3%. The change in total inventory is primarily due to the following:

●	$91 million increase due to new key brand launches;
●	$60 million increase due to the addition of 41 net new stores opened since October 30, 2021; and
●	$47 million increase due to inventory cost increases and inventory receipts to maintain strong in-stocks of key items to support expected demand.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $204.0 million during the 39 weeks ended October 29, 2022, compared to $108.4 million during the 39 weeks ended October 30, 2021.

During the 39 weeks ended October 29, 2022, we opened 35 new stores, relocated 11 stores and remodeled eight stores, compared to the 39 weeks ended October 30, 2021, when we opened 42 new stores, relocated four stores and remodeled eight stores.

The increase in net cash used in investing activities in the first 39 weeks of fiscal 2022 compared to the first 39 weeks of fiscal 2021 was primarily due to more capital expenditures.

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

The decrease in net cash used in financing activities in the first 39 weeks of fiscal 2022 compared to the first 39 weeks of fiscal 2021 was primarily due to a decrease in share repurchases.

We had no borrowings outstanding under the credit facility as of October 29, 2022, January 29, 2022, and October 30, 2021. The zero outstanding borrowings position continues to be due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 29,	October 30,
(Dollars in millions)	2022	2021
Shares repurchased	1,470,099	2,330,244
Total cost of shares repurchased	$571.9	$762.2

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

As of October 29, 2022, January 29, 2022, and October 30, 2021, we had no borrowings outstanding under the credit facility.

As of October 29, 2022, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of October 29, 2022, January 29, 2022, and October 30, 2021.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 29, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

In the third quarter of 2022, we implemented a new enterprise resource planning (ERP) system, including a new general ledger accounting system. This implementation resulted in changes to our financial reporting processes and our internal control over financial reporting by automating certain manual procedures and standardizing business processes and reporting across the organization. Implementation of the new ERP system was the first phase in a multi-year rollout to upgrade our internal systems. Additional phases of the project will continue to be implemented over the next few years. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls.

Except as described above, there were no changes to our internal controls over financial reporting during the 13 weeks ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
July 31, 2022 to August 27, 2022	159,368	$390.74	159,215	$1,503,339
August 28, 2022 to September 24, 2022	150,868	419.97	150,280	1,440,240
September 25, 2022 to October 29, 2022	31,025	394.67	30,776	1,428,092
13 weeks ended October 29, 2022	341,261	404.02	340,271	1,428,092
(1)	There were 340,271 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 29, 2022 and there were 990 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	In March 2022, we announced the 2022 Share Repurchase Program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the 2020 Share Repurchase Program. As of October 29, 2022, $1.4 billion remained available under the 2022 Share Repurchase Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 1, 2022 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary