Form 10-K
period 2023-01-28
Ulta Beauty, Inc.
filed 2023-03-24
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 29, 2022, as reported on the NASDAQ Global Select Market, was approximately $16,116,323,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 20, 2023 was 50,195,089 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 28, 2023.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing labor cost pressures, transportation and shipping cost pressures, and the COVID-19 pandemic, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution and fast fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	future epidemics, pandemics or natural disasters could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results may lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended January 28, 2023, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.   Business

Overview

Ulta Beauty is the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include:

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

Store Footprint. We operate more than 1,350 stores predominantly located in convenient, high-traffic locations. With a bright and open store environment, we make it easy for guests to discover new products and services. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. We also offer beauty services in nearly every store, including a full-service hair salon and a BenefitTM Brow Bar. In addition to our free-standing locations we have more than 350 Ulta Beauty at Target shop-in-shops which provide guests with a highly-curated, prestige beauty assortment in a unique and elevated presentation in 1,000 square feet of dedicated space within certain Target locations.

Leading Digital Experiences. Through our website, Ulta.com, and our mobile applications, we offer guests convenient, interactive and personalized digital experiences. Our digital channels enable always-on shopping and discovery, and our diverse fulfillment options, including buy online pick-up in store, buy online pick-up curbside, ship from store, ship from distribution center, and same-day delivery, provide guests with value and convenience. In addition to e-commerce platforms, we offer guests a variety of unique digital experiences, including virtual try-on and skin analysis tools, which leverage augmented reality capabilities and artificial intelligence tools to provide guests with personalized experiences.

Best-in-Class Loyalty Program. Our best-in-class loyalty program, Ultamate Rewards, enables members to earn points for every dollar spent on products and beauty services at Ulta Beauty, through purchases on our private label and co-branded credit cards, and purchases at Ulta Beauty at Target. In addition to unique membership benefits, members can redeem points for discounts on any product or service at Ulta Beauty. With more than 95% of total sales coming from members, we are uniquely positioned with a deep understanding of our customers and their preferences, enabling us to personalize experiences, recommendations, and promotions through our Customer Relationship Management (CRM) platform and support our brand partners’ growth.

Great Guest Experiences. We cultivate human connection with warm and welcoming guest experiences across all of our channels. Our knowledgeable and approachable store associates, our differentiated service offerings, and our efforts to create relevant, compelling digital content are competitive advantages and enable us to build strong engagement with guests.

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. We estimate beauty enthusiasts represent approximately 65% of shoppers and account for more than 80% of beauty products and services spend in the U.S.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Our strategy

We target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty, and historically, this connection has not diminished in softer economic environments. Our proprietary consumer research confirms engagement with the beauty category remains strong. Despite the unprecedented disruption and sustaining effects resulting from the COVID-19 pandemic, consumers demonstrated their commitment to beauty as they resumed in-person shopping with enthusiasm, while also maintaining some of their online shopping behaviors, however the operational and competitive landscape remains dynamic, and persistent cost pressures, including supply chain and labor costs, remain a challenge.

Reflecting our understanding about how the consumer and beauty category are evolving, in 2021 we refreshed our strategic framework to position Ulta Beauty for continued success. We are focused on six key strategic pillars designed to expand our market leadership and drive longer-term profitable growth.

Drive breakthrough and disruptive growth through an expanded definition of All Things Beauty. Beauty enthusiasts enjoy the experience of discovering and trying new products and increasingly include beauty as part of their self-care and wellness journey. Reflecting these insights, our objective is to engage and continuously delight beauty enthusiasts with a curated, differentiated, inclusive assortment focused on leading beauty and self-care trends. We are focused on four key areas: maximizing growth in core categories, including makeup, skincare, haircare, and fragrance; driving growth of cross-category strategic platforms, including Conscious Beauty at Ulta Beauty®, Black-owned and Black, Indigenous, and People of Color (BIPOC)-founded Brands, the Wellness Shop, and SPARKED at Ulta Beauty; differentiating our assortment through exclusive brands and products, including our private label, Ulta Beauty Collection; and increasing profitability through assortment management, inventory productivity, and promotional optimization.

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

Expand and deepen our presence across the beauty journey, solidifying Ulta Beauty at the Heart of the Beauty Community. To understand longer-term shifts in consumer values, perceptions, and behaviors, as well as of-the-moment insights, we have developed a robust consumer research capability. In addition, with more than 95% of total sales coming from our 40.2 million active Ultamate Rewards loyalty program members, we have unique insights about customer preferences and behavior. Based on our proprietary insights, we know beauty enthusiasts have an emotional, personal, and deep connection with beauty. Social media contributes to this connection, and we expect the influence and reach of beauty will continue to grow as engagement with social platforms increases. To expand Ulta Beauty’s reach, relevancy, and guest engagement, we intend to amplify our brand purpose; build a creator and content ecosystem to deliver compelling, relevant beauty entertainment; drive further innovation in our Ultamate Rewards program; and use our member data to increase personalization, drive conversion, and support our brands. Our vision is to expand and deepen our presence across the beauty journey to increase consumer acquisition and drive guest engagement, loyalty, and share of wallet.

Drive operational excellence and optimization. Similar to other retailers, we are experiencing persistent cost pressures from macroeconomic trends, including rising wage rates and higher transportation and shipping costs. In addition, we anticipate ongoing headwinds from channel and category mix shifts. To mitigate the impact of these pressures and support our future growth, we have developed a continuous improvement capability to identify and activate meaningful, cross-functional process optimization opportunities; we are upgrading our enterprise resource planning platform to increase efficiency and support future growth; and we are enhancing our supply chain network to increase agility, speed and cost-efficiency. Our vision is to deliver profitable growth and competitive advantage by optimizing our cost structure to enable scale, developing agile operating processes that enable real-time visibility and decision-making, and building new capabilities tailored to win in a rapidly evolving omnichannel world.

Protect and cultivate our world-class culture and talent. We have developed and nurtured a guest and associate-centric, values-based and high-performance culture. These tenets are core to how we lead, how we engage with our guests and partners, and how we make decisions. We value and encourage collaboration and enterprise thinking, and we respect and listen to our associates to continually improve as a company. We have an experienced leadership team and passionate associates committed to living our values while caring for our guests and for each other. To support our growth and enhance the guest experience, we will continue to attract, develop and retain talent at all levels and in all functional areas, and we will continue to work to create an environment where every associate feels they can fully contribute and have an opportunity to grow.

Expand our environmental and social impact. As a leader in the beauty industry, we have an opportunity to drive positive impact. We believe that beauty is for everyone, regardless of age, size, ability, skin tone, culture, or gender, and we strive to provide an environment where every associate feels they can realize their full potential and every guest is optimally served, regardless of differences. We empower and inspire guests to make informed and sustainable product choices through our unique Conscious Beauty at Ulta Beauty® platform, and we strive to protect the beauty of our natural environment and minimize our impact on the world around us by managing our stores’ energy, water, and waste footprints. We are committed to making the world a better place, and we are focused on driving sustainable change in areas where we can make the biggest impact and committed to collaborating with others to address shared challenges.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. In 2022, this market represented approximately $172 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2022, the beauty products industry totaled approximately $104 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty had only a 9% share of the $104 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. In 2022, the salon services industry totaled approximately $68 billion and included hair, skin, and nail services. We estimate that Ulta Beauty had less than 1% share of this industry. We have full-service hair salons in substantially every store and operate brow bars in most of our stores, as well as makeup services through our salons. In addition, we offer skin services in approximately 150 locations.

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

Our retail channels

We are committed to meeting guests where and how they want to shop and strive to offer guests a compelling, personalized shopping experience through our stores, digital platform, and partnerships.

Stores

Our member data suggests our guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In our fiscal year ended January, 28, 2023 (fiscal 2022), 76% of our loyalty members transacted with us solely in one of our stores. Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has changed over time to reflect the rising expectations of our guests and our evolving merchandising and operating strategies.

We offer a full range of beauty services in our stores, focusing on hair, makeup, brow, and skin services. Our current Ulta Beauty store format includes an open and modern salon area, with most of our stores offering brow services on the salon floor. In addition, stores offering skin services include a skin treatment room or dedicated skin treatment area on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare regimens, and at-home care recommendations.

In addition to opening new stores, we also remodeled and relocated certain stores, as shown in the following table:

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Total stores beginning of period	1,308	1,264	1,254
Stores opened	47	48	30
Stores closed	–	(4)	(20)
Total stores end of period	1,355	1,308	1,264

Total square footage	14,200,403	13,770,438	13,291,838
Average square footage per store	10,480	10,528	10,516

Stores remodeled	20	9	–
Stores relocated	12	7	5

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets, and is a key driver of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store footprint to between 1,500 to 1,700 freestanding Ulta Beauty stores in the United States.

We leverage a variety of insights to identify the best new store locations and optimize our current store locations, including beauty market share information and insights from our loyalty members. This insight-led, analytical approach to site selection has resulted in a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $1.7 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

As part of our ongoing efforts to enhance and evolve our in-store experience to best engage our guests, we are introducing a new layout in our new and remodeled stores. While our traditional layout is organized by price point, with prestige makeup and skincare on one side of the store and mass makeup and skincare on the other, our new layout brings together like categories with intuitive adjacencies to magnify our differentiated assortment. In the new layout, categories flow from prestige to mass with delineated fixturing showcasing each segment. In addition, we are adding several features including elevated gondolas to showcase key, iconic, and service brands and new Beauty Bars that offer our brow and makeup services as well as supporting in-store events and highlight beauty-in-action. We believe this new layout better reflects how our guests shop and will simplify exploration and shopping.

Digital platform

In addition to store expansion, we continue to expand our digital capabilities as more of our guests choose to engage with us across physical and digital platforms. In fiscal 2022, 17% of our loyalty members shopped both in Ulta Beauty stores and through our digital platforms. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. Our omnichannel guests are extremely valuable, historically spending nearly three times as much as retail-only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a unique, rich online experience, with information on key trends and products, editorial content, expanded assortments, interactive experiences, including virtual try-on capabilities, and social media content.

We continue to improve our order fulfillment capabilities with increased speed of delivery through existing distribution centers, fast fulfillment centers (e-commerce only), and select retail stores, through more efficient processes designed for e-commerce order fulfillment, and starting in 2023, our first market fulfillment center. In addition to ship to home order fulfillment, we offer guests “Buy Online, Pick-up in Store,” “Curbside Pickup,” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes. In addition, we offer same-day delivery for e-commerce orders in select markets.

Partnerships

To expand our reach and introduce new guests to Ulta Beauty, we have formed a long-term partnership with Target Corporation to create Ulta Beauty at Target, a “shop-in-shop” concept that offers a curated assortment of more than 60 established and emerging prestige brands across a variety of categories. Co-designed by Ulta Beauty and Target, the Ulta Beauty at Target shop is intended to reflect the Ulta Beauty experience with a unique and elevated presentation in 1,000 square feet of dedicated space separate but adjacent to Target’s core beauty department. The shop is staffed by Target team members who are trained by Ulta Beauty to provide recommendations and answer product questions. Members in our loyalty program, Ultamate Rewards, can earn points (but not redeem) for purchases made in the Ulta Beauty at Target shop. Loyalty points can only be redeemed in Ulta Beauty stores, on Ulta.com or through our mobile applications. As of January 28, 2023, Ulta Beauty at Target was available in over 350 Target locations and on target.com. Over time, we expect Ulta Beauty at Target to be in up to 800 Target locations, in addition to our freestanding Ulta Beauty stores.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. Across our stores, Ulta.com and our mobile applications, we offer more than 25,000 products from more than 600 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our merchandising team continually monitors beauty and fashion trends, historical sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant and to ensure that our assortment reflects the diversity of our guests. We believe our broad selection of merchandise, from moderately-priced brands to higher-end prestige brands, creates a unique shopping experience for our guests.

Certain beauty enthusiasts are growing more interested in choosing products that support their own personal well-being and the well-being of workers, animals, communities, and the environment, and they are increasingly supporting brands whose products and actions align with their own values. Reflecting the growing importance of these trends, in fiscal 2020 we launched Conscious Beauty at Ulta Beauty® in all stores, on Ulta.com, and on our mobile applications. This holistic initiative provides transparency for guests to help them choose brands and products that reflect their personal values and individual needs. Through this initiative, we certify brands and products across four key pillars, Clean Ingredients, Cruelty Free, Vegan, and Sustainable Packaging, and recognize brands for their positive impact on our community. Displayed in stores on an endcap constructed of recycled and recyclable materials, the program launched with 187 brands. As of January 28, 2023, more than 300 brands participated in the program, with more than half certified in more than one pillar. As part of the launch, we published our “Made Without List,” an evolving ingredient standard for clean beauty products, and established the Conscious Beauty Advisory Council, a coalition of experts at the forefront of clean beauty, product development, and packaging sustainability. With the help of our Advisory Council, we will ensure that Conscious Beauty at Ulta Beauty® will continue to evolve and grow as expectations and standards for clean beauty continue to change.

During the past few years consumers have increased their focus on self-care. Based on internal proprietary research, approximately 65% of consumers see the beauty category as being significantly connected to wellness. In response to this trend, we launched The Wellness Shop in select stores and online that offers an assortment of products across six platforms: everyday care, supplements and ingestibles, relax and renew, down there care, spa at home, and intimate wellness (online only).

We have a long tradition of being a diversity-forward company. We aspire to be beauty at its most inclusive and have made several important commitments across our marketing, assortment, and training efforts to ensure guests, associates, partners, and communities feel connected to and reflected at Ulta Beauty and are able to discover beauty on their own terms. During fiscal 2022, we increased our assortment of Black-owned and Black-founded brands by 34% with the addition of 12 Black-owned and Black-founded brands, supporting our progress towards our commitment to dedicate 15% of our brand assortment to Black-owned, Black-founded and Black-led brands over time.

We believe our private label, the Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. The Ulta Beauty Collection has been certified in the Clean Ingredients and Cruelty Free pillars within the Conscious Beauty at Ulta Beauty® program. We also offer products such as Tarte Double Duty Beauty cosmetics, IT Brushes for Ulta Beauty, and CHI for Ulta Beauty hair care appliances that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of brands and products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Morphe, Colourpop, Juvia’s Place, Chanel and Florence. The Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 4% of our total net sales in fiscal 2022. Both permanent and temporary exclusive products represented approximately 10% of our total net sales in fiscal 2022.

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

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	January 28,	January 29,	January 30,
(Percentage of net sales)	2023	2022	2021
Cosmetics	42%	43%	45%
Haircare products and styling tools	21%	20%	20%
Skincare	17%	17%	16%
Fragrance and bath	14%	14%	12%
Services	3%	3%	3%
Accessories and other	3%	3%	4%
	100%	100%	100%

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

Brand partnerships

We have strong, active relationships with our brand partners. Our top ten brand partners, such as L’Oréal and Estée Lauder Companies, among others, represented 56% and 54% of our total net sales in fiscal 2022 and our fiscal year ended January 29, 2022 (fiscal 2021), respectively. We believe our brand partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

All brand partners and respective subcontractors and their facilities are subject to the applicable Ulta Vendor Standards, which set forth the ethical, legal, social, and workplace standards to meet in order to do business with Ulta Beauty. In addition to complying with Ulta Vendor Standards, many brand partners have committed to help advance our mission to maintain the beauty of our environment and minimize our impact on the world around us by offering sustainable packaging. We have made a commitment that 50% of packaging from products sold at our stores will be recyclable, refillable, or made from recycled or bio-sourced materials by 2025.

Marketing and advertising

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores, website, and mobile applications, acquire new loyalty program members, improve guest retention, increase frequency of shopping, and increase spend per member. We communicate with our guests and prospective guests through multiple vehicles, including print advertising, digital and social media, television and radio. These vehicles highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services, and special offers, as well as build our emotional connection with guests. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, supports our charitable efforts related to the Ulta Beauty Charitable Foundation, and drives awareness of new products, in-store events, and new store openings.

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

Retail media network

We have a deep understanding of our Ultamate Rewards loyalty members and their preferences. This unique understanding combined with our ongoing investment in data analytics and CRM capabilities enables us to create personalized experiences and value for our guests and has unlocked new ways for us to support our brand partners and drive additional vendor income. As we look to elevate our position as the premier beauty retailer, in May 2022 we launched our retail media network, UB Media, to transform the way our brand partners can connect with beauty enthusiasts. UB Media offers brands a suite of media capabilities that aim to personalize guest engagement and drive the acquisition of new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a services manager, and three associate managers, along with approximately 28 full- and part-time associates, including approximately four to eight prestige consultants and five to ten licensed salon professionals. The management team in each store reports to the General Manager. The General Manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each General Manager reports to a District Manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Stores, who in turn reports to the Chief Operating Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based talent development managers, a field loss prevention team, service district educators and service district leaders, and brand partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with five to ten licensed salon professionals, including six or more stylists, and select stores have an esthetician. Our most productive salons have a guest coordinator and an assistant manager. Our services district educators and brand partner education classes create a comprehensive educational program for approximately 6,800 Ulta Beauty salon professionals.

Supply chain

Our vision is to build and operate a dynamic and agile end-to-end supply chain that improves operational efficiency, performance, and guest experience to fuel organizational growth in an effective way. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. We operate four distribution centers that support both stores and e-commerce demand, and two fast fulfillment centers that support e-commerce orders only. In addition, 115 stores fulfill e-commerce orders as part of our ship-from-store program. Starting in fiscal 2023, we are introducing a fourth type of facility, a market fulfillment center, which will focus on our most productive products and support ecommerce sales and store demand, enabling us to improve service and responsiveness, especially in markets with high store and population density.

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

The following table sets forth the approximate number of associates employed as of January 28, 2023:

Full-time	18,500
Part-time	34,500
Total associates	53,000

We have no collective bargaining agreements and have not experienced any work stoppages. We believe we have good relationships with our associates.

Diversity, equity, and inclusion

Our goal is to create an inclusive environment where every associate feels he or she can be his or her authentic self and every guest is optimally served, regardless of differences. A critical way we achieve this is by educating all associates on the lived experiences of their peers and key moments in time that have cultural or heritage significance, as well as the unconscious beliefs and biases that shape our behavior today. We embed diversity, equity, and inclusion (DEI) efforts through a cross-functional approach, led by our Chief Executive Officer, to ensure teams remain energized and motivated to lead in this critical space and integrate DEI in all that we do. We accomplish this through inclusive recruitment strategies, dedicating time to celebrate intersectionality and types of diversity that are not otherwise formally recognized, encouraging associates to build personal habits through everyday inclusive actions, and managing a diverse leaders program to empower, inspire, and educate high-potential diverse associates.

In addition, we aim to ensure that all in-store experiences are equitable, fair, and unbiased. We take action to support this goal by conducting quarterly mandatory trainings for in-store associates and providing weekly learning opportunities to focus on guest perspectives and reinforce key takeaways. We offer similar training across the organization to help key decision-makers and associates in their own learning journeys and support our Champion Diversity value and inclusion competency. In fiscal 2022, associates participated in our Inclusion in Action training to reinforce inclusivity and address unconscious bias.

The following table sets forth key metrics as of January 28, 2023:

	Board of		All Other
	Directors	Leadership	Associates
Women	55%	66%	91%
Men	45%	34%	9%
People of color	36%	27%	53%

Oversight and management

We strive to make sure that our associates are at the heart of every decision we make. The Chief Human Resources Officer, along with the entire executive team, is responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent and the design of associate compensation and benefits programs. Our human capital objectives and initiatives, including the risks related to compensation policies and practices, management development and leadership succession, DEI policies and practices, and implementation and compliance monitoring of our code of business conduct, are also overseen by individual Board committees as described in our corporate governance guidelines.

We believe open and honest two-way communication is critical to maintaining strong associate engagement. We regularly conduct an associate engagement survey to take the pulse of associates’ satisfaction with their roles, their leaders, and the Company as a whole, which our executive team reviews and monitors. Our leadership team also hosts roundtable sessions to dive deeper on specific topics as well as additional forums, including department town halls, store and distribution center visits, and other small group gatherings.

Training and development

Our success is dependent, in part, on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates, and outside hires to support our new stores. The majority of our promotions are internal. As we continue to promote and develop from within, we are building a bench of associates and leaders who know our business inside and out and support our values-driven culture.

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

Compensation and benefits

Our commitment to our associates and their well-being is one of our highest priorities. We have assembled a suite of benefits that affirms and supports all that our associates contribute every day, including:

●	Health care coverage is offered to those who work more than 30 hours a week in any position. Coverage extends to eligible dependents, including spouses, domestic partners, and children under the age of 26. We offer comprehensive medical plans that empower associates to choose the coverage that best suits them.
●	401(k) plan with up to a 4% company match.
●	Disability and life insurance.
●	Company-paid short-term disability pay at 80% of pay.

●	Additional insurance options, including legal, pet, home, and auto.
●	Tuition reimbursement program.
●	Paid time off, including an extended illness bank.
●	Discounts on retail products and salon services.

In addition, we believe wellness, like beauty, is more than skin deep, so we offer mental health resources, such as counseling services and access to mobile applications, financial wellness planning and guidance, and health mobile applications and educational resources for soon-to-be parents.

The Ulta Beauty Charitable Foundation (UBCF) supports the Associate Relief Program to assist associates facing unforeseen financial hardship. The Associate Relief Program provides short-term financial support to reimburse medical bills or support temporary housing.

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

We manage data security and privacy at the highest levels. Our Board of Directors is actively engaged in oversight of cybersecurity, and it is part of the charter of our Audit Committee. Our Chief Information Officer and Chief Executive Officer keep the Board informed on cybersecurity and privacy matters throughout the year. Our Security Operations Center constantly and proactively monitors our network and application landscape for threats and anomalies. We have established processes for sharing data and performing third-party risk assessment and regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have strengthened our data protection capabilities through investments and training. All Ulta Beauty associates have a role as stewards of company data, and we educate them on how to keep data safe. As part of our annual code of business conduct training, we train associates on how to keep devices and data safe in public places; how to avoid security threats and phishing scams; how to maintain a secure workplace; and everyday practices that help maintain the security of corporate digital devices, data and systems.

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

Government regulation

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints exist at the federal, state, or local levels in the United States. The products we sell, such as cosmetics (including products with cannabidiol), dietary supplements, food, over-the-counter (OTC) drugs, medical devices, and styling tools, including our Ulta Beauty branded products, may be subject to regulation by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the Environmental Protection Agency (EPA), state regulatory agencies, and State Attorneys General (State AGs). Such regulations principally relate to the safety, labeling, manufacturing, advertising, and distribution of the products. In addition, the salon services provided in our stores may be subject to state and local regulations.

Cosmetics, OTC drugs, medical devices, and dietary supplements have specific regulatory requirements, including but not limited to ingredient, labeling, manufacturing, and holding requirements. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g., blow dryers and curling irons) are regulated by the CPSC, which has strict requirements including the requirement to report certain product defects. The labeling and packaging of all of these products may also be subject to the requirements of the Fair Packaging and Labeling Act and state specific requirements.

Further, statements we make in advertising, including statements about the safety or efficacy of products, pricing, and environmental claims, are subject to federal and state consumer protection laws, which generally prohibit unfair or deceptive practices.

Federal, state, municipal, and local labor and employment statutes, laws, ordinances, regulations, mandates, and taxation laws, to which most retailers are typically subject, also impact our day-to-day operations. We are also subject to typical governmental and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Our services operations are subject to state board regulations and state licensing requirements.

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

Any significant interruption in the operations of our distribution and fast fulfillment centers could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We offer most of our beauty products for sale through our Ulta.com website and through our mobile applications. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software, and other related operational systems. Although we believe that our omnichannel participation is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through these channels can create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce platform successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online or through our mobile applications rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet or mobile customers to consider competing distributors of beauty products. Offering products through our internet channel or through our mobile applications could also cause some of our current or potential vendors to consider competing internet or mobile offerings of their products either on their own or through competing distributors. Additionally, omnichannel retailing continues to rapidly evolve, and we must keep pace with changing guest expectations and new developments by our competitors. As we continue to grow our e-commerce platform, the impact of attracting existing rather than new guests, conflicts between product offerings online or through our mobile applications and through our stores, and opening up our channels to increased competition from pure-play e-commerce companies could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, if we are unable to make, improve, or develop relevant guest-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment, or receipt of some of our merchandise, which could result in lost sales and could increase our costs.

We directly source the majority of our Ulta Beauty branded product components and gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a disruption of manufacturing or imports from such foreign countries, including the imposition of import restrictions, geopolitical events, unanticipated political changes, increased customs duties, and legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, could result in substantial disruptions in our supply chain (including inventory availability) and materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors, and these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

We rely on our good relationships with brand partners to purchase prestige, mass, and salon beauty products on reasonable terms, and to offer certain brands or products that are permanently or temporarily exclusive to us. If these relationships were to be impaired, or if certain brand partners were to change their distribution model or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability, and cash flows.

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

During fiscal 2022 and fiscal 2021, merchandise supplied to Ulta Beauty by our top ten brand partners accounted for approximately 56% and 54% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We also offer products that are permanently exclusive to us and offer a number of brands and products that are exclusive to us for a limited period of time or are offered in advance of our competitors. If our brand partners ceased granting us permanent or temporary exclusive rights our net sales could be negatively impacted, which could have a material adverse effect on our business, financial condition and profitability.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. Risk of inventory loss (also called shrink) is inherent in the retail business. We have historically experienced inventory shrink due to damage, theft (including from organized retail crime), and other causes. While some level of inventory shrink is unavoidable, we continue to experience elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations.

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

Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

●	general U.S. economic conditions and, in particular, the retail sales environment;
●	changes in our merchandising strategy or mix;
●	performance of our new and remodeled stores;
●	the effectiveness of our inventory management;
●	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;
●	cannibalization of existing store sales by new store openings;
●	timing and effectiveness of our marketing activities;
●	seasonal fluctuations due to weather conditions;
●	actions by our existing or new competitors; and
●	hurricanes, tornadoes, wildfires, earthquakes, mudslides, other natural disasters, epidemics or pandemics, and geopolitical events.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline.

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers and fast fulfillment centers may not be adequate to support our future growth, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities. We use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Further, disruption to certain media channels could have a material adverse effect on our results of operations and financial condition.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram, TikTok, and Pinterest accounts. As laws and regulations evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability, and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel at all levels, such failure could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability, and cash flows. Furthermore, our ability to manage our retail expansion requires us to continue to train, motivate, and manage our associates. We also need to attract, motivate, and retain additional qualified executive, managerial, and merchandising personnel and store and distribution center associates. Competition for this type of personnel is intense, especially in light of the labor pressures resulting from the COVID-19 pandemic, and we may not be successful in attracting, assimilating, and retaining the personnel required to grow and operate our business profitably. In addition, fluctuations in the cost of labor, including as a result of inflationary pressures on wages, may negatively impact our profitability and cash flows.

Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.

We have a $1.0 billion secured revolving credit facility with a term expiring in March 2025. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. The credit facility agreement contains usual and customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay cash dividends and repurchase our stock, and merge or consolidate with another entity, and requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the agreement falls below a specified threshold. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Economic, Market and Other External Risks

Macroeconomic conditions could have a material adverse impact on our business, financial condition, profitability, and cash flows.

Macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing labor cost pressures, transportation and shipping cost pressures, and the COVID-19 pandemic, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows. For instance, we were negatively impacted in fiscal 2022 by persistent cost pressures, including supply chain and labor costs. We expect inflationary cost pressures to continue in 2023 and we continue to closely monitor macroeconomic conditions, including customer behavior, and the impact of these factors on customer demand. Continuing or worsening inflation, recessionary concerns and/or supply chain and labor challenges, as well as the current turmoil in the banking industry, may have a material adverse impact on our business, financial condition, profitability, and/or cash flows.

Although we do not have any operations outside the United States, geopolitical events, including the ongoing conflict between Russia and Ukraine and the related economic sanctions by Western governments on Russia, has caused greater uncertainty in the global economy and exacerbated the inflation situation.

The health of the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, inflationary pressures, recessionary concerns, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and risks related to epidemics or pandemics and geopolitical events. In the event of a prolonged period of inflation, an economic downturn or a recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales.

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

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

The COVID-19 pandemic continues to negatively affect our business, financial condition, profitability, cash flows and supply chain.

Since the first quarter of 2020, there has been a worldwide impact from the COVID 19 pandemic. Government authorities have taken measures to try to contain the virus, such as limiting or closing business activities, transportation and person-to-person interactions, resulting in the temporary closing of all of our stores across the U.S. on March 19, 2020. As a result of this decision, we experienced a significant reduction in customer traffic and demand which resulted in our sales and results of operations being negatively impacted in fiscal 2020. While we have reopened all stores and resumed our in-store services, the potential of temporary restrictions in operating hours, in-store services or reclosing of certain stores in the future is possible.

Global trade conditions and customer trends that originated during the pandemic continue to persist and may also have a long-lasting adverse impact on us independently of the progress on the pandemic. For example, the COVID-19 pandemic and its various impacts changed consumer behavior and consumption of beauty products, at least temporarily, due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings, and also resulted in inflationary pressures on wages, transportation and shipping costs, and wholesale costs, recessionary concerns and other evolving macroeconomic conditions. The COVID 19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, profitability, cash flows, and supply chain, although the full extent is still uncertain and cannot be predicted.

Future epidemics, pandemics, natural disasters, or other catastrophes or crises could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary reclosing of our stores, the temporary closing of our distribution and fast fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution and fast fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur in the future, it could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

Our stock repurchase programs could affect the price of our common stock and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to any such stock repurchase program could affect our stock price and the existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

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

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers, and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, denial-of-service attacks , break-ins, phishing attacks, social engineering, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Furthermore, we allow certain of our employees to work remotely, as certain of our third-party service providers also allow, and this remote working environment may increase cybersecurity related risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

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

We are dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We also are expanding and upgrading our information systems (including replacing our enterprise resource planning platform through Project SOAR) to support historical and expected future growth. The failure of these projects, the failure of our information systems to perform as designed, or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

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

Complex local, state and national laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently (such as those enacted by California and certain other states) and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations may cause us to incur substantial costs, require changes to our business practices, and limit our ability to obtain data used to provide a differentiated guest experience. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by guests and other affected individuals, fines, and/or damage to our brand and reputation, any of which could adversely affect our business, financial condition, profitability, and cash flows.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings or claims, including possible fines and penalties, could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time, we are subject to litigation, including potential class action and single-plaintiff litigation and other legal or regulatory proceedings or claims in the ordinary course of our business operations regarding, but not limited to, employment matters, consumer claims, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks, and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could absorb significant management time and/or result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability, and cash flows. We establish accruals for potential liability arising from litigation and other legal or regulatory proceedings or claims when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings or claims could materially adversely impact our business, financial condition, profitability, and cash flows.

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

If our manufacturers are unable to produce products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including the Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. The FDA does not currently have a pre-market approval system for cosmetics, but requires safety and efficacy substantiation. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions, and criminal prosecution. These events could interrupt the marketing and sale of our Ulta Beauty branded products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations, or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We are exposed to the risk of misconduct or other improper activities by our associates and third parties such as independent contractors or agents. Misconduct by associates, independent contractors, or agents could include inadvertent or intentional failures to comply with our policies and procedures, the laws and regulations to which we are subject, and/or ethical, social, product, labor, and environmental standards. Our current and former associates or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination, or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our brand, reputation, and operations. Associate misconduct could also involve improper use of information obtained in the course of the associate’s prior or current employment, which could result in legal or regulatory action and harm to our reputation.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty,” “Ulta,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” “21 Days of Beauty®,” and “Conscious Beauty at Ulta Beauty®,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing, and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired, and we could lose customers, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

All of our retail stores, distribution centers, fast fulfillment centers, market fulfillment centers, and corporate offices are leased or subleased.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of January 28, 2023, we operated 1,355 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	33	Nevada	16
Arkansas	11	New Hampshire	8
California	168	New Jersey	44
Colorado	26	New Mexico	7
Connecticut	19	New York	55
Delaware	4	North Carolina	43
Florida	92	North Dakota	4
Georgia	43	Ohio	45
Hawaii	4	Oklahoma	22
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	29
Louisiana	18	Texas	126
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	25	Virginia	32
Michigan	49	Washington	37
Minnesota	19	West Virginia	7
Mississippi	12	Wisconsin	20
Missouri	25	Wyoming	4
		Total	1,355

Distribution centers, fast fulfillment centers, and market fulfillment centers

Our standard distribution center, fast fulfillment center, and market fulfilment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location and approximate size, and lease expiration date for each distribution center (DC), fast fulfillment center (FFC) and market fulfillment center (MFC) at January 28, 2023, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	670,680	July 31, 2026
Fresno, California	DC	670,680	July 31, 2028
Greenwood, Indiana	DC	670,680	July 31, 2025
Greer, South Carolina (1)	MFC	303,580	May 31, 2033
Jacksonville, Florida	FFC	203,463	September 30, 2029
Romeoville, Illinois	FFC	291,335	May 31, 2026
(1)	Expected to open in fiscal 2023.

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 341,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2026.

Item 3.   Legal Proceedings

See Note 10 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Item 4A.  Executive Officers

The names of our executive officers, their ages and their positions are shown below:

Name	Age	Position
David C. Kimbell	56	Chief Executive Officer and member of the Board of Directors
Scott M. Settersten	62	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	57	General Counsel, Chief Risk & Compliance Officer and Corporate Secretary
Anita J. Ryan	58	Chief Human Resources Officer
Kecia L. Steelman	52	Chief Operating Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

David C. Kimbell. Mr. Kimbell was named Chief Executive Officer in June 2021 after having previously served as President since December 2019, Chief Merchandising and Marketing Officer since March 2015, and Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he served as Chief Marketing Officer and Executive Vice President at U.S. Cellular, Chief Marketing Officer of Seventh Generation, Vice President of Marketing at PepsiCo, and held a number of brand management roles in the Beauty Division of The Procter and Gamble Company from 1995 to

2001. Mr. Kimbell currently serves on the board of directors for Big Brothers Big Sisters of Metropolitan Chicago and Chicago Lights, and is a member of The Economic Club of Chicago.

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

Anita J. Ryan. Ms. Ryan was named Chief Human Resources Officer in April 2022, after having previously served as Senior Vice President of Human Resources since 2018 and Vice President of Human Resources since 2016. Ms. Ryan oversees all human resources activities, including talent acquisition, total rewards, DEI, associate relations, compliance, and training, as well as oversees all strategic internal communications. Prior to Ulta Beauty, Ms. Ryan began her career in the grocery industry before transitioning to human resources.

Kecia Steelman. Ms. Steelman was named Chief Operating Officer in June 2021. Ms. Steelman oversees store and services operations, supply chain, Ulta Beauty at Target, and enterprise-wide optimization efforts. Previously, Ms. Steelman served as Chief Store Operations Officer since September 2015 and as Senior Vice President, Store Operations since July 2014. Prior to joining Ulta Beauty, Ms. Steelman was Group Vice President at Family Dollar Stores from 2011 to 2014, after joining the company in 2009 as Vice President, Store Development and Store Operations. From 2005 to 2009, Ms. Steelman was Vice President, General Manager of Expo Design Center, Home Depot Design Center, and YardBIRDs and Director of New Store Innovations at the Home Depot Corporation. Ms. Steelman began her career at Target Corporation and served in a variety of retail operations and merchandising roles with increasing responsibility from 1993 to 2005. Ms. Steelman currently serves on the board of directors for Metropolitan Family Services and the Adler Planetarium, and is a member of The Economic Club of Chicago.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 20, 2023 was $510.23 per share. As of March 20, 2023, we had 27 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
October 30, 2022 to November 26, 2022	164,683	$426.90	164,657	$1,357,800
November 27, 2022 to December 24, 2022	557,912	462.24	557,800	1,099,966
December 25, 2022 to January 28, 2023	388	484.68	—	1,099,966
13 weeks ended January 28, 2023	722,983	454.20	722,457	1,099,966
(1)	There were 722,457 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 28, 2023, and there were 526 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 7, 2022, the Board of Directors authorized the 2022 share repurchase program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. As of January 28, 2023, the amount remaining available was $1.1 billion.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of January 28, 2023:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	621,214	$260.34	2,424,824
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 324,410 shares issuable pursuant to the exercise of outstanding stock options, 221,045 shares issuable pursuant to restricted stock units, and 75,759 shares issuable pursuant to performance-based units.

(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.
(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the S&P 500 and the S&P 500 Retailing (Industry Group, SP500-2550) for the period covering February 3, 2018 through the end of Ulta Beauty’s fiscal year ended January 28, 2023. The graph assumes an investment of $100 made at the closing of trading on February 3, 2018 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the S&P 500 and (iii) the stocks comprising the S&P 500 Retailing (Industry Group, SP500-2550). All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$250
$200
$150
$100
$50
$0
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Ulta
S&P 500
S&P Retailing

	Fiscal year ended
	February 3,	February 2,	February 1,	January 30,	January 29,	January 28,
Company / Index	2018	2019	2020	2021	2022	2023
Ulta Beauty	$100.00	$131.44	$120.63	$125.96	$161.56	$227.68
S&P 500	100.00	95.76	114.23	131.53	156.95	144.15
S&P 500 Retailing	100.00	107.55	125.27	176.00	185.28	152.12

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. We estimate beauty enthusiasts represent approximately 65% of shoppers and 80% of beauty products and services spend in the U.S. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

Today, we are the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include: a differentiated assortment of more than 25,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,350 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

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

Over the long term, our growth strategy is to increase total net sales through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to optimize our real estate portfolio, expand merchandise margin, and leverage our fixed store costs with comparable sales increases and operating efficiencies, partially offset by incremental investments in people, guest experiences, systems, and supply chain required to support a 1,500 to 1,700 store chain in the U.S. with successful e-commerce and competitive omnichannel capabilities.

Current Trends

Impact of COVID-19

We closely monitor the continuing impact of COVID-19 on all facets of our business. While operations during fiscal 2022 did not appear to be negatively impacted, the COVID-19 pandemic and the conditions and trends that originated during the pandemic could have negative impacts in the future. The extent of the impact of the pandemic and the conditions and trends that originated during the pandemic on our future business and financial results will depend on, among other things, the potential of temporary restrictions on operating hours, in-store services or reclosing of certain stores or other facilities of ours or our brand partners and other suppliers, supply chain disruptions, increased transportation and shipping costs, higher wholesale costs, increased labor costs, and the duration, timing and severity of the impact of the foregoing on consumer spending.

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. However, the COVID-19 pandemic and its various impacts changed consumer behavior and consumption of beauty products, at least temporarily, due to the closures of offices, retail stores, and other businesses and the significant decline in travel, entertainment and social gatherings. The overall beauty market declined in 2020, stabilized in 2021, and expanded in 2022, as consumers resumed in-person shopping while maintaining some of their online shopping behaviors. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during fiscal 2022, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs;
●	retail store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

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

Interest (income) expense, net includes both interest income and expense. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2023 (fiscal 2022), January 29, 2022 (fiscal 2021), and January 30, 2021 (fiscal 2020) were all 52-week years.

As of January 28, 2023, we operated 1,355 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	January 28,	January 29,	January 30,
(Dollars in thousands)	2023	2022	2021
Net sales	$10,208,580	$8,630,889	$6,151,953
Cost of sales	6,164,070	5,262,335	4,202,794
Gross profit	4,044,510	3,368,554	1,949,159

Selling, general and administrative expenses	2,395,299	2,061,545	1,583,017
Impairment, restructuring and other costs	—	—	114,322
Pre-opening expenses	10,601	9,517	15,000
Operating income	1,638,610	1,297,492	236,820
Interest (income) expense, net	(4,934)	1,663	5,735
Income before income taxes	1,643,544	1,295,829	231,085
Income tax expense	401,136	309,992	55,250
Net income	$1,242,408	$985,837	$175,835

Other operating data:
Number of stores end of year	1,355	1,308	1,264
Comparable sales	15.6%	37.9%	(17.9%)

	Fiscal year ended
	January 28,	January 29,	January 30,
(Percentage of net sales)	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.4%	61.0%	68.3%
Gross profit	39.6%	39.0%	31.7%

Selling, general and administrative expenses	23.5%	23.9%	25.7%
Impairment, restructuring and other costs	0.0%	0.0%	1.9%
Pre-opening expenses	0.1%	0.1%	0.2%
Operating income	16.1%	15.0%	3.9%
Interest (income) expense, net	0.0%	0.0%	0.1%
Income before income taxes	16.1%	15.0%	3.8%
Income tax expense	3.9%	3.6%	0.9%
Net income	12.2%	11.4%	2.9%

Fiscal year 2022 versus fiscal year 2021

Net sales

Net sales increased $1.6 billion, or 18.3%, to $10.2 billion in fiscal 2022 compared to $8.6 billion in fiscal 2021. The net sales increase was primarily due to the favorable impact from the continued resilience of the beauty category, retail price increases, the impact of new brands and product innovation, increased social occasions and fewer COVID-19 limitations compared to fiscal 2021, and an increase of $77.3 million in other revenue. The total comparable sales increase of 15.6% in fiscal 2022, compared to an increase of 37.9% in fiscal 2021, was driven by a 10.8% increase in transactions and a 4.3% increase in average ticket.

Gross profit

Gross profit increased $676.0 million, or 20.1%, to $4.0 billion in fiscal 2022, compared to $3.4 billion in fiscal 2021. Gross profit as a percentage of net sales increased 60 basis points to 39.6% in fiscal 2022 compared to 39.0% in fiscal 2021. The increase in gross profit margin was primarily due to:

●	100 basis points of leverage of fixed costs attributed to the impact of higher sales and ongoing occupancy cost optimization efforts;
●	60 basis points of leverage in other revenue primarily due to credit card income growth, an increase in royalty income from our partnership with Target, and higher loyalty point redemptions; and
●	20 basis points of leverage due to favorable channel mix shifts; partially offset by
●	70 basis points of deleverage in inventory shrink; and
●	50 basis points of deleverage in merchandise margins driven by brand mix and lapping benefits from favorable inventory reserve adjustments in fiscal 2021, partially offset by the timing of retail price changes.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $333.8 million, or 16.2%, to $2.4 billion in fiscal 2022 compared to $2.1 billion in fiscal 2021. As a percentage of net sales, SG&A expenses decreased 40 basis points to 23.5% in fiscal 2022 compared to 23.9% in fiscal 2021. The leverage of SG&A expenses was primarily due to:

●	80 basis points of leverage due to lower marketing expenses; and
●	20 basis points of leverage of incentive compensation due to higher sales; partially offset by
●	40 basis points of deleverage of corporate overhead primarily due to strategic investments; and
●	20 basis points of deleverage of store payroll and benefits due to wage investments.

Pre-opening expenses

Pre-opening expenses increased $1.1 million, or 11.4%, to $10.6 million in fiscal 2022 compared to $9.5 million in fiscal 2021.

Interest (income) expense, net

Interest income, net was $4.9 million in fiscal 2022 compared to $1.7 million of interest expense, net in fiscal 2021. Interest income represents interest from cash equivalents and short-term investments with maturities of twelve months or less from the date of purchase. Interest expense represents interest on borrowings and fees related to the credit facility. We did not have any outstanding borrowings on our credit facility as of January 28, 2023 and January 29, 2022.

Income tax expense

Income tax expense of $401.1 million in fiscal 2022 represents an effective tax rate of 24.4%, compared to fiscal 2021 income tax expense of $310.0 million and an effective tax rate of 23.9%. The higher income tax expense is primarily due to less tax benefit from the income tax accounting for share-based compensation and an increase in state tax expense compared to fiscal 2021.

Net income

Net income increased $256.6 million to $1.2 billion in fiscal 2022 compared to $985.8 million in fiscal 2021. The increase in net income was primarily due to a $676.0 million increase in gross profit, partially offset by a $333.8 million increase in SG&A expenses and $91.1 million increase in income taxes.

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

Selling, general and administrative expenses

SG&A expenses increased $0.5 billion, or 30.2%, to $2.1 billion in fiscal 2021 compared to $1.6 billion in fiscal 2020. As a percentage of net sales, SG&A expenses decreased 180 basis points to 23.9% in fiscal 2021 compared to 25.7% in fiscal 2020. The leverage in SG&A expenses was primarily due to:

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

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by accounts payable, accrued liabilities, and deferred revenue. As of January 28, 2023 and January 29, 2022, we had cash and cash equivalents of $737.9 million and $431.6 million, respectively.

Our primary cash needs are for rent, capital expenditures for new, remodeled, and relocated stores, increased merchandise inventories related to store expansion and new brand additions, supply chain improvements, share repurchases, and continued investment in our information technology systems.

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

We generally fund short-term and long-term cash requirements with cash from operating activities. We believe our primary sources of liquidity will satisfy our cash requirements over both the short term (the next twelve months) and long term.

The following table summarizes contractual cash requirements as of January 28, 2023:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,211,981	$342,680	$719,329	$564,184	$585,788
Purchase obligations	111,233	63,419	46,225	1,589	—
Total (2)	$2,323,214	$406,099	$765,554	$565,773	$585,788
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $91.5 million, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $4.2 million as of January 28, 2023 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relates to commitments for products and services and other goods and service contracts entered into as of January 28, 2023. Excluded from purchase obligations are normal purchases and contracts entered into in the ordinary course of business.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments.

The following table presents a summary of our cash flows during the last three years:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$1,481,915	$1,059,265	$810,355
Net cash used in investing activities	(314,584)	(176,484)	(48,751)
Net cash used in financing activities	(861,014)	(1,497,216)	(107,934)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, long-lived asset impairment charges, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in fiscal 2022 is mainly due to the increase in net income, a smaller increase in merchandise inventories in fiscal 2022, and the timing of receivable collections, partially offset by the timing of payables and a smaller increase in deferred revenue compared to fiscal 2021.

The increase in net income was primarily due to an increase in gross profit resulting from higher sales, partially offset by an increase in SG&A expenses and income taxes.

Merchandise inventories, net were $1.6 billion at January 28, 2023, compared to $1.5 billion at January 29, 2022, representing an increase of $104.2 million or 7.0%. The increase in total inventory is primarily due to the following:

●	$54 million increase due to the addition of 47 new stores opened since January 29, 2022;
●	$25 million increase due to new key brand launches; and
●	$25 million increase primarily due to inventory cost increases.

The increase in net cash provided by operating activities in fiscal 2021 relative to fiscal 2020 was primarily due to the increase in net income and deferred revenue, partially offset by higher merchandise inventories, higher cash outflow from higher income taxes, and lower long-lived asset impairment charges compared to fiscal 2020.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $312.1 million during fiscal 2022, compared to $172.2 million during fiscal 2021.

The increase in net cash used in investing activities in fiscal 2022 relative to fiscal 2021 was primarily due to more capital expenditures compared to fiscal 2021.

The increase in net cash used in investing activities in fiscal 2021 relative to fiscal 2020 was primarily due to less proceeds of short-term investments and more capital expenditures compared to fiscal 2020.

Capital expenditures

The following table presents a summary of our store activities during the last three years:

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Stores opened	47	48	30
Stores remodeled	20	9	–
Stores relocated	12	7	5

During fiscal 2022, the average investment required to open a new Ulta Beauty store was approximately $1.7 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures during the last three years by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2023	2022	2021	2020
New, Remodeled, and Relocated Stores	$156	$102	$73	$56
Merchandising and Refreshed Stores	48	34	16	14
Information Technology Systems	108	74	37	36
Supply Chain	113	70	23	13
Store Maintenance and Other	50	32	23	33
Total	$475	$312	$172	$152

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures. We expect fiscal 2023 capital expenditures will be up to $475 million and will be used primarily to fund our new, remodeled, and relocated stores and strategic priorities, including investments in information technology systems and supply chain optimization.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our revolving credit facility, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The decrease in net cash used in financing activities in fiscal 2022 relative to fiscal 2021 was primarily due to a decrease in share repurchases.

The increase in net cash used in financing activities in fiscal 2021 relative to fiscal 2020 was primarily due to an increase in share repurchases offset by an increase in stock option exercises, and no activity under our revolving credit facility.

We had no borrowings outstanding under the credit facility at the end of fiscal 2022, 2021 and 2020. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

Share repurchase program

In March 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1.6 billion of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the earlier share repurchase program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 28,	January 29,	January 30,
(Dollars in millions)	2023	2022	2021
Shares repurchased	2,192,556	4,249,632	474,794
Total cost of shares repurchased	$900.0	$1,521.9	$114.9

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

As of January 28, 2023 and January 29, 2022, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

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

Inventory valuation

Merchandise inventories are carried at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be affected by adjustments to these estimates.

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results and operating trends.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2022, 2021 and 2020. An increase or decrease in the lower of cost or net realizable value reserve of 10% would not have a material impact on our operating income for fiscal 2022. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2022.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2022.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. During fiscal 2020, we recognized $72.5 million of impairment of long-lived tangible and right-of-use assets which consisted of $41.9 million due to the carrying values of certain long-lived assets exceeding their respective fair values, $19.6 million related to the suspension of the planned expansion to Canada, and $11.0 million related to the permanent closure of 19 stores. No impairment charges were recognized in fiscal 2022 or fiscal 2021.

Loyalty program

We maintain a customer loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate is evaluated each reporting period. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate.

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2022, 2021 and 2020. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2022.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of January 28, 2023, January 29, 2022 or January 30, 2021.

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

Based on management’s evaluation as of January 28, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of January 28, 2023, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of January 28, 2023. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 28, 2023 and has issued the attestation report included in Item 15 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

In the fourth quarter of 2022, we implemented a new payroll system. This implementation resulted in changes to our internal control over financial reporting by automating and accelerating payment processing, reducing the risk of errors, and simplifying payroll management. Implementation of the new payroll system was part of the next phase in a multi-year rollout to upgrade our internal systems. Additional phases of the project will continue to be implemented over the next few years. We will continue to monitor our internal control over financial reporting, including evaluating the operating effectiveness of related key controls.

Except as described above, there were no changes to our internal controls over financial reporting during the 13 weeks ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee

of the Board of Directors,” and “Corporate Governance – Non-Executive Director Compensation for Fiscal 2022” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 28, 2023 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption “Corporate Governance – Proposal Six – Ratification of Appointment of Independent Registered Public Accounting Firm – Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of January 28, 2023, and January 29, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2023 expressed an unqualified opinion thereon.

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

Loyalty Program
Description of the matter

The Company maintains a loyalty program, Ultamate Rewards, which offers members the ability to earn and redeem points on purchases of products and services. As described in Note 2 to the consolidated financial statements, revenue from the loyalty program is recognized when members redeem points or points expire. The Company estimates the amount of revenue to defer using the standalone selling price of the points earned and the expected redemption percentage. The Company evaluates its estimated standalone selling price quarterly based on the value of products or services purchased using points. The expected redemption percentage is based on historical redemption patterns in conjunction with current information and trends.

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

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s estimation process and controls supporting the measurement and recognition of the amount of loyalty revenue deferred. This included testing controls over management’s review of the assumptions and other inputs used in the estimation, the completeness and accuracy of issuance and redemption data used in the calculation, and controls over the assignment of membership levels based on customer spending patterns.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To test the standalone selling price per point, we validated that the price per point for each membership level was appropriate based on products or services purchased by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. In addition, we tested the value of points redeemed was complete and accurate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

March 24, 2023

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 24, 2023

Ulta Beauty, Inc.

Consolidated Balance Sheets

	January 28,	January 29,
(In thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$737,877	$431,560
Receivables, net	199,422	233,682
Merchandise inventories, net	1,603,451	1,499,218
Prepaid expenses and other current assets	130,246	110,814
Prepaid income taxes	38,308	5,909
Total current assets	2,709,304	2,281,183

Property and equipment, net	1,009,273	914,476
Operating lease assets	1,561,263	1,482,256
Goodwill	10,870	10,870
Other intangible assets, net	1,312	1,538
Deferred compensation plan assets	35,382	38,409
Other long-term assets	43,007	35,647
Total assets	$5,370,411	$4,764,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$559,527	$552,730
Accrued liabilities	444,278	364,797
Deferred revenue	394,677	353,579
Current operating lease liabilities	283,293	274,118
Accrued income taxes	—	12,786
Total current liabilities	1,681,775	1,558,010

Non-current operating lease liabilities	1,619,883	1,572,638
Deferred income taxes	55,346	39,693
Other long-term liabilities	53,596	58,665
Total liabilities	3,410,600	3,229,006

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 51,120 and 53,049 shares issued; 50,364 and 52,311 shares outstanding; at January 28, 2023 and January 29, 2022, respectively	511	530
Treasury stock-common, at cost	(60,470)	(53,478)
Additional paid-in capital	1,023,997	934,945
Retained earnings	995,773	653,376
Total stockholders’ equity	1,959,811	1,535,373
Total liabilities and stockholders’ equity	$5,370,411	$4,764,379

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands, except per share data)	2023	2022	2021
Net sales	$10,208,580	$8,630,889	$6,151,953
Cost of sales	6,164,070	5,262,335	4,202,794
Gross profit	4,044,510	3,368,554	1,949,159

Selling, general and administrative expenses	2,395,299	2,061,545	1,583,017
Impairment, restructuring and other costs	—	—	114,322
Pre-opening expenses	10,601	9,517	15,000
Operating income	1,638,610	1,297,492	236,820
Interest (income) expense, net	(4,934)	1,663	5,735
Income before income taxes	1,643,544	1,295,829	231,085
Income tax expense	401,136	309,992	55,250
Net income	$1,242,408	$985,837	$175,835

Net income per common share:
Basic	$24.17	$18.09	$3.12
Diluted	$24.01	$17.98	$3.11

Weighted average common shares outstanding:
Basic	51,403	54,482	56,351
Diluted	51,738	54,841	56,558

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Net income	$1,242,408	$985,837	$175,835
Other comprehensive income:
Foreign currency translation adjustments	—	(56)	56
Comprehensive income	$1,242,408	$985,781	$175,891

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Operating activities
Net income	$1,242,408	$985,837	$175,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,372	268,460	297,772
Non-cash lease expense	301,912	276,229	268,071
Long-lived asset impairment charge	—	—	72,533
Deferred income taxes	15,653	(25,666)	(24,008)
Stock-based compensation expense	43,044	47,259	27,583
Loss on disposal of property and equipment	6,688	5,358	6,827
Change in operating assets and liabilities:
Receivables	34,260	(40,573)	(53,772)
Merchandise inventories	(104,233)	(331,003)	125,486
Prepaid expenses and other current assets	(19,432)	(3,412)	(4,363)
Income taxes	(45,182)	(35,652)	58,916
Accounts payable	8,309	66,156	62,324
Accrued liabilities	48,249	58,598	58,599
Deferred revenue	41,098	79,196	36,848
Operating lease liabilities	(324,500)	(303,914)	(297,513)
Other assets and liabilities	(7,731)	12,392	(783)
Net cash provided by operating activities	1,481,915	1,059,265	810,355

Investing activities
Proceeds from short-term investments	—	—	110,000
Capital expenditures	(312,126)	(172,187)	(151,866)
Acquisitions, net of cash acquired	—	—	(1,220)
Other investments	(2,458)	(4,297)	(5,665)
Net cash used in investing activities	(314,584)	(176,484)	(48,751)

Financing activities
Proceeds from long-term debt	—	—	800,000
Payments on long-term debt	—	—	(800,000)
Repurchase of common shares	(900,033)	(1,521,925)	(114,895)
Stock options exercised	46,011	40,386	12,229
Purchase of treasury shares	(6,992)	(15,677)	(3,353)
Debt issuance costs	—	—	(1,915)
Net cash used in financing activities	(861,014)	(1,497,216)	(107,934)

Effect of exchange rate changes on cash and cash equivalents	—	(56)	56
Net increase (decrease) in cash and cash equivalents	306,317	(614,491)	653,726
Cash and cash equivalents at beginning of year	431,560	1,046,051	392,325
Cash and cash equivalents at end of year	$737,877	$431,560	$1,046,051

Supplemental information
Cash paid for interest	$2,138	$2,132	$6,987
Income taxes paid, net of refunds	429,846	370,646	19,454
Non-cash capital expenditures	69,591	39,874	20,487

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – February 1, 2020	57,285	$573	(676)	$(34,448)	$807,492	$1,128,477	$—	$1,902,094
Net income	—	—	—	—	—	175,835	—	175,835
Stock-based compensation	—	—	—	—	27,583	—	—	27,583
Foreign currency translation adjustments	—	—	—	—	—	—	56	56
Stock options exercised and other awards	142	1	—	—	12,228	—	—	12,229
Purchase of treasury shares	—	—	(16)	(3,353)	—	—	—	(3,353)
Repurchase of common shares	(475)	(5)	—	—	—	(114,890)	—	(114,895)
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	985,837	—	985,837
Stock-based compensation	—	—	—	—	47,259	—	—	47,259
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	347	3	—	—	40,383	—	—	40,386
Purchase of treasury shares	—	—	(46)	(15,677)	—	—	—	(15,677)
Repurchase of common shares	(4,250)	(42)	—	—	—	(1,521,883)	—	(1,521,925)
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$—	$1,535,373
Net income	—	—	—	—	—	1,242,408	—	1,242,408
Stock-based compensation	—	—	—	—	43,044	—	—	43,044
Stock options exercised and other awards	264	3	—	—	46,008	—	—	46,011
Purchase of treasury shares	—	—	(18)	(6,992)	—	—	—	(6,992)
Repurchase of common shares	(2,193)	(22)	—	—	—	(900,011)	—	(900,033)
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$—	$1,959,811

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share and store count data)

1.   Business and basis of presentation

Ulta Beauty, Inc. was founded in 1990 to operate specialty retail stores selling cosmetics, fragrance, haircare and skincare products, and related accessories and services. Nearly every store features a full-service salon. As used in these notes and throughout this Annual Report on Form 10-K, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

As of January 28, 2023, the Company operated 1,355 stores across 50 states.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended January 28, 2023 (fiscal 2022), January 29, 2022 (fiscal 2021), and January 30, 2021 (fiscal 2020) were 52-week years.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, loyalty program and income taxes to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

	January 28,	January 29,
(In thousands)	2023	2022
Cash	$651,367	$165,122
Short-term investments	—	199,939
Receivables from third-party financial institutions for credit card and debit card transactions	86,510	66,499
Cash and cash equivalents	$737,877	$431,560

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturities of these instruments. There was no outstanding debt as of January 28, 2023 and January 29, 2022.

Receivables

Receivables primarily include amounts due from vendors for allowances, amounts due from third-party gift card providers, royalties and other credit card amounts, and amounts related to the employee retention credit (ERC). The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

	January 28,	January 29,
(In thousands)	2023	2022
Vendor allowances	$109,899	$114,853
Gift card	42,065	34,655
Royalties and other credit card	19,738	11,898
Employee retention credit (1)	3,760	56,426
Other	25,036	16,855
Allowance for doubtful accounts	(1,076)	(1,005)
Receivables, net	$199,422	$233,682
(1)	The Company qualified for various relief measures resulting from the Coronavirus Aid, Relief and Economic Security (CARES) Act, including the ERC which allowed for a refundable tax credit against certain employment taxes on qualified wages. During the fiscal year ended January 29, 2022, there was $4,021 related to the ERC recognized as a reduction of the associated costs within selling, general and administrative expenses on the consolidated statements of income.

Vendor allowances

The Company receives consideration from vendors for advertising, markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. Substantially all vendor allowances are recorded as a reduction of the vendor’s product cost and recognized in cost of sales as the product is sold.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $39,532 and $26,882 as of January 28, 2023 and January 29, 2022, respectively.

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

Equipment and fixtures	1 to 10 years
Electronic equipment and software	3 to 15 years

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

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 14, “Fair value measurements”). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, there may be exposure to additional impairment losses in a future period (see Note 4, “Impairment, restructuring and other costs”).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist (see Note 7, “Goodwill”).

Other intangible assets

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable (see Note 8, “Other intangible assets”).

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

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As there are no outstanding borrowings under the Company’s credit facility, this rate is estimated based on prevailing market conditions, comparable company and credit analysis, and judgment. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract (see Note 9, “Leases”).

Loyalty program

The Company maintains a loyalty program, Ultamate Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. The Company defers revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate is evaluated each reporting period. When a guest redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of income.

Credit cards

The Company has agreements (the Agreements) with third parties to provide guests with private label credit cards and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online, and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. The Company’s performance obligation is to maintain the Ultamate Rewards loyalty program as only guests enrolled in the loyalty program can apply for the Credit Cards. Loyalty members earn points through purchases at Ulta Beauty, Ulta Beauty at Target, and anywhere the co-branded credit card is accepted.

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

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company maintains historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $18,835, $15,266, and $11,717 in fiscal 2022, 2021, and 2020, respectively.

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

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment to the guest or guest pickup of the merchandise based on meeting the transfer of control criteria, net of estimated returns. Salon services revenue is recognized at the time the service is provided to the guest. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to e-commerce sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. The Company provides refunds for merchandise returns within 60 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales at the point of sale.

Advertising

Advertising costs primarily consist of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs. Costs related to advertising are expensed in the period the related promotional event occurs.

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Advertising expense, net	$374,730	$387,794	$281,573
Advertising expense, net as a percentage of net sales	3.7%	4.5%	4.6%

Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $9,466 and $7,612 as of January 28, 2023 and January 29, 2022, respectively.

Pre-opening expenses

Non-capital expenditures incurred prior to the grand opening of a new, remodeled, or relocated store are expensed as incurred.

Cost of sales

Cost of sales includes the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs; distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance; shipping and handling costs; retail stores occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses; salon services payroll and benefits; and shrink and inventory valuation reserves.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses includes payroll, bonus, and benefit costs for retail store and corporate employees; advertising and marketing costs, offset by vendor income that is a reimbursement of specific, incremental, and identifiable costs; occupancy costs related to our corporate office facilities; stock-based compensation expense; depreciation and amortization for all assets, except those related to our retail stores and distribution operations, which are included in cost of sales; and legal, finance, information systems, and other corporate overhead costs.

Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases. The amounts reported were derived using the enacted tax rates in effect for the year the differences are expected to reverse.

Income tax benefits related to uncertain tax positions are recognized only when it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Penalties and interest related to unrecognized tax positions are recorded in income tax expense in the consolidated statements of income (see Note 12, “Income taxes”).

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $43,044, $47,259, and $27,583 in fiscal 2022, 2021 and 2020, respectively (see Note 16, “Stock-based compensation”).

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

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 17, “Net income per common share”).

3.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	January 28,	January 29,	January 30,
(Percentage of net sales)	2023	2022	2021
Cosmetics	42%	43%	45%
Haircare products and styling tools	21%	20%	20%
Skincare	17%	17%	16%
Fragrance and bath	14%	14%	12%
Services	3%	3%	3%
Accessories and other	3%	3%	4%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal 2022 and 2021:

	Fiscal year ended
	January 28,	January 29,
(In thousands)	2023	2022
Beginning balance	$345,206	$269,032
Additions to contract liabilities (1)	292,254	261,139
Deductions to contract liabilities (2)	(248,877)	(184,965)
Ending balance	$388,583	$345,206
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $6,094 and $8,373 at January 28, 2023 and January 29, 2022, respectively.

4. Impairment, restructuring and other costs

The following table provides a summary of the impairment, restructuring and other costs during fiscal 2020:

(In thousands)
Impairment of long-lived tangible and right-of-use assets (1)	$41,948

Store closures
Impairment of long-lived tangible and right-of-use assets (1)	19,569
Lease termination costs	7,443
Severance	489
Total store closures	27,501

Suspension of Canadian expansion
Impairment of long-lived tangible and right-of-use assets (1)	11,016
Lease termination costs	17,388
Severance	717
Total suspension of Canadian expansion	29,121

Other severance	15,752
Total (2)	$114,322

(1)	Amount is included in the $72,533 non-cash long-lived asset impairment charge on the consolidated statements of cash flows for the fiscal year ended January 30, 2021.

(2)	There were no impairment, restructuring and other costs recognized during fiscal 2022 or fiscal 2021.

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

5.   Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Prepaid supplies	$40,454	$40,996
Cloud computing costs (1)	34,900	23,379
Prepaid advertising	9,466	7,612
Other	45,426	38,827
Prepaid expenses and other current assets	$130,246	$110,814

Other long-term assets consist of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Cloud computing costs (1)	$28,540	$22,596
Other	14,467	13,051
Other long-term assets	$43,007	$35,647
(1)	Expense related to cloud computing arrangements was $87,593, $62,215, and $49,615 in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and was included in SG&A expenses in the consolidated statements of income.

6.   Property and equipment

Property and equipment consists of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Equipment and fixtures	$1,147,870	$1,118,312
Leasehold improvements	855,695	813,068
Electronic equipment and software	663,497	609,734
Construction-in-progress	196,117	91,897
	2,863,179	2,633,011
Less: accumulated depreciation and amortization	(1,853,906)	(1,718,535)
Property and equipment, net	$1,009,273	$914,476

7.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal 2022 and 2021 are as follows:

	January 28,	January 29,
(In thousands)	2023	2022
Beginning balance	$10,870	$10,870
Acquisitions	—	—
Ending balance	$10,870	$10,870

8.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		January 28, 2023			January 29, 2022
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	1.0	$5,419	$(4,107)	$1,312	$4,631	$(3,093)	$1,538

Amortization expense related to intangible assets was $1,014, $926, and $926 in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2023	$874
2024	263
2025	175
2026	—
2027	—
2028 and thereafter	—
$1,312

9. Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, market fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2035. All leases are classified as operating leases and generally have initial lease terms of 10 years and when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		January 28,	January 29,
(In thousands)	Classification on the Balance Sheet	2023	2022
Right-of-use assets	Operating lease assets	$1,561,263	$1,482,256

Current lease liabilities	Current operating lease liabilities	$283,293	$274,118
Non-current lease liabilities	Non-current operating lease liabilities	1,619,883	1,572,638
Total lease liabilities		$1,903,176	$1,846,756

Weighted-average remaining lease term		6.7 years	6.6 years
Weighted-average discount rate		3.2%	3.3%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal Year Ended
		January 28,	January 29,	January 30,
(In thousands)	Classification on the Statement of Income	2023	2022	2021
Operating lease cost	Cost of sales (1)	$322,195	$311,546	$304,743
Variable lease cost	Cost of sales	83,488	77,431	80,557
Short-term lease cost	SG&A expenses	685	408	567
Sublease income	Net sales	(1,748)	(835)	(827)
Total lease cost		$404,620	$388,550	$385,040
(1)	The majority of operating lease cost relates to retail stores, distribution centers, fast fulfillment centers, and market fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the SG&A expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Cash paid for operating lease liabilities (1)	$383,209	$368,498	$354,133
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	380,922	253,870	255,966
(1)	Excludes $30,927, $28,591, and $33,092 related to cash received for tenant incentives as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities:

Fiscal year	(In thousands)
2023	$339,808
2024	366,071
2025	336,719
2026	298,716
2027	248,724
2028 and thereafter	529,926
Total lease payments	$2,119,964
Less: imputed interest	(216,788)
Present value of operating lease liabilities	$1,903,176

Operating lease payments exclude $91,474 of legally binding minimum lease payments for leases signed but not yet commenced.

10.   Commitments and contingencies

Contractual obligations – As of January 28, 2023, the Company had various non-cancelable obligations of $111,233 primarily due to commitments made to a third party for products and services for our strategic investments related to supply chain optimization and information technology systems. A majority of these agreements are due within three years and are recorded as liabilities when the goods are received or the services are rendered. Payments under these agreements were $67,456 in fiscal 2022.

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

11.   Accrued liabilities

Accrued liabilities consist of the following:

	January 28,	January 29,
(In thousands)	2023	2022
Accrued payroll, bonus, and employee benefits	$183,828	$158,017
Accrued taxes	58,850	43,464
Accrued capital expenditures	55,438	24,209
Accrued advertising	40,580	49,477
Other accrued liabilities	105,582	89,630
Accrued liabilities	$444,278	$364,797

12.   Income taxes

The provision for income taxes consists of the following:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Current:
Federal	$315,763	$280,300	$67,724
State	69,719	55,358	11,534
Total current	385,482	335,658	79,258
Deferred:
Federal	11,800	(22,936)	(19,631)
State	3,854	(2,730)	(4,377)
Total deferred	15,654	(25,666)	(24,008)
Provision for income taxes	$401,136	$309,992	$55,250

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State effective rate, net of federal tax benefit	3.6%	3.3%	2.9%
Executive compensation limitation	0.3%	0.5%	1.2%
Excess deduction of stock compensation	(0.2%)	(0.5%)	(0.3%)
Other	(0.3%)	(0.4%)	(0.9%)
Effective tax rate	24.4%	23.9%	23.9%

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax will be effective in fiscal 2024, and the excise tax applies to share repurchases made after December 31, 2022. The corporate alternative minimum tax and the excise tax are not expected to have a material impact on the consolidated financial statements.

Significant components of deferred tax assets and liabilities are as follows:

	January 28,	January 29,
(In thousands)	2023	2022
Deferred tax assets:
Operating lease liability	$487,824	$471,687
Reserves not currently deductible	52,133	47,059
Accrued liabilities	39,989	33,289
Employee benefits	27,395	24,355
Property and equipment	16,600	1,710
Credit carryforwards	338	334
NOL carryforwards	265	303
Total deferred tax assets	624,544	578,737
Deferred tax liabilities:
Operating lease asset	591,007	561,137
Prepaid expenses	69,248	45,815
Receivables not currently includable	15,644	5,398
Inventory valuation	1,538	3,490
Other	2,308	2,224
Intangibles	145	366
Total deferred tax liabilities	679,890	618,430
Net deferred tax liability	$(55,346)	$(39,693)

At January 28, 2023, the Company had $428 of credit carryforwards for state income tax purposes that expire between 2023 and 2026. The Company had $41 of state net operating loss (NOL) carryforwards that expire by 2038 and $118 of state NOL carryforwards that do not expire. The Company also had $665 of federal NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification 740-10. The reserve for uncertain tax positions was $4,158 and $3,389 at January 28, 2023 and January 29, 2022, respectively, which represents the best estimate of the potential liability. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	January 28,	January 29,
(In thousands)	2023	2022
Beginning balance	$3,389	$2,783
Increase due to a prior year tax position	1,473	1,219
Decrease due to a prior year tax position	(704)	(613)
Ending balance	$4,158	$3,389

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2022 and 2021.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2019 and is no longer subject to examinations by state authorities before 2018.

13.   Debt

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

As of January 28, 2023 and January 29, 2022, the Company had no borrowings outstanding under the credit facility.

As of January 28, 2023, the Company was in compliance with all terms and covenants of the Loan Agreement.

14.   Fair value measurements

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

As of January 28, 2023 and January 29, 2022, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $37,501 and $40,839, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

15.   Investments

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $2,316 and $2,671 as of January 28, 2023 and January 29, 2022, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during fiscal 2022 and 2021.

The Company made other investments of $2,458 and $4,297 during fiscal 2022 and 2021, respectively.

16.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

The Amended and Restated 2011 Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of January 28, 2023, the plan reserves for the issuance upon grant or exercise of awards up to 2,425 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Stock options	$7,250	$11,245	$10,757
Restricted stock units	18,483	19,286	16,608
Performance-based restricted stock units	17,311	16,728	218
Total stock-based compensation expense	$43,044	$47,259	$27,583

Cash received from stock option exercises	$46,011	$40,386	$12,229
Income tax benefit	$3,829	$7,088	$750

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

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Volatility rate	49.0%	46.9%	43.0%
Average risk-free interest rate	2.4%	0.4%	0.3%
Average expected life (in years)	3.4	3.9	3.4
Dividend yield	—	—	—

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

The following table presents information related to common stock options:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands, except weighted-average grant date fair value)	2023	2022	2021
Weighted-average grant date fair value	$149.14	$109.84	$54.40
Fair value of options vested	9,525	10,417	9,741
Intrinsic value of options exercised	42,489	39,489	11,304

At January 28, 2023, there was approximately $10,203 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	498	$232.85	671	$208.47	539	$212.58
Granted	47	395.81	61	306.96	248	174.45
Exercised	(207)	222.19	(224)	180.05	(90)	135.70
Forfeited/Expired	(14)	311.40	(10)	225.24	(26)	219.47
End of year	324	$260.34	498	$232.85	671	$208.47
Exercisable at end of year	118	$261.57	179	$248.11	236	$209.03
Vested and Expected to vest	309	$260.37	474	$233.28	639	$208.49

The following table presents information related to stock options outstanding and stock options exercisable at January 28, 2023 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$74.91 – $153.87	5	1	$103.96	5	1	$103.96
$153.88 – $174.45	132	7	174.45	24	6	174.45
$174.46 – $204.27	25	5	203.53	25	5	203.53
$204.28 – $306.59	64	7	301.49	23	6	292.48
$306.60 – $365.13	51	4	348.85	39	3	348.77
$365.14 – $395.84	47	9	395.81	2	—	395.84
$74.91 – $395.84	324	7	$260.34	118	5	$261.57

The aggregate intrinsic value of outstanding and exercisable stock options as of January 28, 2023 was $79,588 and $28,728, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on January 28, 2023 was $505.67 per share.

Restricted stock units

Restricted stock units (RSUs) are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest after one year. The grant date fair value of RSUs is based on the closing market price of shares of the Company’s common stock on the date of grant. RSUs are expensed on a straight-line basis over the requisite service period. Forfeitures of RSUs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 28, 2023, unrecognized stock-based compensation expense related to RSUs was $24,215. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of RSU activity is presented in the following table (shares in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	221	$236.95	253	$210.46	159	$259.21
Granted	61	399.43	61	312.42	163	179.72
Vested	(46)	312.70	(76)	209.88	(38)	276.51
Forfeited	(15)	262.94	(17)	233.94	(31)	218.40
End of year	221	$264.08	221	$236.95	253	$210.46
Expected to vest	205	$264.08	205	$236.95	234	$210.46

Performance-based restricted stock units

Performance-based restricted stock units (PBSs) are granted to certain employees. PBSs granted prior to 2021 cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals at the end of the second year of the term. The grant date fair value of these PBSs is based on the closing market price of shares of the Company’s common stock on the date of grant. PBSs granted in 2021 cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals for each of the first two years. The performance is then subject to a three year total shareholder return modifier. The grant date fair value of the 2022 and 2021 PBSs are measured using a Monte Carlo simulation.

PBSs are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of PBSs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 28, 2023, unrecognized stock-based compensation expense related to PBSs was $25,689. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of PBS activity is presented in the following table (shares in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	units	grant date	units	grant date	units	grant date
Beginning of year	54	$314.30	37	$271.88	62	$267.60
Granted	37	395.83	74	326.99	—	—
Change in performance award payout	(1)	378.79	(7)	348.73	(5)	204.27
Vested	(11)	345.53	(47)	295.49	(14)	281.53
Forfeited	(3)	332.94	(3)	319.71	(6)	263.38
End of year	76	$347.89	54	$314.30	37	$271.88
Expected to vest	70	$347.89	50	$314.30	35	$271.88

The number of PBSs granted is based on achieving the targeted performance goals as defined in the PBS agreements. As of January 28, 2023, the maximum number of units that could vest under the provisions of the agreements was 145.

Awards with market conditions are classified as liability awards and the fair value is determined using a Monte Carlo simulation. Market-based restricted stock units totaling 28 shares were granted to the former Chief Executive Officer in fiscal 2018 and settled during fiscal 2021. Compensation expense for liability awards was $7,671 and $879 in fiscal 2021 and fiscal 2020, respectively. There was no compensation expense for liability awards in fiscal 2022.

17.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands, except per share data)	2023	2022	2021
Numerator:
Net income	$1,242,408	$985,837	$175,835

Denominator:
Weighted-average common shares – Basic	51,403	54,482	56,351
Dilutive effect of stock options and non-vested stock	335	359	207
Weighted-average common shares – Diluted	51,738	54,841	56,558

Net income per common share:
Basic	$24.17	$18.09	$3.12
Diluted	$24.01	$17.98	$3.11

The denominator for diluted net income per common share for fiscal years 2022, 2021 and 2020 excludes 84, 205, and 211 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

18.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all employees who qualify as to age and length of service. The plan is funded through employee contributions and a Company match of 100% of the first 3% of eligible compensation and an additional 50% match for the next 2% of eligible compensation. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income as follows:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
401(k) plan match	$21,912	$19,296	$16,878

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match of 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2022, 2021, and 2020.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	January 28,	January 29,
(In thousands)	2023	2022
Deferred compensation plan assets	$35,382	$38,409
Deferred compensation plan liability	37,501	40,839

19.   Share repurchase program

In March 2020, the Board of Directors authorized a share repurchase program (the 2020 Share Repurchase Program) pursuant to which the Company could repurchase up to $1,600,000 of the Company’s common stock. The 2020 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the earlier share repurchase program. The 2020 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time. During fiscal 2020, the share repurchase program was suspended in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. The program resumed during the fourth quarter of fiscal 2020.

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

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	January 28,	January 29,	January 30,
(In thousands)	2023	2022	2021
Shares repurchased	2,193	4,250	475
Total cost of shares repurchased	$900,033	$1,521,925	$114,895

Item 15.    Exhibits and Financial Statement Schedules (Continued)

(b)   Financial Statement Schedule

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2022
Allowance for doubtful accounts	$1,005	$819	$(748)	(a)	$1,076
Inventory reserve	26,882	33,384	(20,734)		39,532
Fiscal 2021
Allowance for doubtful accounts	$768	$388	$(151)	(a)	$1,005
Inventory reserve	52,860	9,525	(35,503)		26,882
Fiscal 2020
Allowance for doubtful accounts	$1,363	$22	$(617)	(a)	$768
Inventory reserve	46,941	42,634	(36,715)		52,860
(a)	Represents write-off of uncollectible accounts

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(c)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc.		8-K	3.1	001-33764	1/30/2017
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 3, 2020		8-K	3.2	001-33764	6/8/2020
4	Description of Ulta Beauty, Inc.’s Securities		10-K	4	001-33764	3/27/2020
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Second Amended and Restated Loan Agreement, dated as of August 23, 2017, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank, National Association		8-K	10.0	001-33764	8/24/2017
10.3	Amendment No. 1 to Second Amended and Restated Agreement, dated March 11, 2020, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders		10-K	10.3	001-33764	3/27/2020
10.4	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007
10.5	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007
10.6	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007
10.7	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.8	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.9	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.10	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.11	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.12	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.13	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.14	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.15	New Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/30/2021
10.16	New Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.2	001-33764	3/30/2021
10.17	Alternative Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.25	001-33764	3/25/2022
10.18	Alternative Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.26	001-33764	3/25/2022
10.19	Alternative Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.27	001-33764	3/25/2022
10.20	2023 Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X
10.21	2023 Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X
10.22	2023 Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*	X
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99

Proxy Statement for the 2023 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after January 28, 2023; except to the extent specifically incorporated by reference, the Proxy Statement for the 2023 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 24, 2023.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ David C. Kimbell	Chief Executive Officer and	March 24, 2023
David C. Kimbell	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	March 24, 2023
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Michelle L. Collins	Director	March 24, 2023
Michelle L. Collins

/s/ Kelly E. Garcia	Director	March 24, 2023
Kelly E. Garcia

/s/ Catherine Halligan	Director	March 24, 2023
Catherine Halligan

/s/ Patricia A. Little	Director	March 24, 2023
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 24, 2023
Michael R. MacDonald

/s/ George Mrkonic	Director	March 24, 2023
George Mrkonic

/s/ Lorna E. Nagler	Non-Executive Chair of the Board of Directors	March 24, 2023
Lorna E. Nagler

/s/ Heidi G. Petz	Director	March 24, 2023
Heidi G. Petz

/s/ Gisel Ruiz	Director	March 24, 2023
Gisel Ruiz

/s/ Michael C. Smith	Director	March 24, 2023
Michael C. Smith