Form 10-Q
period 2023-04-29
Ulta Beauty, Inc.
filed 2023-05-25
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 22, 2023 was 49,801,592 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	April 29,	January 28,	April 30,
(In thousands, except per share data)	2023	2023	2022
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$636,449	$737,877	$654,486
Receivables, net	190,282	199,422	192,754
Merchandise inventories, net	1,751,235	1,603,451	1,570,552
Prepaid expenses and other current assets	108,014	130,246	114,075
Prepaid income taxes	—	38,308	—
Total current assets	2,685,980	2,709,304	2,531,867

Property and equipment, net	1,019,978	1,009,273	909,543
Operating lease assets	1,559,560	1,561,263	1,488,040
Goodwill	10,870	10,870	10,870
Other intangible assets, net	1,015	1,312	1,307
Deferred compensation plan assets	37,002	35,382	35,978
Other long-term assets	61,314	43,007	34,431
Total assets	$5,375,719	$5,370,411	$5,012,036

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$621,272	$559,527	$585,500
Accrued liabilities	308,583	444,278	305,000
Deferred revenue	357,217	394,677	324,694
Current operating lease liabilities	288,133	283,293	276,440
Accrued income taxes	58,695	—	108,113
Total current liabilities	1,633,900	1,681,775	1,599,747

Non-current operating lease liabilities	1,610,256	1,619,883	1,568,356
Deferred income taxes	57,490	55,346	40,702
Other long-term liabilities	56,005	53,596	57,611
Total liabilities	3,357,651	3,410,600	3,266,416

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 50,729, 51,120, and 52,790 shares issued; 49,932, 50,364, and 52,038 shares outstanding; at April 29, 2023 (unaudited), January 28, 2023, and April 30, 2022 (unaudited), respectively	507	511	528
Treasury stock-common, at cost	(82,129)	(60,470)	(58,650)
Additional paid-in capital	1,040,378	1,023,997	951,802
Retained earnings	1,059,312	995,773	851,940
Total stockholders’ equity	2,018,068	1,959,811	1,745,620
Total liabilities and stockholders’ equity	$5,375,719	$5,370,411	$5,012,036

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands, except per share data)	2023	2022
Net sales	$2,634,263	$2,345,901
Cost of sales	1,579,406	1,404,875
Gross profit	1,054,857	941,026

Selling, general and administrative expenses	612,129	500,970
Pre-opening expenses	658	2,348
Operating income	442,070	437,708
Interest (income) expense, net	(7,348)	401
Income before income taxes	449,418	437,307
Income tax expense	102,367	105,912
Net income	$347,051	$331,395

Net income per common share:
Basic	$6.92	$6.34
Diluted	$6.88	$6.30

Weighted average common shares outstanding:
Basic	50,153	52,250
Diluted	50,469	52,582

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Operating activities
Net income	$347,051	$331,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,949	62,839
Non-cash lease expense	75,478	72,192
Deferred income taxes	2,144	1,009
Stock-based compensation expense	9,721	10,356
Loss on disposal of property and equipment	1,451	1,002
Change in operating assets and liabilities:
Receivables	9,140	40,928
Merchandise inventories	(147,784)	(71,334)
Prepaid expenses and other current assets	22,232	(3,261)
Income taxes	97,003	101,236
Accounts payable	62,257	42,586
Accrued liabilities	(98,515)	(57,214)
Deferred revenue	(37,460)	(28,885)
Operating lease liabilities	(78,562)	(79,936)
Other assets and liabilities	(17,204)	3,390
Net cash provided by operating activities	304,901	426,303

Investing activities
Capital expenditures	(109,766)	(71,076)
Other investments	(314)	(797)
Net cash used in investing activities	(110,080)	(71,873)

Financing activities
Repurchase of common shares	(283,517)	(132,834)
Stock options exercised	8,927	6,502
Purchase of treasury shares	(21,659)	(5,172)
Net cash used in financing activities	(296,249)	(131,504)

Net (decrease) increase in cash and cash equivalents	(101,428)	222,926
Cash and cash equivalents at beginning of period	737,877	431,560
Cash and cash equivalents at end of period	$636,449	$654,486

Supplemental information
Income taxes paid, net of refunds	$2,818	$3,357
Non-cash capital expenditures	29,634	27,475

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$1,535,373
Net income	—	—	—	—	—	331,395	331,395
Stock-based compensation	—	—	—	—	10,356	—	10,356
Stock options exercised and other awards	73	1	—	—	6,501	—	6,502
Purchase of treasury shares	—	—	(14)	(5,172)	—	—	(5,172)
Repurchase of common shares	(332)	(3)	—	—	—	(132,831)	(132,834)
Balance – April 30, 2022	52,790	$528	(752)	$(58,650)	$951,802	$851,940	$1,745,620

Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$1,959,811
Net income	—	—	—	—	—	347,051	347,051
Stock-based compensation	—	—	—	—	9,721	—	9,721
Stock options exercised and other awards	150	1	—	—	8,926	—	8,927
Purchase of treasury shares	—	—	(41)	(21,659)	—	—	(21,659)
Repurchase of common shares, including excise tax	(541)	(5)	—	—	(2,266)	(283,512)	(285,783)
Balance – April 29, 2023	50,729	$507	(797)	$(82,129)	$1,040,378	$1,059,312	$2,018,068

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

As of April 29, 2023, the Company operated 1,359 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	34	Nevada	16
Arkansas	11	New Hampshire	8
California	168	New Jersey	44
Colorado	27	New Mexico	7
Connecticut	19	New York	55
Delaware	4	North Carolina	43
Florida	92	North Dakota	4
Georgia	43	Ohio	46
Hawaii	4	Oklahoma	22
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	29
Louisiana	18	Texas	127
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	25	Virginia	32
Michigan	49	Washington	37
Minnesota	19	West Virginia	7
Mississippi	12	Wisconsin	20
Missouri	25	Wyoming	4
		Total	1,359

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended April 29, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2024, or for any other future interim period or for any future year.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended January 28, 2023. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The first quarter in fiscal 2023 and 2022 ended on April 29, 2023 and April 30, 2022, respectively.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	April 29,	April 30,
(Percentage of net sales)	2023	2022
Cosmetics	44%	44%
Skincare	19%	18%
Haircare products and styling tools	18%	20%
Fragrance and bath	12%	12%
Services	4%	3%
Accessories and other	3%	3%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Beginning balance	$388,583	$345,206
Additions to contract liabilities (1)	124,024	114,005
Deductions to contract liabilities (2)	(162,484)	(146,852)
Ending balance	$350,123	$312,359
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,094 and $12,335 at April 29, 2023 and April 30, 2022, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at April 29, 2023, January 28, 2023, and April 30, 2022. No additional goodwill was recognized during the 13 weeks ended April 29, 2023. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Operating lease cost	$85,128	$80,901

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Cash paid for operating lease liabilities (1)	$98,055	$94,745
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	73,775	77,976
(1)	Excludes $9,593 and $6,701 related to cash received for tenant incentives for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively.

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

7.Debt

On February 27, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the Term Secured Overnight Financing Rate plus a margin of 1.125% to 1.250% and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of April 29, 2023, January 28, 2023, and April 30, 2022, there were no borrowings outstanding under the credit facility.

As of April 29, 2023, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of April 29, 2023, January 28, 2023, and April 30, 2022, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $40,374, $37,501, and $40,792, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	13 Weeks Ended
	April 29,	April 30,
	2023	2022
Volatility rate	45.0%	49.0%
Average risk-free interest rate	3.8%	2.4%
Average expected life (in years)	3.4	3.4
Dividend yield	—	—

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

The Company granted 41 and 48 stock options during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. Stock-based compensation expense for stock options was $1,470 and $2,342 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. The weighted-average grant date fair value of these stock options was $200.67 and $149.14 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. At April 29, 2023, there was approximately $16,402 of unrecognized stock-based compensation expense related to unvested stock options.

There were 38 and 50 restricted stock units issued during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. Stock-based compensation expense for restricted stock units was $4,359 and $4,452 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. At April 29, 2023, there was approximately $39,616 of unrecognized stock-based compensation expense related to restricted stock units.

There were 32 and 37 performance-based restricted stock units issued during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. Stock-based compensation expense for performance-based restricted stock units was $3,892 and $3,562 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. At April 29, 2023, there was approximately $38,418 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $102,367 for the 13 weeks ended April 29, 2023 represents an effective tax rate of 22.8%, compared to $105,912 of income tax expense representing an effective tax rate of 24.2% for the 13 weeks ended April 30, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax will be effective in fiscal 2024 and is not expected to have a material impact on the consolidated financial statements. The excise tax applies to share repurchases made after December 31, 2022.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended
	April 29,	April 30,
(In thousands, except per share data)	2023	2022
Numerator:
Net income	$347,051	$331,395

Denominator:
Weighted-average common shares – Basic	50,153	52,250
Dilutive effect of stock options and non-vested stock	316	332
Weighted-average common shares – Diluted	50,469	52,582

Net income per common share:
Basic	$6.92	$6.34
Diluted	$6.88	$6.30

The denominator for diluted net income per common share for the 13 weeks ended April 29, 2023 and April 30, 2022 excludes 79 and 143 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

12.Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program revokes the previously authorized but unused amounts from the earlier share repurchase program. The authorized value of shares available to be repurchased under the 2022 Share Repurchase Program excludes excise tax. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Shares repurchased	541	332
Total cost of shares repurchased, including excise tax	$285,783	$132,834

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing labor cost pressures, transportation and shipping cost pressures, and the COVID-19 pandemic, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform), and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment centers, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	future epidemics, pandemics or natural disasters could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results may lead to asset impairment and store closure charges; and

●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2023, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2022 and into the first quarter of fiscal 2023, supported by strong consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during the first quarter of fiscal 2023, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

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

Comparable sales reflect sales for stores beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales, salon services, and e-commerce. In fiscal years with 53 weeks, the 53rd week of comparable sales is included in the calculation. In the year following a 53-week year, the prior year period is shifted by one week to compare similar calendar weeks. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Interest (income) expense, net includes both interest income and expense. Interest income represents interest primarily from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2023 and 2022 ended on April 29, 2023 and April 30, 2022, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	April 29,	April 30,
(Dollars in thousands)	2023	2022
Net sales	$2,634,263	$2,345,901
Cost of sales	1,579,406	1,404,875
Gross profit	1,054,857	941,026

Selling, general and administrative expenses	612,129	500,970
Pre-opening expenses	658	2,348
Operating income	442,070	437,708
Interest (income) expense, net	(7,348)	401
Income before income taxes	449,418	437,307
Income tax expense	102,367	105,912
Net income	$347,051	$331,395

Other operating data:
Number of stores end of period	1,359	1,318
Comparable sales	9.3%	18.0%

	13 Weeks Ended
	April 29,	April 30,
(Percentage of net sales)	2023	2022
Net sales	100.0%	100.0%
Cost of sales	60.0%	59.9%
Gross profit	40.0%	40.1%

Selling, general and administrative expenses	23.2%	21.4%
Pre-opening expenses	0.0%	0.1%
Operating income	16.8%	18.7%
Interest (income) expense, net	(0.3%)	0.0%
Income before income taxes	17.1%	18.6%
Income tax expense	3.9%	4.5%
Net income	13.2%	14.1%

Comparison of 13 weeks ended April 29, 2023 to 13 weeks ended April 30, 2022

Net sales

Net sales increased $288.4 million or 12.3%, to $2.6 billion for the 13 weeks ended April 29, 2023, compared to $2.3 billion for the 13 weeks ended April 30, 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, and an increase of $18.9 million in other revenue. The total comparable sales increase of 9.3% was driven by an 11.0% increase in transactions and a 1.5% decrease in average ticket.

Gross profit

Gross profit increased $113.8 million or 12.1%, to $1.1 billion for the 13 weeks ended April 29, 2023, compared to $941.0 million for the 13 weeks ended April 30, 2022. Gross profit as a percentage of net sales decreased to 40.0% for the 13 weeks ended April 29, 2023, compared to 40.1% for the 13 weeks ended April 30, 2022. The decrease in gross profit margin was primarily due to higher inventory shrink, lower merchandise margins, higher supply chain costs, and deleverage of salon expenses, partially offset by strong growth in other revenue and leverage of store fixed costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $111.2 million or 22.2%, to $612.1 million for the 13 weeks ended April 29, 2023, compared to $501.0 million for the 13 weeks ended April 30, 2022. SG&A expenses as a percentage of net sales increased to 23.2% for the 13 weeks ended April 29, 2023, compared to 21.4% for the 13 weeks ended April 30, 2022, primarily due to deleverage of store payroll and benefits, deleverage of corporate overhead due to strategic investments, and deleverage of marketing expenses, partially offset by leverage of incentive compensation and store expenses.

Pre-opening expenses

Pre-opening expenses were $0.7 million for the 13 weeks ended April 29, 2023 compared to $2.3 million for the 13 weeks ended April 30, 2022.

Interest (income) expense, net

Interest income, net was $7.3 million for the 13 weeks ended April 29, 2023 compared to interest expense, net of $0.4 million for the 13 weeks ended April 30, 2022, due to higher average interest rates and higher average cash balances during the quarter. We did not have any outstanding borrowings on the credit facility as of April 29, 2023 and April 30, 2022.

Income tax expense

Income tax expense of $102.4 million for the 13 weeks ended April 29, 2023 represents an effective tax rate of 22.8%, compared to $105.9 million of income tax expense representing an effective tax rate of 24.2% for the 13 weeks ended April 30, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

Net income

Net income was $347.1 million for the 13 weeks ended April 29, 2023, compared to $331.4 million for the 13 weeks ended April 30, 2022. The increase in net income is primarily related to the $113.8 million increase in gross profit, the $7.7 million increase in interest income, net, and the $3.5 million decrease in income tax expense, partially offset by the $111.2 million increase in SG&A expenses.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by accounts payable, accrued liabilities and deferred revenue. As of April 29, 2023, January 28, 2023, and April 30, 2022, we had cash and cash equivalents of $636.4 million, $737.9 million, and $654.5 million, respectively.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	April 29,	April 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$304,901	$426,303
Net cash used in investing activities	(110,080)	(71,873)
Net cash used in financing activities	(296,249)	(131,504)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was mainly due to a larger increase in merchandise inventories in the first quarter of fiscal 2023 and the timing of accrued liabilities and receivable collections, partially offset by the increase in net income, a decrease in prepaid expenses, and the timing of accounts payable. The increase in net income was primarily due to an increase in gross profit resulting from higher sales, an increase in interest income, and a decrease in income taxes, partially offset by an increase in SG&A expenses.

Merchandise inventories, net were $1.75 billion at April 29, 2023, compared to $1.57 billion at April 30, 2022, representing an increase of $180.7 million or 11.5%. The increase in total inventory is primarily due to the following:

●	$102 million increase to support increased demand, product cost increases, and brand expansions;
●	$49 million increase due to the addition of 41 net new stores opened since April 30, 2022; and
●	$28 million increase due to new brand launches.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $109.8 million during the 13 weeks ended April 29, 2023 compared to $71.1 million during the 13 weeks ended April 30, 2022.

During the 13 weeks ended April 29, 2023, we opened 5 new stores, closed one store, remodeled two stores, and relocated one store, compared to the 13 weeks ended April 30, 2022, when we opened 10 new stores and relocated six stores.

The increase in net cash used in investing activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to more capital expenditures compared to the first quarter of fiscal 2022.

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

The increase in net cash used in financing activities in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to an increase in share repurchases.

We had no borrowings outstanding under the credit facility as of April 29, 2023, January 28, 2023, and April 30, 2022. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revokes the previously authorized but unused amounts from the earlier share repurchase program. The authorized value of shares available to be repurchased under the 2022 Share Repurchase Program excludes excise tax. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	April 29,	April 30,
(Dollars in millions)	2023	2022
Shares repurchased	541,108	331,834
Total cost of shares repurchased, including excise tax	$285.8	$132.8

Credit facility

On February 27, 2023, we entered into Amendment No. 2 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the Term Secured Overnight Financing Rate plus a margin of 1.125% to 1.250% and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of April 29, 2023, January 28, 2023, and April 30, 2022 we had no borrowings outstanding under the credit facility.

As of April 29, 2023, we were in compliance with all terms and covenants of the Loan Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of April 29, 2023, January 28, 2023, and April 30, 2022.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of April 29, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2023, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands)
January 29, 2023 to February 25, 2023	113,791	$526.29	113,791	$1,040,658
February 26, 2023 to March 25, 2023	277,335	520.87	236,440	918,401
March 26, 2023 to April 29, 2023	191,305	538.93	190,877	816,450
13 weeks ended April 29, 2023	582,431	527.86	541,108	816,450
(1)

There were 541,108 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended April 29, 2023 and there were 41,323 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

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
10.1

Amendment No. 2 to Second Amended and Restated Loan Agreement, dated February 27, 2023, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 25, 2023 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary