Form 10-Q
period 2023-07-29
Ulta Beauty, Inc.
filed 2023-08-24
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2023

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 21, 2023 was 49,228,649 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	July 29,	January 28,	July 30,
(In thousands, except per share data)	2023	2023	2022
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$388,627	$737,877	$434,226
Receivables, net	174,444	199,422	180,514
Merchandise inventories, net	1,815,539	1,603,451	1,666,130
Prepaid expenses and other current assets	110,524	130,246	123,014
Prepaid income taxes	30,114	38,308	39,029
Total current assets	2,519,248	2,709,304	2,442,913

Property and equipment, net	1,073,144	1,009,273	912,017
Operating lease assets	1,549,146	1,561,263	1,509,246
Goodwill	10,870	10,870	10,870
Other intangible assets, net	718	1,312	1,075
Deferred compensation plan assets	40,087	35,382	33,393
Other long-term assets	55,547	43,007	36,480
Total assets	$5,248,760	$5,370,411	$4,945,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$521,315	$559,527	$586,851
Accrued liabilities	328,247	444,278	323,939
Deferred revenue	354,253	394,677	316,571
Current operating lease liabilities	287,359	283,293	274,693
Total current liabilities	1,491,174	1,681,775	1,502,054

Non-current operating lease liabilities	1,593,040	1,619,883	1,582,003
Deferred income taxes	56,012	55,346	40,029
Other long-term liabilities	56,657	53,596	52,840
Total liabilities	3,196,883	3,410,600	3,176,926

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 50,139, 51,120, and 52,087 shares issued; 49,341, 50,364, and 51,332 shares outstanding; at July 29, 2023 (unaudited), January 28, 2023, and July 30, 2022 (unaudited), respectively	501	511	521
Treasury stock-common, at cost	(82,229)	(60,470)	(59,803)
Additional paid-in capital	1,049,679	1,023,997	982,339
Retained earnings	1,083,926	995,773	846,011
Total stockholders’ equity	2,051,877	1,959,811	1,769,068
Total liabilities and stockholders’ equity	$5,248,760	$5,370,411	$4,945,994

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$2,529,809	$2,297,113	$5,164,072	$4,643,014
Cost of sales	1,536,197	1,368,949	3,115,603	2,773,824
Gross profit	993,612	928,164	2,048,469	1,869,190

Selling, general and administrative expenses	600,692	534,459	1,212,821	1,035,429
Pre-opening expenses	1,278	2,277	1,936	4,625
Operating income	391,642	391,428	833,712	829,136
Interest (income) expense, net	(4,449)	(108)	(11,797)	293
Income before income taxes	396,091	391,536	845,509	828,843
Income tax expense	95,989	95,859	198,356	201,771
Net income	$300,102	$295,677	$647,153	$627,072

Net income per common share:
Basic	$6.05	$5.73	$12.97	$12.08
Diluted	$6.02	$5.70	$12.90	$12.00

Weighted average common shares outstanding:
Basic	49,617	51,607	49,885	51,928
Diluted	49,849	51,900	50,157	52,237

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2023	2022
Operating activities
Net income	$647,153	$627,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,862	123,721
Non-cash lease expense	152,867	146,251
Deferred income taxes	666	336
Stock-based compensation expense	21,539	22,875
Loss on disposal of property and equipment	3,878	2,277
Change in operating assets and liabilities:
Receivables	24,978	53,168
Merchandise inventories	(212,088)	(166,912)
Prepaid expenses and other current assets	19,722	(12,200)
Income taxes	8,194	(45,906)
Accounts payable	(38,752)	40,051
Accrued liabilities	(102,763)	(49,364)
Deferred revenue	(40,424)	(37,008)
Operating lease liabilities	(163,527)	(163,302)
Other assets and liabilities	(12,497)	(392)
Net cash provided by operating activities	428,808	540,667

Investing activities
Capital expenditures	(204,748)	(120,500)
Other investments	(1,687)	(1,249)
Net cash used in investing activities	(206,435)	(121,749)

Financing activities
Repurchase of common shares	(559,011)	(434,448)
Stock options exercised	9,147	24,521
Purchase of treasury shares	(21,759)	(6,325)
Net cash used in financing activities	(571,623)	(416,252)

Net (decrease) increase in cash and cash equivalents	(349,250)	2,666
Cash and cash equivalents at beginning of period	737,877	431,560
Cash and cash equivalents at end of period	$388,627	$434,226

Supplemental information
Income taxes paid, net of refunds	$189,166	$246,641
Non-cash capital expenditures	51,860	42,451

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$1,959,811
Net income	—	—	—	—	—	347,051	347,051
Stock-based compensation	—	—	—	—	9,721	—	9,721
Stock options exercised and other awards	150	1	—	—	8,926	—	8,927
Purchase of treasury shares	—	—	(41)	(21,659)	—	—	(21,659)
Repurchase of common shares, including excise tax	(541)	(5)	—	—	(2,266)	(283,512)	(285,783)
Balance – April 29, 2023	50,729	$507	(797)	$(82,129)	$1,040,378	$1,059,312	$2,018,068
Net income	—	—	—	—	—	300,102	300,102
Stock-based compensation	—	—	—	—	11,818	—	11,818
Stock options exercised and other awards	4	—	—	—	220	—	220
Purchase of treasury shares	—	—	(1)	(100)	—	—	(100)
Repurchase of common shares, including excise tax	(594)	(6)	—	—	(2,737)	(275,488)	(278,231)
Balance – July 29, 2023	50,139	$501	(798)	$(82,229)	$1,049,679	$1,083,926	$2,051,877

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

As of July 29, 2023, the Company operated 1,362 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	24	Montana	6
Alaska	3	Nebraska	5
Arizona	34	Nevada	16
Arkansas	11	New Hampshire	8
California	168	New Jersey	44
Colorado	27	New Mexico	7
Connecticut	19	New York	55
Delaware	4	North Carolina	43
Florida	93	North Dakota	4
Georgia	43	Ohio	46
Hawaii	4	Oklahoma	22
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	15	Tennessee	30
Louisiana	18	Texas	127
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	25	Virginia	33
Michigan	49	Washington	37
Minnesota	19	West Virginia	7
Mississippi	12	Wisconsin	20
Missouri	25	Wyoming	4
		Total	1,362

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended July 29, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2024, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The second quarter in fiscal 2023 and 2022 ended on July 29, 2023 and July 30, 2022, respectively.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(Percentage of net sales)	2023	2022	2023	2022
Cosmetics	40%	42%	42%	43%
Haircare products and styling tools	21%	22%	19%	21%
Skincare	20%	17%	20%	17%
Fragrance and bath	12%	12%	12%	12%
Services	4%	4%	4%	4%
Accessories and other	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$350,123	$312,359	$388,583	$345,206
Additions to contract liabilities (1)	114,374	101,904	237,770	213,678
Deductions to contract liabilities (2)	(118,430)	(108,350)	(280,286)	(252,971)
Ending balance	$346,067	$305,913	$346,067	$305,913
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,186 and $10,658 at July 29, 2023 and July 30, 2022, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at July 29, 2023, January 28, 2023, and July 30, 2022. No additional goodwill was recognized during the 13 and 26 weeks ended July 29, 2023. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

5.Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, market fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2036. All leases are classified as operating leases and generally have initial lease terms of 10 years and, when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$83,121	$79,094	$168,249	$159,995

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2023	2022
Cash paid for operating lease liabilities (1)	$196,638	$189,938
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	140,750	173,241
(1)	Excludes $17,450 and $13,363 related to cash received for tenant incentives for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively.

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

7.Debt

On February 27, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the Term Secured Overnight Financing Rate plus a margin of 1.125% to 1.250%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of July 29, 2023, January 28, 2023, and July 30, 2022, there were no borrowings outstanding under the credit facility.

As of July 29, 2023, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of July 29, 2023, January 28, 2023, and July 30, 2022, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $42,529, $37,501, and $36,071, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	26 Weeks Ended
	July 29,	July 30,
	2023	2022
Volatility rate	45.0%	49.0%
Average risk-free interest rate	3.8%	2.4%
Average expected life (in years)	3.4	3.4
Dividend yield	—	—

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

The Company granted 42 and 48 stock options during the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for stock options was $1,749 and $2,164 for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for stock options was $3,219 and $4,506 for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. The weighted-average grant date fair value of these stock options was $199.15 and $149.14 for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. At July 29, 2023, there was approximately $14,770 of unrecognized stock-based compensation expense related to unvested stock options.

There were 45 and 56 restricted stock units issued during the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for restricted stock units was $4,934 and $4,987 for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for restricted stock units was $9,293 and $9,439 for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. At July 29, 2023, there was approximately $36,561 of unrecognized stock-based compensation expense related to restricted stock units.

There were 33 and 37 performance-based restricted stock units issued during the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for performance-based restricted stock units was $5,135 and $5,368 for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively. Stock-based compensation expense for performance-based restricted stock units was $9,027 and $8,930 for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively. At July 29, 2023, there was approximately $33,091 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $95,989 for the 13 weeks ended July 29, 2023 represents an effective tax rate of 24.2%, compared to $95,859 of tax expense representing an effective tax rate of 24.5% for the 13 weeks ended July 30, 2022.

Income tax expense of $198,356 for the 26 weeks ended July 29, 2023 represents an effective tax rate of 23.5%, compared to $201,771 of tax expense representing an effective tax rate of 24.3% for the 26 weeks ended July 30, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

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

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$300,102	$295,677	$647,153	$627,072

Denominator:
Weighted-average common shares – Basic	49,617	51,607	49,885	51,928
Dilutive effect of stock options and non-vested stock	232	293	272	309
Weighted-average common shares – Diluted	49,849	51,900	50,157	52,237

Net income per common share:
Basic	$6.05	$5.73	$12.97	$12.08
Diluted	$6.02	$5.70	$12.90	$12.00

The denominator for diluted net income per common share for the 13 weeks ended July 29, 2023 and July 30, 2022 excludes 127 and 67 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended July 29, 2023 and July 30, 2022 excludes 133 and 125 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2023	2022
Shares repurchased	1,135	1,130
Total cost of shares repurchased, including excise tax	$564,014	$434,448

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2022 and into the first half of fiscal 2023, supported by strong consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during the first half of fiscal 2023, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any future debt.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2023 and 2022 ended on July 29, 2023 and July 30, 2022, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(Dollars in thousands)	2023	2022	2023	2022
Net sales	$2,529,809	$2,297,113	$5,164,072	$4,643,014
Cost of sales	1,536,197	1,368,949	3,115,603	2,773,824
Gross profit	993,612	928,164	2,048,469	1,869,190

Selling, general and administrative expenses	600,692	534,459	1,212,821	1,035,429
Pre-opening expenses	1,278	2,277	1,936	4,625
Operating income	391,642	391,428	833,712	829,136
Interest (income) expense, net	(4,449)	(108)	(11,797)	293
Income before income taxes	396,091	391,536	845,509	828,843
Income tax expense	95,989	95,859	198,356	201,771
Net income	$300,102	$295,677	$647,153	$627,072

Other operating data:
Number of stores end of period	1,362	1,325	1,362	1,325
Comparable sales	8.0%	14.4%	8.7%	16.2%

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(Percentage of net sales)	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7%	59.6%	60.3%	59.7%
Gross profit	39.3%	40.4%	39.7%	40.3%

Selling, general and administrative expenses	23.7%	23.3%	23.5%	22.3%
Pre-opening expenses	0.1%	0.1%	0.0%	0.1%
Operating income	15.5%	17.0%	16.1%	17.9%
Interest (income) expense, net	(0.2%)	(0.0%)	(0.2%)	0.0%
Income before income taxes	15.7%	17.0%	16.4%	17.9%
Income tax expense	3.8%	4.2%	3.8%	4.3%
Net income	11.9%	12.9%	12.5%	13.5%

Comparison of 13 weeks ended July 29, 2023 to 13 weeks ended July 30, 2022

Net sales

Net sales increased $232.7 million or 10.1%, to $2.5 billion for the 13 weeks ended July 29, 2023, compared to $2.3 billion for the 13 weeks ended July 30, 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, and an increase in other revenue compared to the 13 weeks ended July 30, 2022. The total comparable sales increase of 8.0% during the 13 weeks ended July 29, 2023 was driven by a 9.0% increase in transactions and a 1.0% decrease in average ticket.

Gross profit

Gross profit increased $65.4 million or 7.1%, to $993.6 million for the 13 weeks ended July 29, 2023, compared to $928.2 million for the 13 weeks ended July 30, 2022. Gross profit as a percentage of net sales decreased to 39.3% for the 13 weeks ended July 29, 2023, compared to 40.4% for the 13 weeks ended July 30, 2022. The decrease in gross profit margin was primarily due to lower merchandise margin, higher inventory shrink, and higher supply chain costs, partially offset by strong growth in other revenue and leverage of store fixed costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $66.2 million or 12.4%, to $600.7 million for the 13 weeks ended July 29, 2023, compared to $534.5 million for the 13 weeks ended July 30, 2022. SG&A expenses as a percentage of net sales increased to 23.7% for the 13 weeks ended July 29, 2023, compared to 23.3% for the 13 weeks ended July 30, 2022, primarily due to higher corporate overhead due to strategic investments, higher store payroll and benefits, and higher store expenses, partially offset by leverage of incentive compensation.

Pre-opening expenses

Pre-opening expenses were $1.3 million for the 13 weeks ended July 29, 2023 compared to $2.3 million for the 13 weeks ended July 30, 2022.

Interest income, net

Net interest income was $4.4 million for the 13 weeks ended July 29, 2023 compared to $0.1 million for the 13 weeks ended July 30, 2022, due to higher average interest rates on cash balances. We did not have any outstanding borrowings on the credit facility as of July 29, 2023, January 28, 2023, and July 30, 2022.

Income tax expense

Income tax expense of $96.0 million for the 13 weeks ended July 29, 2023 represents an effective tax rate of 24.2%, compared to $95.9 million of income tax expense representing an effective tax rate of 24.5% for the 13 weeks ended July 30, 2022.

Net income

Net income was $300.1 million for the 13 weeks ended July 29, 2023, compared to $295.7 million for the 13 weeks ended July 30, 2022. The increase in net income is primarily related to the $65.4 million increase in gross profit and the $4.3 million increase in interest income, partially offset by the $66.2 million increase in SG&A expenses.

Comparison of 26 weeks ended July 29, 2023 to 26 weeks ended July 30, 2022

Net sales

Net sales increased $521.1 million or 11.2%, to $5.2 billion for the 26 weeks ended July 29, 2023, compared to $4.6 billion for the 26 weeks ended July 30, 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, and an increase in other revenue compared to the 26 weeks ended July 30, 2022. The total comparable sales increase of 8.7% during the 26 weeks ended July 29, 2023 was driven by a 10.1% increase in transactions and a 1.4% decrease in average ticket.

Gross profit

Gross profit increased $179.3 million or 9.6%, to $2.0 billion for the 26 weeks ended July 29, 2023, compared to $1.9 billion for the 26 weeks ended July 30, 2022. Gross profit as a percentage of net sales decreased to 39.7% for the 26 weeks ended July 29, 2023, compared to 40.3% for the 26 weeks ended July 30, 2022. The decrease in gross profit margin was primarily due to higher inventory shrink, lower merchandise margin, and higher supply chain costs, partially offset by strong growth in other revenue and leverage of store fixed costs.

Selling, general and administrative expenses

SG&A expenses increased $177.4 million or 17.1%, to $1.2 billion for the 26 weeks ended July 29, 2023, compared to $1.0 billion for the 26 weeks ended July 30, 2022. SG&A expenses as a percentage of net sales increased to 23.5% for the 26 weeks ended July 29, 2023, compared to 22.3% for the 26 weeks ended July 30, 2022, primarily due to higher corporate overhead due to strategic investments, higher store payroll and benefits, and higher marketing expenses, partially offset by leverage of incentive compensation.

Pre-opening expenses

Pre-opening expenses was $1.9 million for the 26 weeks ended July 29, 2023 compared to $4.6 million for the 26 weeks ended July 30, 2022.

Interest (income) expense, net

Net interest income was $11.8 million for the 26 weeks ended July 29, 2023 compared to net interest expense of $0.3 million for the 26 weeks ended July 30, 2022 due to higher average interest rates on cash balances. We did not have any outstanding borrowings on the credit facility as of July 29, 2023, January 28, 2023, and July 30, 2022.

Income tax expense

Income tax expense of $198.4 million for the 26 weeks ended July 29, 2023 represents an effective tax rate of 23.5%, compared to $201.8 million of income tax expense representing an effective tax rate of 24.3% for the 26 weeks ended July 30, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

Net income

Net income was $647.2 million for the 26 weeks ended July 29, 2023 compared to $627.1 million for the 26 weeks ended July 30, 2022. The increase in net income is primarily related to the $179.3 million increase in gross profit, the $12.1 million increase in interest income, and the $3.4 million decrease in income taxes, partially offset by the $177.4 million increase in SG&A expenses.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories and cash and cash equivalents reduced by accounts payable, accrued liabilities and deferred revenue. As of July 29, 2023, January 28, 2023, and July 30, 2022, we had cash and cash equivalents of $388.6 million, $737.9 million, and $434.2 million, respectively.

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

The following table presents a summary of our cash flows for the 26 weeks ended July 29, 2023 and July 30, 2022:

	26 Weeks Ended
	July 29,	July 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$428,808	$540,667
Net cash used in investing activities	(206,435)	(121,749)
Net cash used in financing activities	(571,623)	(416,252)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first 26 weeks of fiscal 2023 compared to the first 26 weeks of fiscal 2022 was mainly due to the timing of accounts payable and accrued liabilities, a larger increase in merchandise inventories in the first 26 weeks of fiscal 2023, and the timing of receivable collections, partially offset by a decrease in prepaid expenses and increase in net income.

The increase in net income was primarily due to an increase in gross profit resulting from higher sales, an increase in interest income, and a decrease in income taxes, partially offset by an increase in SG&A expenses.

Merchandise inventories, net were $1.82 billion at July 29, 2023, compared to $1.67 billion at July 30, 2022, representing an increase of $149.4 million or 9.0%. The increase in total inventory is primarily due to the following:

●	$75 million increase to support increased demand and product cost increases;
●	$47 million increase due to the addition of 37 net new stores opened since July 30, 2022; and
●	$28 million increase due to new brand launches.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $204.7 million during the 26 weeks ended July 29, 2023, compared to $120.5 million during the 26 weeks ended July 30, 2022.

During the 26 weeks ended July 29, 2023, we opened eight new stores, relocated three stores, and remodeled five stores, compared to the 26 weeks ended July 30, 2022, when we opened 17 new stores and relocated 10 stores.

The increase in net cash used in investing activities in the first 26 weeks of fiscal 2023 compared to the first 26 weeks of fiscal 2022 was primarily due to higher capital expenditures.

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

The increase in net cash used in financing activities in the first 26 weeks of fiscal 2023 compared to the first 26 weeks of fiscal 2022 was primarily due to an increase in share repurchases.

We had no borrowings outstanding under the credit facility as of July 29, 2023, January 28, 2023, and July 30, 2022. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	July 29,	July 30,
(Dollars in millions)	2023	2022
Shares repurchased	1,134,737	1,129,828
Total cost of shares repurchased, including excise tax	$564.0	$434.4

Credit facility

On February 27, 2023, we entered into Amendment No. 2 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 11, 2025, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $100.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0% to 0.125% or the Term Secured Overnight Financing Rate plus a margin of 1.125% to 1.250%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.20% per annum.

As of July 29, 2023, January 28, 2023, and July 30, 2022, we had no borrowings outstanding under the credit facility.

As of July 29, 2023, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of July 29, 2023, January 28, 2023, and July 30, 2022.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of July 29, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of fiscal 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands)
April 30, 2023 to May 27, 2023	222,525	$499.23	222,513	$706,465
May 28, 2023 to June 24, 2023	173,757	428.01	173,757	632,816
June 25, 2023 to July 29, 2023	197,489	470.09	197,359	540,956
13 weeks ended July 29, 2023	593,771	468.70	593,629	540,956
(1)	There were 593,629 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended July 29, 2023 and there were 142 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended July 29, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 24, 2023 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary