Form 10-Q
period 2023-10-28
Ulta Beauty, Inc.
filed 2023-11-30
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 2023

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 27, 2023 was 48,561,517 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	October 28,	January 28,	October 29,
(In thousands, except per share data)	2023	2023	2022
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$121,811	$737,877	$250,628
Receivables, net	202,868	199,422	200,304
Merchandise inventories, net	2,321,306	1,603,451	2,114,669
Prepaid expenses and other current assets	117,282	130,246	137,642
Prepaid income taxes	28,773	38,308	42,572
Total current assets	2,792,040	2,709,304	2,745,815

Property and equipment, net	1,117,874	1,009,273	967,039
Operating lease assets	1,578,316	1,561,263	1,556,940
Goodwill	10,870	10,870	10,870
Other intangible assets, net	591	1,312	844
Deferred compensation plan assets	38,371	35,382	31,529
Other long-term assets	56,946	43,007	18,512
Total assets	$5,595,008	$5,370,411	$5,331,549

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$597,373	$559,527	$647,117
Accrued liabilities	405,443	444,278	462,773
Deferred revenue	350,937	394,677	312,132
Current operating lease liabilities	287,786	283,293	275,749
Short-term debt	195,400	—	—
Total current liabilities	1,836,939	1,681,775	1,697,771

Non-current operating lease liabilities	1,616,747	1,619,883	1,621,252
Deferred income taxes	56,874	55,346	38,627
Other long-term liabilities	55,906	53,596	51,644
Total liabilities	3,566,466	3,410,600	3,409,294

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 49,458, 51,120, and 51,785 shares issued; 48,659, 50,364, and 51,029 shares outstanding; at October 28, 2023 (unaudited), January 28, 2023, and October 29, 2022 (unaudited), respectively	495	511	517
Treasury stock-common, at cost	(82,798)	(60,470)	(60,218)
Additional paid-in capital	1,058,969	1,023,997	998,816
Retained earnings	1,051,876	995,773	983,140
Total stockholders’ equity	2,028,542	1,959,811	1,922,255
Total liabilities and stockholders’ equity	$5,595,008	$5,370,411	$5,331,549

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$2,488,933	$2,338,793	$7,653,005	$6,981,807
Cost of sales	1,496,866	1,375,976	4,612,469	4,149,800
Gross profit	992,067	962,817	3,040,536	2,832,007

Selling, general and administrative expenses	661,380	597,164	1,874,201	1,632,593
Pre-opening expenses	3,460	3,797	5,396	8,422
Operating income	327,227	361,856	1,160,939	1,190,992
Interest income, net	(2,497)	(849)	(14,294)	(556)
Income before income taxes	329,724	362,705	1,175,233	1,191,548
Income tax expense	80,241	88,120	278,597	289,891
Net income	$249,483	$274,585	$896,636	$901,657

Net income per common share:
Basic	$5.09	$5.37	$18.08	$17.45
Diluted	$5.07	$5.34	$17.99	$17.35

Weighted average common shares outstanding:
Basic	49,007	51,131	49,592	51,663
Diluted	49,226	51,418	49,846	51,962

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2023	2022
Operating activities
Net income	$896,636	$901,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,273	182,182
Non-cash lease expense	232,772	222,548
Deferred income taxes	1,528	(1,066)
Stock-based compensation expense	33,477	32,554
Loss on disposal of property and equipment	6,310	3,892
Change in operating assets and liabilities:
Receivables	(3,446)	33,378
Merchandise inventories	(717,855)	(615,451)
Prepaid expenses and other current assets	12,964	(26,828)
Income taxes	9,535	(49,446)
Accounts payable	41,817	94,214
Accrued liabilities	(34,955)	64,164
Deferred revenue	(43,740)	(41,447)
Operating lease liabilities	(248,469)	(246,988)
Other assets and liabilities	(9,836)	20,063
Net cash provided by operating activities	358,011	573,426

Investing activities
Capital expenditures	(311,030)	(203,961)
Other investments	(4,870)	(3,068)
Net cash used in investing activities	(315,900)	(207,029)

Financing activities
Borrowings from credit facility	195,400	—
Repurchase of common shares	(840,551)	(571,908)
Stock options exercised	9,302	31,319
Purchase of treasury shares	(22,328)	(6,740)
Net cash used in financing activities	(658,177)	(547,329)

Net decrease in cash and cash equivalents	(616,066)	(180,932)
Cash and cash equivalents at beginning of period	737,877	431,560
Cash and cash equivalents at end of period	$121,811	$250,628

Supplemental information
Income taxes paid, net of refunds	$266,802	$339,290
Non-cash capital expenditures	53,936	33,982

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$1,959,811
Net income	—	—	—	—	—	347,051	347,051
Stock-based compensation	—	—	—	—	9,721	—	9,721
Stock options exercised and other awards	150	1	—	—	8,926	—	8,927
Purchase of treasury shares	—	—	(41)	(21,659)	—	—	(21,659)
Repurchase of common shares, including excise tax	(541)	(5)	—	—	(2,266)	(283,512)	(285,783)
Balance – April 29, 2023	50,729	$507	(797)	$(82,129)	$1,040,378	$1,059,312	$2,018,068
Net income	—	—	—	—	—	300,102	300,102
Stock-based compensation	—	—	—	—	11,818	—	11,818
Stock options exercised and other awards	4	—	—	—	220	—	220
Purchase of treasury shares	—	—	(1)	(100)	—	—	(100)
Repurchase of common shares, including excise tax	(594)	(6)	—	—	(2,737)	(275,488)	(278,231)
Balance – July 29, 2023	50,139	$501	(798)	$(82,229)	$1,049,679	$1,083,926	$2,051,877
Net income	—	—	—	—	—	249,483	249,483
Stock-based compensation	—	—	—	—	11,938	—	11,938
Stock options exercised and other awards	5	1	—	—	154	—	155
Purchase of treasury shares	—	—	(1)	(569)	—	—	(569)
Repurchase of common shares, including excise tax	(686)	(7)	—	—	(2,802)	(281,533)	(284,342)
Balance – October 28, 2023	49,458	$495	(799)	$(82,798)	$1,058,969	$1,051,876	$2,028,542

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

As of October 28, 2023, the Company operated 1,374 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	25	Montana	6
Alaska	3	Nebraska	5
Arizona	35	Nevada	16
Arkansas	11	New Hampshire	8
California	169	New Jersey	44
Colorado	27	New Mexico	7
Connecticut	19	New York	55
Delaware	4	North Carolina	44
Florida	94	North Dakota	4
Georgia	43	Ohio	46
Hawaii	4	Oklahoma	22
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	16	Tennessee	31
Louisiana	18	Texas	129
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	26	Virginia	33
Michigan	49	Washington	37
Minnesota	20	West Virginia	7
Mississippi	12	Wisconsin	21
Missouri	25	Wyoming	4
		Total	1,374

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended October 28, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2024, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The third quarter in fiscal 2023 and 2022 ended on October 28, 2023 and October 29, 2022, respectively.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(Percentage of net sales)	2023	2022	2023	2022
Cosmetics	42%	44%	42%	43%
Haircare products and styling tools	19%	21%	20%	21%
Skincare	19%	16%	19%	17%
Fragrance and bath	13%	12%	12%	12%
Services	4%	4%	4%	4%
Accessories and other	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ultamate Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands)	2023	2022	2023	2022
Beginning balance	$346,067	$305,913	$388,583	$345,206
Additions to contract liabilities (1)	107,628	97,521	250,121	224,938
Deductions to contract liabilities (2)	(109,304)	(99,443)	(294,313)	(266,153)
Ending balance	$344,391	$303,991	$344,391	$303,991
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $6,546 and $8,141 at October 28, 2023 and October 29, 2022, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at October 28, 2023, January 28, 2023, and October 29, 2022. No additional goodwill was recognized during the 13 and 39 weeks ended October 28, 2023. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$84,074	$80,371	$252,323	$240,366

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2023	2022
Cash paid for operating lease liabilities (1)	$296,115	$286,016
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	249,826	297,232
(1)	Excludes $27,682 and $21,347 related to cash received for tenant incentives for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively.

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

As of October 28, 2023, the Company had $195,400 outstanding under the credit facility, and the weighted average interest rate was 8.21% for the 39 weeks ended October 28, 2023. As of January 28, 2023 and October 29, 2022, there were no borrowings outstanding under the credit facility.

As of October 28, 2023, the Company was in compliance with all terms and covenants of the Loan Agreement.

8.Fair value measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates their estimated fair values due to the short maturities of these instruments.

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

As of October 28, 2023, January 28, 2023, and October 29, 2022, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $41,633, $37,501, and $34,839, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

The Company granted 42 and 48 stock options during the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for stock options was $1,742 and $1,646 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for stock options was $4,961 and $6,152 for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. The weighted-average grant date fair value of these stock options was $199.15 and $149.14 for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. At October 28, 2023, there was approximately $13,028 of unrecognized stock-based compensation expense related to unvested stock options.

There were 48 and 58 restricted stock units issued during the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for restricted stock units was $4,959 and $4,544 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for restricted stock units was $14,252 and $13,983 for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. At October 28, 2023, there was approximately $32,630 of unrecognized stock-based compensation expense related to restricted stock units.

There were 33 and 37 performance-based restricted stock units issued during the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for performance-based restricted stock units was $5,237 and $3,489 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Stock-based compensation expense for performance-based restricted stock units was $14,264 and $12,419 for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. At October 28, 2023, there was approximately $28,755 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $80,241 for the 13 weeks ended October 28, 2023 represents an effective tax rate of 24.3%, compared to $88,120 of tax expense representing an effective tax rate of 24.3% for the 13 weeks ended October 29, 2022.

Income tax expense of $278,597 for the 39 weeks ended October 28, 2023 represents an effective tax rate of 23.7%, compared to $289,891 of tax expense representing an effective tax rate of 24.3% for the 39 weeks ended October 29, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

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

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$249,483	$274,585	$896,636	$901,657

Denominator:
Weighted-average common shares – Basic	49,007	51,131	49,592	51,663
Dilutive effect of stock options and non-vested stock	219	287	254	299
Weighted-average common shares – Diluted	49,226	51,418	49,846	51,962

Net income per common share:
Basic	$5.09	$5.37	$18.08	$17.45
Diluted	$5.07	$5.34	$17.99	$17.35

The denominator for diluted net income per common share for the 13 weeks ended October 28, 2023 and October 29, 2022 excludes 124 and 50 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended October 28, 2023 and October 29, 2022 excludes 144 and 119 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2023	2022
Shares repurchased	1,821	1,470
Total cost of shares repurchased, including excise tax	$848,356	$571,908

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2022 and into the first 39 weeks of fiscal 2023, supported by healthy consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during the first 39 weeks of fiscal 2023, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could materially increase the interest rates on any outstanding debt.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2023 and 2022 ended on October 28, 2023 and October 29, 2022, respectively.

Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(Dollars in thousands)	2023	2022	2023	2022
Net sales	$2,488,933	$2,338,793	$7,653,005	$6,981,807
Cost of sales	1,496,866	1,375,976	4,612,469	4,149,800
Gross profit	992,067	962,817	3,040,536	2,832,007

Selling, general and administrative expenses	661,380	597,164	1,874,201	1,632,593
Pre-opening expenses	3,460	3,797	5,396	8,422
Operating income	327,227	361,856	1,160,939	1,190,992
Interest income, net	(2,497)	(849)	(14,294)	(556)
Income before income taxes	329,724	362,705	1,175,233	1,191,548
Income tax expense	80,241	88,120	278,597	289,891
Net income	$249,483	$274,585	$896,636	$901,657

Other operating data:
Number of stores end of period	1,374	1,343	1,374	1,343
Comparable sales	4.5%	14.6%	7.3%	15.6%

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(Percentage of net sales)	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1%	58.8%	60.3%	59.4%
Gross profit	39.9%	41.2%	39.7%	40.6%

Selling, general and administrative expenses	26.6%	25.5%	24.5%	23.4%
Pre-opening expenses	0.1%	0.2%	0.1%	0.1%
Operating income	13.1%	15.5%	15.2%	17.1%
Interest income, net	(0.1%)	0.0%	(0.2%)	0.0%
Income before income taxes	13.2%	15.5%	15.4%	17.1%
Income tax expense	3.2%	3.8%	3.6%	4.2%
Net income	10.0%	11.7%	11.7%	12.9%

Comparison of 13 weeks ended October 28, 2023 to 13 weeks ended October 29, 2022

Net sales

Net sales increased $150.1 million or 6.4%, to $2.5 billion for the 13 weeks ended October 28, 2023, compared to $2.3 billion for the 13 weeks ended October 29, 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, and an increase in other revenue compared to the 13 weeks ended October 29, 2022. The total comparable sales increase of 4.5% during the 13 weeks ended October 28, 2023 was driven by a 5.9% increase in transactions and a 1.4% decrease in average ticket.

Gross profit

Gross profit increased $29.3 million or 3.0%, to $992.1 million for the 13 weeks ended October 28, 2023, compared to $962.8 million for the 13 weeks ended October 29, 2022. Gross profit as a percentage of net sales decreased to 39.9% for the 13 weeks ended October 28, 2023, compared to 41.2% for the 13 weeks ended October 29, 2022. The decrease in gross profit margin was primarily due to lower merchandise margin, higher inventory shrink, and higher supply chain costs, partially offset by strong growth in other revenue.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $64.2 million or 10.8%, to $661.4 million for the 13 weeks ended October 28, 2023, compared to $597.2 million for the 13 weeks ended October 29, 2022. SG&A expenses as a percentage of net sales increased to 26.6% for the 13 weeks ended October 28, 2023, compared to 25.5% for the 13 weeks ended October 29, 2022, primarily due to higher corporate overhead due to strategic investments, higher store expenses, higher store payroll and benefits, and higher marketing expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $3.5 million for the 13 weeks ended October 28, 2023 compared to $3.8 million for the 13 weeks ended October 29, 2022.

Interest income, net

Net interest income was $2.5 million for the 13 weeks ended October 28, 2023 compared to $0.8 million for the 13 weeks ended October 29, 2022, due to higher average interest rates on cash balances. As of October 28, 2023, we had $195.4 million outstanding under the credit facility. We did not have any outstanding borrowings on the credit facility as of January 28, 2023 and October 29, 2022.

Income tax expense

Income tax expense of $80.2 million for the 13 weeks ended October 28, 2023 represents an effective tax rate of 24.3%, compared to $88.1 million of income tax expense representing an effective tax rate of 24.3% for the 13 weeks ended October 29, 2022.

Net income

Net income was $249.5 million for the 13 weeks ended October 28, 2023, compared to $274.6 million for the 13 weeks ended October 29, 2022. The decrease in net income is primarily related to the $64.2 million increase in SG&A expenses, partially offset by the $29.3 million increase in gross profit, the $7.9 million decrease in income taxes, and the $1.6 million increase in interest income.

Comparison of 39 weeks ended October 28, 2023 to 39 weeks ended October 29, 2022

Net sales

Net sales increased $671.2 million or 9.6%, to $7.7 billion for the 39 weeks ended October 28, 2023, compared to $7.0 billion for the 39 weeks ended October 29, 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, and an increase in other revenue compared to the 39 weeks ended October 29, 2022. The total comparable sales increase of 7.3% during the 39 weeks ended October 28, 2023 was driven by an 8.7% increase in transactions and a 1.4% decrease in average ticket.

Gross profit

Gross profit increased $208.5 million or 7.4%, to $3.0 billion for the 39 weeks ended October 28, 2023, compared to $2.8 billion for the 39 weeks ended October 29, 2022. Gross profit as a percentage of net sales decreased to 39.7% for the 39 weeks ended October 28, 2023, compared to 40.6% for the 39 weeks ended October 29, 2022. The decrease in gross profit margin was primarily due to lower merchandise margin, higher inventory shrink, higher supply chain costs, and deleverage of salon expenses, partially offset by strong growth in other revenue and leverage of store fixed costs.

Selling, general and administrative expenses

SG&A expenses increased $241.6 million or 14.8%, to $1.9 billion for the 39 weeks ended October 28, 2023, compared to $1.6 billion for the 39 weeks ended October 29, 2022. SG&A expenses as a percentage of net sales increased to 24.5% for the 39 weeks ended October 28, 2023, compared to 23.4% for the 39 weeks ended October 29, 2022, primarily due to higher corporate overhead due to strategic investments, higher store payroll and benefits, higher marketing expenses, and higher store expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $5.4 million for the 39 weeks ended October 28, 2023 compared to $8.4 million for the 39 weeks ended October 29, 2022.

Interest income, net

Net interest income was $14.3 million for the 39 weeks ended October 28, 2023 compared to $0.6 million for the 39 weeks ended October 29, 2022 due to higher average interest rates on cash balances. As of October 28, 2023, we had $195.4 million outstanding under the credit facility. We did not have any outstanding borrowings on the credit facility as of January 28, 2023 and October 29, 2022.

Income tax expense

Income tax expense of $278.6 million for the 39 weeks ended October 28, 2023 represents an effective tax rate of 23.7%, compared to $289.9 million of income tax expense representing an effective tax rate of 24.3% for the 39 weeks ended October 29, 2022. The lower effective tax rate is primarily due to benefits from income tax accounting for stock-based compensation.

Net income

Net income was $896.6 million for the 39 weeks ended October 28, 2023 compared to $901.7 million for the 39 weeks ended October 29, 2022. The decrease in net income is primarily related to the $241.6 million increase in SG&A expenses, partially offset by the $208.5 million increase in gross profit, the $13.7 million increase in interest income, and the $11.3 million decrease in income taxes.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, receivables, and cash and cash equivalents reduced by accounts payable, accrued liabilities, and deferred revenue. As of October 28, 2023, January 28, 2023, and October 29, 2022, we had cash and cash equivalents of $121.8 million, $737.9 million, and $250.6 million, respectively.

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

We generally fund short-term and long-term cash requirements with cash from operating activities and supplement with borrowings under our credit facility, as necessary. We believe our primary sources of liquidity will satisfy our cash requirements over both the short-term (the next twelve months) and long-term.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments.

The following table presents a summary of our cash flows for the 39 weeks ended October 28, 2023 and October 29, 2022:

	39 Weeks Ended
	October 28,	October 29,
(In thousands)	2023	2022
Net cash provided by operating activities	$358,011	$573,426
Net cash used in investing activities	(315,900)	(207,029)
Net cash used in financing activities	(658,177)	(547,329)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first 39 weeks of fiscal 2023 compared to the first 39 weeks of fiscal 2022 was mainly due to a larger increase in merchandise inventories in the first 39 weeks of fiscal 2023, the timing of accrued liabilities and accounts payable, and the timing of receivable collections, partially offset by a decrease in prepaid income taxes and prepaid expenses.

Merchandise inventories, net were $2.3 billion at October 28, 2023, compared to $2.1 billion at October 29, 2022, representing an increase of $206.6 million or 9.8%. The increase in total inventory is primarily due to the following:

●	$76 million increase to support increased demand and product cost increases;
●	$49 million increase due to the addition of 31 net new stores opened since October 28, 2022;
●	$43 million increase due to our new market fulfillment center in Greer, South Carolina; and
●	$40 million increase due to new brand launches.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $311.0 million during the 39 weeks ended October 28, 2023, compared to $204.0 million during the 39 weeks ended October 29, 2022.

During the 39 weeks ended October 28, 2023, we opened 20 new stores, relocated five stores, and remodeled 16 stores, compared to the 39 weeks ended October 29, 2022, when we opened 35 new stores, relocated 11 stores, and remodeled eight stores.

The increase in net cash used in investing activities in the first 39 weeks of fiscal 2023 compared to the first 39 weeks of fiscal 2022 was primarily due to higher capital expenditures.

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

The increase in net cash used in financing activities in the first 39 weeks of fiscal 2023 compared to the first 39 weeks of fiscal 2022 was primarily due to an increase in share repurchases, partially offset by borrowings on our revolving credit facility.

As of October 28, 2023, we had $195.4 million outstanding under the credit facility, and we had no borrowings outstanding under the credit facility as of January 28, 2023 and October 29, 2022.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	October 28,	October 29,
(Dollars in millions)	2023	2022
Shares repurchased	1,821,426	1,470,099
Total cost of shares repurchased, including excise tax	$848.4	$571.9

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

As of October 28, 2023, we had $195.4 million outstanding under the credit facility and the weighted average interest rate was 8.21%. As of January 28, 2023 and October 29, 2022, we had no borrowings outstanding under the credit facility.

As of October 28, 2023, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We had $195.4 million outstanding on the credit facility as of October 28, 2023. We did not have any outstanding borrowings on the credit facility as of January 28, 2023 and October 29, 2022.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the 39 weeks ended October 28, 2023 by approximately $0.04 million.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of October 28, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of fiscal 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands)
July 30, 2023 to August 26, 2023	157,996	$445.62	157,960	$471,262
August 27, 2023 to September 23, 2023	294,931	416.89	294,489	349,768
September 24, 2023 to October 28, 2023	235,191	389.25	234,240	259,417
13 weeks ended October 28, 2023	688,118	414.04	686,689	259,417
(1)	There were 686,689 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended October 28, 2023 and there were 1,429 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended October 28, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 30, 2023 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Scott M. Settersten
Scott M. Settersten Chief Financial Officer, Treasurer and Assistant Secretary