Form 10-K
period 2024-02-03
Ulta Beauty, Inc.
filed 2024-03-26
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 28, 2023, as reported on the NASDAQ Global Select Market, was approximately $17,547,227,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 22, 2024 was 48,268,744 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 3, 2024.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing labor cost pressures, and transportation and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (the replacement of our enterprise resource planning platform), and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment centers, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 3, 2024, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

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

One-of-a-kind Assortment. We offer guests a differentiated assortment of approximately 25,000 products from approximately 600 established and emerging beauty brands across a variety of categories and price points. We believe we offer the widest selection of beauty categories, from mass to prestige price points, across cosmetics, fragrance, haircare, skincare, bath and body products, professional hair products, and salon styling tools.

Store Footprint. We operate more than 1,350 stores predominantly located in convenient, high-traffic locations. With a bright and open store environment, we make it easy for guests to discover new products and services. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. We also offer beauty services in nearly every store, including a full-service hair salon and a BenefitTM Brow Bar. In addition to our free-standing locations, through our partnership with Target Corporation we have more than 500 Ulta Beauty at Target shop-in-shops which provide guests with a highly-curated, prestige beauty assortment in a unique and elevated presentation in 1,000 square feet of dedicated space within certain Target locations.

Leading Digital Experiences. Through our website, Ulta.com, and our mobile applications, we offer guests convenient, interactive, and personalized digital experiences. Our digital channels enable always-on shopping and discovery, and our diverse fulfillment options, including buy online pick-up in store, buy online pick-up curbside, ship from store, ship from distribution center, and same-day delivery, provide guests with value and convenience. In addition to e-commerce platforms, we offer guests a variety of unique digital experiences, including virtual try-on and skin analysis tools, which leverage augmented reality capabilities and artificial intelligence tools to provide guests with personalized experiences.

Best-in-Class Loyalty Program. Our best-in-class loyalty program, Ulta Beauty Rewards, enables members to earn points for every dollar spent on products and beauty services at Ulta Beauty, through purchases on our private label and co-branded credit cards, and purchases at Ulta Beauty at Target. In addition to unique membership benefits, members can redeem points for discounts on any product or service at Ulta Beauty. With more than 95% of total sales coming from members, we are uniquely positioned with a deep understanding of our customers and their preferences, enabling us to personalize experiences, recommendations, and promotions through our Customer Relationship Management (CRM) platform and support our brand partners’ growth.

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

Our strategy

We target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty, and historically, this connection has not diminished in softer economic environments. Our proprietary consumer research confirms engagement with the beauty category remains strong. The COVID-19 pandemic and subsequent recovery drove unprecedented disruption which provided beauty enthusiasts the opportunity to develop new beauty regimens, many of which consumers are sustaining. Despite the disruption caused by the pandemic, beauty enthusiasts continue to demonstrate their commitment to the in-person shopping experience, while also embracing the use of online shopping to supplement discovery and convenience. At the same time, rising competitive pressures and a dynamic operating environment will require strong execution and continued investment and innovation to further our leadership position.

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

Evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World. Our guest insights and member data confirm that beauty enthusiasts prefer to transact in physical stores, where they can discover and engage with products and other beauty enthusiasts. At the same time, digital channels offer convenience, product reviews, and price transparency. As a result, the guest journey is increasingly blurring across physical and digital channels. To drive greater guest engagement across all channels, we intend to expand our physical footprint, continue to differentiate our service offerings, and expand our order fulfillment capabilities while further enhancing our digital and mobile experiences and driving competitive advantage through digital innovation. Our objective is to deliver a cohesive, industry-leading omnichannel experience that drives breakthrough engagement with our guests and unlocks the combined potential of our physical and digital channels.

Expand and deepen our presence across the beauty journey, positioning Ulta Beauty at the Heart of the Beauty Community. To understand longer-term shifts in consumer values, perceptions, and behaviors, as well as of-the-moment insights, we have developed a robust consumer research capability. In addition, with more than 95% of total sales coming from our 43.3 million active Ulta Beauty Rewards loyalty program members, we have unique insights about customer preferences and behavior. Based on our proprietary insights, we know beauty enthusiasts have an emotional, personal, and deep connection with beauty. Social media contributes to this connection, and we expect the influence and reach of beauty will continue to grow as engagement with social platforms increases. To expand Ulta Beauty’s reach, relevancy, and guest engagement, we are amplifying our brand purpose; building a creator and content ecosystem to deliver compelling, relevant beauty entertainment; using our member data to increase personalization, drive conversion, and support our brands; and recently introduced further innovation in our Ulta Beauty Rewards program. Our vision is to expand and deepen our presence across the beauty journey to drive consumer acquisition and increase guest engagement, loyalty, and share of wallet.

Drive operational excellence and optimization. Similar to other retailers, we are experiencing persistent cost pressures from macroeconomic trends, including higher wage rates and transportation and shipping costs. In addition, we anticipate ongoing headwinds from channel and category mix shifts. To mitigate the impact of these pressures and support our future growth, we have developed a continuous improvement capability to identify and activate meaningful, cross-functional process optimization opportunities; we are upgrading our enterprise resource planning platform to increase efficiency and support future growth; we are building a modern ecosystem for future analytics and data-driven decisioning capabilities; and we are enhancing our supply chain network to increase agility, speed and cost-efficiency. Our vision is to deliver profitable growth and competitive advantage by optimizing our cost structure to enable scale, developing agile operating processes that enable real-time visibility and decision-making, and building new capabilities tailored to win in a rapidly evolving omnichannel world.

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

Our market

We operate within the large and growing U.S. beauty products and salon services industry. In 2023, this market represented approximately $181 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2023, the beauty products industry totaled approximately $112 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty had only a 9% share of the $112 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. In 2023, the salon services industry totaled approximately $69 billion and included hair, skin, and nail services. We estimate that Ulta Beauty had less than 1% share of this industry. We have full-service hair salons in substantially every store and operate brow bars in most of our stores, as well as makeup and ear piercing services through our salons. In addition, we offer skin services in approximately 150 locations.

Competition

Our major competitors for prestige and mass products include traditional department stores, specialty stores, grocery stores, drug stores, mass merchandisers, and the online capabilities of national retailers and brands, as well as pure-play e-commerce companies and online marketplaces. The market for salon services and products is highly fragmented. Our competitors for salon services and products include chain and independent salons.

Our retail channels

We are committed to meeting guests where and how they want to shop and strive to offer guests a compelling, personalized shopping experience through our stores, digital platforms, and partnerships.

Stores

Our member data suggests our guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In our fiscal year ended February 3, 2024 (fiscal 2023), 76% of our loyalty members transacted with us solely in one of our stores. Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Our retail store concept, including physical layout, displays, lighting, and quality of finishes, has changed over time to reflect the evolution of guest preferences and our merchandising and operating strategies.

We offer a full range of beauty services in our stores, focusing on hair, makeup, brow, and skin services. Our current Ulta Beauty store prototype includes an open and modern salon area, with most of our stores offering brow services on the salon floor. In addition, stores offering skin services include a skin treatment room or dedicated skin treatment area on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare services, and at-home care recommendations.

In addition to opening new stores, we also remodeled and relocated certain stores, as shown in the following table:

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Total stores beginning of period	1,355	1,308	1,264
Stores opened	33	47	48
Stores closed	(3)	–	(4)
Total stores end of period	1,385	1,355	1,308

Total square footage	14,515,593	14,200,403	13,770,438
Average square footage per store	10,481	10,480	10,528

Stores remodeled	18	20	9
Stores relocated	7	12	7

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets and is a key driver of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store footprint to between 1,500 to 1,700 freestanding Ulta Beauty stores in the United States.

We leverage a variety of insights to identify the best new store locations and optimize our current store locations, including beauty market share information and insights from our loyalty members. This insight-led, analytical approach to site selection has resulted in a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $2.0 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location.

As part of our ongoing efforts to enhance and evolve our in-store experience to best engage our guests, we are introducing a new layout in our new and remodeled stores. While our traditional layout is organized by price point, with prestige makeup and skincare on one side of the store and mass makeup and skincare on the other, our new layout brings together like categories with intuitive adjacencies to magnify our differentiated assortment. In the new layout, categories flow from prestige to mass with delineated fixturing showcasing each segment. In addition, this new layout features elevated gondolas to showcase key, iconic, and service brands and new Beauty Bars that offer our brow and makeup services, support in-store events, and highlight beauty-in-action. We believe this new layout better reflects how our guests shop and will simplify exploration and shopping.

Digital platform

In addition to store expansion, we continue to expand our digital capabilities as more of our guests choose to engage with us across physical and digital platforms. In fiscal 2023, 18% of our loyalty members shopped both in Ulta Beauty stores and through our digital platforms. Our e-commerce platform has two key roles: generating direct channel sales and profits by communicating with our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. As part of our digital store transformation, during fiscal 2023 we substantially completed a large-scale upgrade of our end-to-end e-commerce platform and migrated to a new modernized platform to enable a more seamless guest experience. Our omnichannel guests are extremely valuable, historically spending nearly three times as much as retail-only guests. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. We intend to establish ourselves as a leading online beauty resource by providing our guests with a unique, rich online experience, with information on key trends and products, editorial content, expanded assortments, interactive experiences, including virtual try-on capabilities, and social media content.

We continue to improve our order fulfillment capabilities with increased speed of delivery through existing distribution centers, fast fulfillment centers (e-commerce only), market fulfillment centers, and select retail stores, through more efficient processes designed for e-commerce order fulfillment. In addition to ship to home order fulfillment, we offer guests “Buy Online, Pick-up in Store,” “Curbside Pickup,” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes. In addition, we offer same-day delivery for e-commerce orders in virtually all markets.

Partnerships

To expand loyalty member engagement and introduce new guests to Ulta Beauty, we have formed a partnership with Target Corporation to create Ulta Beauty at Target, a “shop-in-shop” concept that offers a curated assortment of more than 60 established and emerging prestige brands across a variety of categories. Co-designed by Ulta Beauty and Target, the Ulta Beauty at Target shop is intended to reflect the Ulta Beauty experience with a unique and elevated presentation in 1,000 square feet of dedicated space separate but adjacent to Target’s core beauty department. The shop is staffed by Target team members who are trained by Ulta Beauty to provide recommendations and answer product questions. Members in our loyalty program, Ulta Beauty Rewards, can earn points (but not redeem) for purchases made in the Ulta Beauty at Target shop. Loyalty points can only be redeemed in Ulta Beauty stores, on Ulta.com or through our mobile applications. As of February 3, 2024, Ulta Beauty at Target was available in over 500 Target locations and on target.com. Over time, we expect Ulta Beauty at Target to be in up to 800 Target locations, in addition to our freestanding Ulta Beauty stores.

Merchandising

Strategy

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. Across our stores, Ulta.com and our mobile applications, we offer approximately 25,000 products from approximately 600 well-established and emerging beauty brands across all categories and price points, including Ulta Beauty’s own private label, the Ulta Beauty Collection. Our merchandising team continually monitors beauty and fashion trends, sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant and to ensure that our assortment reflects the diversity of our guests. We believe our broad selection of merchandise, from moderately-priced brands to higher-end luxury brands, creates a unique shopping experience for our guests.

Certain beauty enthusiasts are growing more interested in choosing products that support their own personal well-being and the well-being of workers, animals, communities, and the environment, and they are increasingly supporting brands whose products and actions align with their own values. Reflecting the growing importance of these trends, in fiscal 2020 we launched Conscious Beauty at Ulta Beauty® in all stores, on Ulta.com, and on our mobile applications. This holistic initiative provides transparency for guests to help them choose brands and products that reflect their personal values and individual needs. Through this initiative, we certify brands and products across four key pillars, Clean Ingredients, Cruelty Free, Vegan, and Sustainable Packaging, and recognize brands for their positive impact on our community. Displayed in stores on an endcap constructed of recycled and recyclable materials, the program launched in 2020 with 187 brands. As of February 3, 2024, more than 300 brands participated in the program, with more than half certified in more than one pillar. As part of the launch, we published our “Made Without List,” an evolving ingredient standard for clean beauty products, and established the Conscious Beauty Advisory Council, a coalition of experts at the forefront of clean beauty, product development, and packaging sustainability. With the help of our Advisory Council, we will ensure that Conscious Beauty at Ulta Beauty® will continue to evolve and grow as expectations and standards for clean beauty continue to change.

In the years following the COVID-19 pandemic, consumers have increased their focus on self-care. Based on internal proprietary research, approximately 65% of consumers see the beauty category as being significantly connected to wellness. In response to this trend, we created The Wellness Shop, dedicated space in our store and online that offers a curated assortment of products to support guests wellness journey across six pillars: everyday care, supplements and ingestibles, relax and renew, down there care, spa at home, and intimate wellness.

We have a long tradition of being a diversity-forward company. We aspire to be beauty at its most inclusive and have made several important commitments across our marketing, assortment, and training efforts to ensure guests, associates, partners, and communities feel connected to and reflected at Ulta Beauty and are able to discover beauty on their own terms. During fiscal 2023, we increased the number of Black-owned and Black-founded brands in our assortment to 50 brands, up 92% since making our commitment to dedicate 15% of our brand assortment to Black-owned, Black-founded and Black-led brands over time.

We believe our private label, the Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty as a contemporary beauty destination. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. The Ulta Beauty Collection has been certified in the Clean Ingredients and Cruelty Free pillars within the Conscious Beauty at Ulta Beauty® program. We also offer products such as Tarte Double Duty Beauty cosmetics and IT Brushes for Ulta Beauty that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of brands and products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Morphe, Juvia’s Place, and Good Molecules. The Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 3% of our total net sales in fiscal 2023. Both permanent and temporary exclusive products represented approximately 8% of our total net sales in fiscal 2023.

Categories

We offer a balanced portfolio across six primary categories: (1) cosmetics; (2) skincare; (3) haircare products and styling tools; (4) fragrance and bath; (5) services; and (6) accessories and other, which includes other revenue sources such as the private label and co-branded credit card programs, royalties derived from the partnership with Target, and deferred revenue related to the loyalty program and gift card breakage.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	February 3,	January 28,	January 29,
(Percentage of net sales)	2024	2023	2022
Cosmetics	41%	42%	43%
Skincare	19%	17%	17%
Haircare products and styling tools	19%	21%	20%
Fragrance and bath	15%	14%	14%
Services	3%	3%	3%
Accessories and other	3%	3%	3%
	100%	100%	100%

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

Brand partnerships

We have strong, active relationships with our brand partners. Our top ten brand partners, such as L’Oréal and Estée Lauder Companies, among others, represented 55% and 56% of our total net sales in fiscal 2023 and our fiscal year ended January 28, 2023 (fiscal 2022), respectively. We believe our brand partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

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

The Ulta Beauty Rewards loyalty program is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns and day-to-day communications. Our data demonstrates that loyalty members spend more per visit as compared to non-members. Ulta Beauty Rewards enables customers to earn points based on their purchases at Ulta Beauty stores, through our digital platforms, and at Ulta Beauty at Target. Points earned are valid for at least one year and may be redeemed on any product we sell or service we provide in Ulta Beauty stores or through our digital platforms. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics. Furthermore, we continue to expand our gift card program through increased distribution in our store and online channels and through partnerships with third parties.

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

Retail media network

We have a deep understanding of our Ulta Beauty Rewards loyalty members and their preferences. This unique understanding combined with our ongoing investment in data analytics and CRM capabilities enables us to create personalized experiences and value for our guests and has unlocked new ways for us to support our brand partners and drive additional vendor income. In 2022 we launched our retail media network, UB Media, to transform the way our brand partners can connect with beauty enthusiasts. UB Media offers brands a suite of media and advertising capabilities that aim to personalize guest engagement and drive the acquisition of new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a services manager, and three associate managers, along with approximately 28 full- and part-time associates, including approximately four to eight prestige consultants and five to ten licensed salon professionals. The management team in each store reports to the General Manager. The General Manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each General Manager reports to a District Manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Stores, who in turn reports to the Chief Store Operations Officer, who in turn reports to the President and Chief Operating Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based talent development managers, a field loss prevention team, service district educators and service district leaders, and brand partners.

Ulta Beauty stores are open seven days a week, typically eleven hours a day, Monday through Saturday, and seven hours on Sunday. Our stores have extended hours during the holiday season.

Salon services

A typical salon is staffed with five to ten licensed salon professionals, including six or more stylists, and select stores have an esthetician. Our most productive salons have a guest coordinator and an assistant manager. Our services district educators and brand partner education classes create a comprehensive educational program for approximately 7,500 Ulta Beauty salon professionals.

Supply chain

Our vision is to build and operate a dynamic and agile end-to-end supply chain that improves operational efficiency, performance, and guest experience to fuel organizational growth effectively. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. We operate four regional distribution centers that support both stores and e-commerce demand, and two fast fulfillment centers that support e-commerce orders only. In fiscal 2023, we opened our first market fulfillment center, which is smaller than our regional distribution centers, and focuses on our most productive products and supports e-commerce sales and store demand, enabling us to improve service and responsiveness, especially in markets with high store and population density. In addition, approximately 400 stores fulfill e-commerce orders as part of our ship-from-store program.

Inventory is shipped from our suppliers to our distribution centers, fast fulfillment centers, and market fulfillment centers. We replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers, fast fulfillment centers, and market fulfillment centers use warehouse management software systems to manage inventory to support product purchase decisions. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

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

The following table sets forth the approximate number of associates employed as of February 3, 2024:

Full-time	20,000
Part-time	36,000
Total associates	56,000

We have no collective bargaining agreements and have not experienced any work stoppages. We believe we have good relationships with our associates.

Diversity, equity, and inclusion

Our goal is to create an inclusive environment where associates feel they can be their authentic selves and every guest is optimally served, regardless of differences. A critical way we achieve this is by educating all associates on the lived experiences of their peers and key moments in time that have cultural or heritage significance, as well as the unconscious beliefs and biases that shape our behavior today. We embed diversity, equity, and inclusion (DEI) efforts through a cross-functional approach, led by our Chief Executive Officer, to ensure teams remain energized and motivated to lead in this critical space and integrate DEI in all that we do. We accomplish this through inclusive recruitment strategies, dedicating time to celebrate intersectionality and diversity, encouraging associates to build personal habits through everyday inclusive actions, and managing a diverse leaders program to empower, inspire, and educate high-potential diverse associates.

In addition, we aim to ensure that all in-store experiences are equitable, fair, and unbiased. We take action to support this goal by conducting quarterly trainings for in-store associates and providing weekly learning opportunities to focus on guest perspectives and reinforce key takeaways. We offer similar training across the organization to help key decision-makers and associates in their own learning journeys and support our Champion Diversity value and inclusion competency.

The following table sets forth key metrics as of February 3, 2024:

	Board of		All Other
	Directors	Leadership	Associates
Women	55%	65%	91%
Men	45%	35%	9%
People of color	36%	26%	55%

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

We believe open and honest two-way communication is critical to maintaining strong associate engagement. We regularly conduct an associate engagement survey to determine associates’ satisfaction with their roles, their leaders, and the Company as a whole, which our executive team reviews and monitors. Our leadership team also hosts roundtable sessions, as well as additional forums, including department town halls, store and distribution center visits, and other small group gatherings, to dive deeper on specific topics.

Training and development

Our success is dependent, in part, on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We are committed to continually developing our associates and providing career advancement opportunities. Our associates and management teams are essential to our store expansion strategy. We use a combination of existing managers, promoted associates, and outside hires to support our new stores. The majority of our promotions are internal. As we continue to promote and develop from within, we are building a bench of associates and leaders who understand our business well and support our values-driven culture.

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

The Ulta Beauty Charitable Foundation supports the Associate Relief Program to assist associates facing unforeseen financial hardship. The Associate Relief Program provides short-term financial support to reimburse medical bills or support temporary housing.

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

Information technology

We are committed to using technology to enhance our competitive position. We intend to leverage our technology infrastructure and systems to gain operational efficiencies through more effective use of our systems, people, and processes. In fiscal 2021, we began a multi-year strategic investment agenda to upgrade key elements of our technology infrastructure including upgrading our our enterprise resource planning platform and refreshing our POS system in all stores, driving our digital store transformation, and building a modern ecosystem for future analytics and data-driven decisioning capabilities. Collectively, these investments are aimed at providing a flexible and scalable operating environment allowing for greater business efficiency and enhancing the guest experience. We will continue to make investments in our information systems to facilitate growth and enhance our competitive position. Also see “Cybersecurity” included as part of Item 1C. of this Annual Report on Form 10-K.

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

Our continued and future growth largely depends on our ability to implement our long-range strategic, operational and financial plans and successfully open and operate new stores profitably. There can be no assurance that we will be successful in implementing our growth plans, long-range strategic imperatives and/or operational excellence priorities, including continuous improvement, Project SOAR (our replacement enterprise resource planning platform) and supply chain optimization, and our failure to do so could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If we are unable to gauge beauty trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends in substantial part on our ability to:

●	recognize and define product and beauty trends;
●	anticipate, gauge, and react to changing consumer preferences (including relating to sustainability of product sources and packaging, ingredient transparency, and animal welfare) in a timely manner;
●	translate market trends into appropriate, saleable product and service offerings in our stores and salons in advance of our competitors;
●	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and
●	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.

If we are unable to anticipate and fulfill the merchandise needs of the consumer, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Any significant interruption in the operations of our distribution, fast fulfillment, and market fulfillment centers could disrupt our ability to deliver merchandise to our stores and guests in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying approximately 25,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, inventory availability, or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores and guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, shipping and transportation costs represent a component of our cost structure and an increase in shipping and transportation costs, including as a result of inflationary pressures, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We have no long-term supply agreements with brand partners, and therefore, our success depends on maintaining good relationships with our brand partners. Our business depends to a significant extent on the willingness and ability of our brand partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige brand partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our other core brands could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing brand partners, or if we fail to continue acquiring and strengthening relationships with additional brand partners of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2023 and fiscal 2022, merchandise supplied to Ulta Beauty by our top ten brand partners accounted for approximately 55% and 56% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers, fast fulfillment centers, and market fulfillment centers may not be adequate to support our future growth, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate four regional distribution centers, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform, two fast fulfillment centers (e-commerce only), and one market fulfillment center (with a second one expected to open in fiscal 2024), which focuses on our most productive products and supports e-commerce and retail stores. To support our expected future growth and to maintain the efficient operation of our business, it is likely additional distribution facilities will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

Customer traffic and demand for our merchandise are influenced by our advertising, marketing, and promotional activities. We use marketing, advertising, and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Further, disruption to certain media channels could have a material adverse effect on our results of operations and financial condition.

Use of social media may adversely impact our reputation.

Given the pervasive use of social media platforms, including blogs, social media websites, and other forms of internet-based and mobile communications, negative commentary regarding us or the products we sell may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy or source. The harm may be immediate without affording us an opportunity for redress or correction.

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

We have an $800.0 million secured revolving credit facility with a term expiring in March 2029. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. The credit facility agreement contains usual and customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay cash dividends and repurchase our stock, and merge or consolidate with another entity, and requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the agreement falls below a specified threshold. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Economic, Market and Other External Risks

Macroeconomic conditions could have a material adverse impact on our business, financial condition, profitability, and cash flows.

Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing labor cost pressures, and transportation and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows. We expect the impact of inflationary cost pressures to continue in 2024, and we continue to closely monitor macroeconomic conditions, including customer behavior, and the impact of these factors on customer demand. Continuing or worsening inflation, recessionary concerns and/or cost pressures, may have a material adverse impact on our business, financial condition, profitability, and/or cash flows.

Although we do not have any operations outside the United States, geopolitical events, including the ongoing conflicts in Ukraine and the Middle East, have caused greater uncertainty in the global economy and exacerbated the inflation situation.

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

The markets for beauty products and salon services are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, high-end and discount salon chains, locally owned beauty retailers and salons, online capabilities of national retailers, pure-play e-commerce companies, online marketplaces, catalog retailers, and direct response television, including television home shopping retailers and infomercials. We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our guests’ shopping experience, and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing, and other resources and therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition, or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a public health crisis, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Epidemics, pandemics, natural disasters, or other catastrophes or crises could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, or other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as acts of violence or terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary closing of our stores, the temporary closing of our distribution, fast fulfillment, and market fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution, fast fulfillment, and market fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur in the future, it could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

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

There is also increased focus, including by investors, guests, and other stakeholders, on climate change and other environmental, social, governance and sustainability matters, including single use plastic, energy, waste and worker safety. Concern about climate change might cause consumer preferences to change, including moving away from products or ingredients considered to have high climate change impact and towards products that are more sustainably made, and we expect to incur additional costs in connection with our initiatives in this area.

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

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers, and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, denial-of-service attacks, break-ins, phishing attacks, social engineering, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Furthermore, we allow certain of our employees to work remotely, as certain of our third-party service providers also allow, and this remote working environment may increase cybersecurity related risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems, successfully upgrade our information technology systems, or any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We depend on a variety of information systems and technologies to maintain and improve our competitive position and to manage the operations of our business, including supply chain, merchandising, point of sale, e-commerce, marketing, finance, accounting, and human resources. Our core business systems consist mostly of purchased software programs that integrate together with our internally developed software solutions across a company-wide network that connects all corporate users, stores, and our distribution center infrastructure.

We manage data security and privacy at the highest levels. The Company’s Board of Directors oversees an enterprise-wide approach to risk management (ERM), designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Management is responsible for the Company’s day-to-day risk management activities and processes, and our Board’s role is to engage in informed oversight of, and provide guidance with respect to, such risk management activities and processes. The Company’s cybersecurity policies, standards, and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the

International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, proactive cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents if they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

Collaborative Approach. The Company has implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt identification and escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards. The Company’s Security Operations Center, led by our Vice President IT Risk Management (Chief Information Security Officer), constantly and proactively monitors our network and application landscape for threats and anomalies. The Security Operations Center deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response Plan. The Company has established and maintains a comprehensive incident response plan that addresses the Company’s response to a cybersecurity incident.

Third-Party Risk Management. The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Training. All Ulta Beauty associates have a role as stewards of Company data, and we educate them on how to keep data safe. As part of the Company’s annual security awareness training and regular training around phishing, we train associates on how to keep devices and data safe in public places; how to avoid security threats and phishing scams; how to maintain a secure workplace; and everyday practices that help maintain the security of corporate digital devices, data and systems.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. We assess ourselves against the National Institute of Standards and Technology Cybersecurity Framework, Payment Card Industry Data Security Standard and management’s defined technology controls to support internal controls over financial reporting. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness, including network penetration assessments. The results of such assessments, audits, and reviews are reported to the Audit Committee of the Board and the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Also see “Information Security, Cybersecurity, Data Privacy, Regulatory and Legal Risks” included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Governance

The Company’s Board of Directors is actively engaged in oversight of cybersecurity, and it is part of the responsibilities of our Audit Committee. The Company’s Chief Technology and Information Officer (CTIO) and Chief Executive Officer keep the Board informed on cybersecurity and privacy matters throughout the year, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The Company’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CTIO and our Vice President IT Risk Management. The Company’s CTIO works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. To facilitate the success of the Company’s cybersecurity risk management program, we have a unified and centrally coordinated team, led by our Vice President IT Risk Management, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with senior leadership and other teams across Ulta Beauty. Reporting to our Vice President IT Risk Management are a number of trained cybersecurity professionals. In addition to our extensive in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

The Company’s CTIO leads the core elements of Ulta Beauty’s IT and Digital functions, including IT infrastructure, systems and security, digital experience and operations, and consumer technology. He has served in various roles in information technology and information security for over 30 years, including serving as the Global Chief Technology Officer of a large public company prior to joining the Company. The Vice President IT Risk Management leads our information risk management organization responsible for overseeing the Company’s information security program. She has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies.

Item 2.   Properties

All of our retail stores, distribution centers, fast fulfillment centers, market fulfillment centers, and corporate offices are leased or subleased.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 3, 2024, we operated 1,385 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	25	Montana	6
Alaska	3	Nebraska	5
Arizona	35	Nevada	16
Arkansas	11	New Hampshire	8
California	170	New Jersey	45
Colorado	27	New Mexico	7
Connecticut	19	New York	55
Delaware	4	North Carolina	45
Florida	99	North Dakota	4
Georgia	43	Ohio	46
Hawaii	4	Oklahoma	22
Idaho	9	Oregon	18
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	24
Kansas	13	South Dakota	3
Kentucky	16	Tennessee	31
Louisiana	18	Texas	131
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	27	Virginia	33
Michigan	49	Washington	37
Minnesota	20	West Virginia	7
Mississippi	12	Wisconsin	21
Missouri	25	Wyoming	4
		Total	1,385

Distribution centers, fast fulfillment centers, and market fulfillment centers

Our standard distribution center, fast fulfillment center, and market fulfilment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration date for each distribution center (DC), fast fulfillment center (FFC) and market fulfillment center (MFC) at February 3, 2024, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Bolingbrook, Illinois (1)	MFC	321,132	July 31, 2033
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	670,680	July 31, 2026
Fresno, California	DC	670,680	July 31, 2028
Greenwood, Indiana	DC	670,680	July 31, 2025
Greer, South Carolina	MFC	303,580	May 31, 2033
Jacksonville, Florida	FFC	203,463	September 30, 2029
Romeoville, Illinois	FFC	291,335	May 31, 2026
(1)	Expected to open in fiscal 2024.

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 349,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2026.

Item 3.   Legal Proceedings

See Note 9 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Item 4A.  Executive Officers

The names of our executive officers, their ages and their positions (as of February 3, 2024) are shown below:

Name	Age	Position
David C. Kimbell	57	Chief Executive Officer and member of the Board of Directors
Kecia L. Steelman	53	President and Chief Operating Officer
Scott M. Settersten	63	Chief Financial Officer, Treasurer and Assistant Secretary
Jodi J. Caro	58	General Counsel, Chief Risk & Compliance Officer and Corporate Secretary
Anita J. Ryan	59	Chief Human Resources Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

David C. Kimbell. Mr. Kimbell was named Chief Executive Officer in June 2021 after having previously served as President since December 2019, Chief Merchandising and Marketing Officer since March 2015, and Chief Marketing Officer since February 2014. Prior to joining Ulta Beauty, he served as Chief Marketing Officer and Executive Vice President at U.S. Cellular, Chief Marketing Officer and Senior Vice President of Seventh Generation, Vice President of Marketing at PepsiCo, and held a number of brand management roles in the Beauty Division of The Procter and Gamble

Company from 1995 to 2001. Mr. Kimbell was appointed to the board of directors for Best Buy in 2023. Mr. Kimbell currently serves on the board of directors for Big Brothers Big Sisters of Metropolitan Chicago and Chicago Lights, and is a member of The Economic Club of Chicago.

Kecia Steelman. Ms. Steelman was named President and Chief Operating Officer in September 2023, and Chief Operating Officer in June 2021. Ms. Steelman has responsibility for corporate strategy, information technology, store and services operations, supply chain, Ulta Beauty at Target, loss prevention, and enterprise-wide transformation and optimization efforts. Previously, Ms. Steelman served as Chief Store Operations Officer since September 2015 and as Senior Vice President, Store Operations since July 2014. Prior to joining Ulta Beauty, Ms. Steelman was Group Vice President at Family Dollar Stores from 2011 to 2014, after joining the company in 2009 as Vice President, Store Development and Store Operations. From 2005 to 2009, Ms. Steelman was Vice President, General Manager of Expo Design Center, Home Depot Design Center, and YardBIRDs and Director of New Store Innovations at the Home Depot Corporation. Ms. Steelman began her career at Target Corporation and served in a variety of retail operations and merchandising roles with increasing responsibility from 1993 to 2005. Ms. Steelman currently serves on the board of directors for Metropolitan Family Services and the Adler Planetarium, and is a member of The Economic Club of Chicago.

Scott M. Settersten. Mr. Settersten was named Chief Financial Officer, Treasurer and Assistant Secretary in March 2013, after serving as Acting Chief Financial Officer and Assistant Secretary since October 2012. Mr. Settersten oversees the company’s finance, accounting, tax, treasury, procurement, internal audit, investor relations, and real estate teams, including the optimization of the company’s store fleet. Previously, Mr. Settersten served as Vice President of Accounting since 2010, after joining Ulta Beauty in January 2005 as a Director of Financial Reporting. Prior to Ulta Beauty, Mr. Settersten spent 15 years with PricewaterhouseCoopers LLP as a certified public accountant serving in various senior manager roles in the assurance and risk management practices.

Jodi J. Caro. Ms. Caro was named General Counsel, Chief Risk & Compliance Officer in August 2015. She also serves as Corporate Secretary and Chief Privacy Officer. Ms. Caro oversees Ulta Beauty’s Legal, Risk & Governance Services team in delivering legal, governance, compliance, risk management, and environmental, health and safety services. Ms. Caro also leads the Company’s Environmental, Social, and Governance efforts, including responsilibity for the Ulta Beauty Charitable Foundation. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million-dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM. Ms. Caro serves on the Advisory Board for Markaaz, Inc., a privately held financial services company. She is also Vice-Chair of the Retail Litigation Center and serves on the Chicago-Kent College of Law Board of Advisors as well as the Leadership Council for Communities in Schools of Chicago.

Anita J. Ryan. Ms. Ryan was named Chief Human Resources Officer in April 2022, after having previously served as Senior Vice President of Human Resources since 2018 and Vice President of Human Resources since 2016. Ms. Ryan is responsible for Ulta Beauty’s Human Resources strategy and innovation, including oversight of the Company’s people success business partner team and centers of excellence in talent acquisition; associate care and support; leadership and organization development; diversity, equity, and inclusion; compliance; internal communications and training for the enterprise. Prior to her more than 20-year career at Ulta Beauty, Ms. Ryan began her career in the grocery industry where she held numerous operations leadership roles before transitioning to human resources. Ms. Ryan currently serves on the board of directors of Skills for Chicagoland’s Future.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 22, 2024 was $520.37 per share. As of March 22, 2024, we had 27 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands)
October 29, 2023 to November 25, 2023	102,295	$397.66	102,261	$219,154
November 26, 2023 to December 30, 2023	97,384	476.60	97,384	173,180
December 31, 2023 to February 3, 2024	152,819	485.11	152,360	99,933
14 weeks ended February 3, 2024	352,498	457.38	352,005	99,933
(1)	There were 352,005 shares repurchased as part of our publicly announced share repurchase program during the 14 weeks ended February 3, 2024 and there were 493 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	On March 7, 2022, the Board of Directors authorized the 2022 share repurchase program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. As of February 3, 2024, the amount remaining available was $99.9 million. On March 12, 2024, the Board of Directors authorized the 2024 share repurchase program. For additional information on the 2024 share repurchase program see Note 19 to our consolidated financial statements, “Subsequent events.”

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of February 3, 2024:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	553,051	$303.47	2,280,721
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 307,424 shares issuable pursuant to the exercise of outstanding stock options, 140,004 shares issuable pursuant to restricted stock units, and 105,623 shares issuable pursuant to performance-based units.
(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.
(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the S&P 500 and the S&P 500 Consumer Discretionary (Industry Group, SP500-2550) for the period covering February 2, 2019 through the end of Ulta Beauty’s fiscal year ended February 3, 2024. The graph assumes an investment of $100 made at the closing of trading on February 2, 2019 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the S&P 500 and (iii) the stocks comprising the S&P 500 Consumer Discretionary (Industry Group, SP500-2550). All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$250
$200
$150
$100
$50
$0
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Ulta
S&P 500
S&P Consumer Discretionary

	Fiscal year ended
	February 2,	February 1,	January 30,	January 29,	January 28,	February 3,
Company / Index	2019	2020	2021	2022	2023	2024
Ulta Beauty	$100.00	$91.95	$96.02	$123.16	$173.56	$173.44
S&P 500	100.00	119.18	137.23	163.75	150.40	183.21
S&P 500 Consumer Discretionary	100.00	119.51	167.91	176.76	145.13	202.14

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

Today, we are the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include: a differentiated assortment of approximately 25,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,350 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities: 1) drive breakthrough and disruptive growth through an expanded definition of All Things Beauty; 2) evolve the omnichannel experience through connected physical and digital ecosystems, All In Your World; 3) expand and deepen our presence across the beauty journey, positioning Ulta Beauty at the Heart of the Beauty Community; 4) drive operational excellence and optimization; 5) protect and cultivate our world-class culture and talent; and 6) expand our environmental and social impact. We believe the attractive and growing U.S. beauty products and salon services industry, the expanding definition of beauty and the role that omnichannel capabilities play in consumers’ lives, coupled with Ulta Beauty’s competitive strengths, position us to capture additional market share in the industry.

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2022 and in 2023, supported by healthy consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during fiscal 2023, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs;

●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs for e-commerce orders;
●	retail store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

Our cost of sales may be negatively impacted as we open new stores. Changes in our merchandise or channel mix may also have an impact on cost of sales. This presentation of items included in cost of sales may not be comparable to the way in which our competitors or other retailers compute their cost of sales.

Selling, general and administrative (SG&A) expenses include:

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

Interest (income) expense represents interest from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 3, 2024 (fiscal 2023), January 28, 2023 (fiscal 2022), and January 29, 2022 (fiscal 2021) were 53, 52, and 52 week years, respectively.

As of February 3, 2024, we operated 1,385 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	February 3,	January 28,	January 29,
(Dollars in thousands)	2024	2023	2022
Net sales	$11,207,303	$10,208,580	$8,630,889
Cost of sales	6,826,203	6,164,070	5,262,335
Gross profit	4,381,100	4,044,510	3,368,554

Selling, general and administrative expenses	2,694,561	2,395,299	2,061,545
Pre-opening expenses	8,510	10,601	9,517
Operating income	1,678,029	1,638,610	1,297,492
Interest (income) expense, net	(17,622)	(4,934)	1,663
Income before income taxes	1,695,651	1,643,544	1,295,829
Income tax expense	404,646	401,136	309,992
Net income	$1,291,005	$1,242,408	$985,837

Other operating data:
Number of stores end of year	1,385	1,355	1,308
Comparable sales	5.7%	15.6%	37.9%

	Fiscal year ended
	February 3,	January 28,	January 29,
(Percentage of net sales)	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9%	60.4%	61.0%
Gross profit	39.1%	39.6%	39.0%

Selling, general and administrative expenses	24.0%	23.5%	23.9%
Pre-opening expenses	0.1%	0.1%	0.1%
Operating income	15.0%	16.1%	15.0%
Interest income, net	(0.2%)	0.0%	0.0%
Income before income taxes	15.1%	16.1%	15.0%
Income tax expense	3.6%	3.9%	3.6%
Net income	11.5%	12.2%	11.4%

Fiscal year 2023 versus fiscal year 2022

Net sales

Net sales increased $998.7 million, or 9.8%, to $11.2 billion in fiscal 2023 compared to $10.2 billion in fiscal 2022. The net sales increase was primarily due to increased comparable sales, strong new store performance, an increase of $68.3 million in other revenue and the benefit of an extra week of sales in fiscal 2023. Net sales for the 53rd week of fiscal 2023 were approximately $181.9 million. The total comparable sales increase of 5.7% in fiscal 2023, compared to an increase of 15.6% in fiscal 2022, was driven by a 7.4% increase in transactions and a 1.5% decrease in average ticket.

Gross profit

Gross profit increased $336.6 million, or 8.3%, to $4.4 billion in fiscal 2023, compared to $4.0 billion in fiscal 2022. Gross profit as a percentage of net sales decreased 50 basis points to 39.1% in fiscal 2023 compared to 39.6% in fiscal 2022. The decrease in gross profit margin was primarily due to:

●	80 basis points of deleverage in merchandise margins driven by higher promotional activity and category mix, as well as lapping of benefits from price increases; and
●	40 basis points of deleverage in inventory shrink; partially offset by
●	50 basis points of leverage in other revenue primarily due to credit card income growth, an increase in royalty income from our partnership with Target, and higher loyalty point redemptions; and
●	20 basis points of leverage of store fixed costs attributed to the impact of higher sales.

Selling, general and administrative expenses

SG&A expenses increased $299.3 million, or 12.5%, to $2.7 billion in fiscal 2023 compared to $2.4 billion in fiscal 2022. As a percentage of net sales, SG&A expenses increased 50 basis points to 24.0% in fiscal 2023 compared to 23.5% in fiscal 2022. The deleverage of SG&A expenses was primarily due to:

●	60 basis points of deleverage of corporate overhead primarily due to strategic investments;
●	20 basis points of deleverage of store payroll and benefits due to wage investments;
●	10 basis points of deleverage of store expenses due to ongoing inflationary pressures; and
●	10 basis points of deleverage due to higher marketing expenses; partially offset by
●	50 basis points of leverage due to lower incentive compensation.

Pre-opening expenses

Pre-opening expenses decreased $2.1 million, or 19.7%, to $8.5 million in fiscal 2023 compared to $10.6 million in fiscal 2022.

Interest income, net

Net interest income was $17.6 million in fiscal 2023 compared to $4.9 million in fiscal 2022, due to higher average interest rates on cash balances. We did not have any outstanding borrowings on our credit facility as of February 3, 2024 and January 28, 2023.

Income tax expense

Income tax expense of $404.6 million in fiscal 2023 represents an effective tax rate of 23.9%, compared to fiscal 2022 income tax expense of $401.1 million and an effective tax rate of 24.4%. The lower income tax rate is primarily due to a decrease in state income taxes compared to fiscal 2022 and a tax benefit from the income tax accounting for stock-based compensation.

Net income

Net income increased $48.6 million to $1.3 billion in fiscal 2023 compared to $1.2 billion in fiscal 2022. The increase in net income was primarily due to a $336.6 million increase in gross profit, partially offset by a $299.3 million increase in SG&A expenses and a $3.5 million increase in income taxes.

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

Selling, general and administrative expenses

SG&A expenses increased $333.8 million, or 16.2%, to $2.4 billion in fiscal 2022 compared to $2.1 billion in fiscal 2021. As a percentage of net sales, SG&A expenses decreased 40 basis points to 23.5% in fiscal 2022 compared to 23.9% in fiscal 2021. The leverage of SG&A expenses was primarily due to:

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

Net income

Net income increased $256.6 million to $1.2 billion in fiscal 2022 compared to $985.8 million in fiscal 2021. The increase in net income was primarily due to a $676.0 million increase in gross profit, partially offset by a $333.8 million increase in SG&A expenses and a $91.1 million increase in income taxes.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of February 3, 2024 and January 28, 2023, we had cash and cash equivalents of $766.6 million and $737.9 million, respectively.

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

The following table summarizes contractual cash requirements as of February 3, 2024:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,289,652	$351,517	$755,334	$545,888	$636,913
Purchase obligations	55,587	39,954	15,633	—	—
Total (2)	$2,345,239	$391,471	$770,967	$545,888	$636,913
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $122.2 million, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $4.1 million as of February 3, 2024 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relates to commitments for products and services and other goods and service contracts entered into as of February 3, 2024. Excluded from purchase obligations are normal purchases and contracts entered into in the ordinary course of business.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments.

The following table presents a summary of our cash flows during the last three years:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$1,476,266	$1,481,915	$1,059,265
Net cash used in investing activities	(441,425)	(314,584)	(176,484)
Net cash used in financing activities	(1,006,124)	(861,014)	(1,497,216)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in fiscal 2023 compared to fiscal 2022 is mainly due to the timing of accrued liabilities, accounts payable, receivable collections, prepaid income taxes, and prepaid expenses and other current assets and a larger increase in merchandise inventories in fiscal 2023, partially offset by the increase in net income and non-cash lease expense.

Merchandise inventories, net were $1.7 billion at February 3, 2024, compared to $1.6 billion at January 28, 2023, representing an increase of $138.7 million or 8.6%. The increase in total inventory is primarily due to the following:

●	$69 million increase due to new key brand launches;
●	$36 million increase due to the addition of 30 net new stores opened since January 28, 2023;
●	$15 million increase primarily due to inventory cost increases; and
●	$13 million increase in distribution center inventory primarily due to the opening of the new market fulfillment center in Greer, SC.

The increase in net income was primarily due to an increase in gross profit resulting from higher sales, partially offset by an increase in SG&A expenses and income taxes.

The increase in non-cash lease expense was primarily due to an increase in tenant allowances.

The increase in net cash provided by operating activities in fiscal 2022 relative to fiscal 2021 was primarily due to the increase in net income, a smaller increase in merchandise inventories in fiscal 2022 compared to fiscal 2021, and the timing of receivable collections, partially offset by the timing of payables and a smaller increase in deferred revenue compared to fiscal 2021.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $435.3 million during fiscal 2023, compared to $312.1 million during fiscal 2022.

The increase in net cash used in investing activities in fiscal 2023 relative to fiscal 2022 was primarily due to more capital expenditures for new, remodeled, and relocated stores and information technology systems compared to fiscal 2022.

The increase in net cash used in investing activities in fiscal 2022 relative to fiscal 2021 was primarily due to more capital expenditures for new, remodeled, and relocated stores, supply chain, and information technology systems compared to fiscal 2021.

Capital expenditures

The following table presents a summary of our store activities during the last three years:

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Stores opened	33	47	48
Stores remodeled	18	20	9
Stores relocated	7	12	7

During fiscal 2023, the average investment required to open a new Ulta Beauty store was approximately $2.0 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures during the last three years by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2024	2023	2022	2021
New, Remodeled, and Relocated Stores	$218	$141	$102	$73
Merchandising and Refreshed Stores	64	37	34	16
Information Technology Systems	80	124	74	37
Supply Chain	75	73	70	23
Store Maintenance and Other	53	60	32	23
Total	$490	$435	$312	$172

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures. We expect fiscal 2024 capital expenditures will be up to $490 million and will be used primarily to fund our new, remodeled, and relocated stores and strategic priorities, including investments in information technology systems and supply chain optimization.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our revolving credit facility, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The increase in net cash used in financing activities in fiscal 2023 relative to fiscal 2022 was primarily due to an increase in share repurchases and less stock options exercised.

The decrease in net cash used in financing activities in fiscal 2022 relative to fiscal 2021 was primarily due to a decrease in share repurchases.

We had no borrowings outstanding under the credit facility at the end of fiscal 2023, 2022 and 2021. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the 2020 Share Repurchase Program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	February 3,	January 28,	January 29,
(Dollars in millions)	2024	2023	2022
Shares repurchased	2,173,431	2,192,556	4,249,632
Total cost of shares repurchased	$1,009.3	$900.0	$1,521.9

On March 12, 2024, the Board of Directors authorized a new share repurchase program (the 2024 Share Repurchase

Program) pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2024

Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2022 Share

Repurchase Program. The 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Credit facility

On March 13, 2024, we entered into Amendment No. 3 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $800.0 million or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50.0 million subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $200.0 million, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.25% to 0.375% per annum.

As of February 3, 2024 and January 28, 2023, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

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

Inventory valuation

Merchandise inventories are carried at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods as well as related vendor allowances including co-op advertising, markdowns, and volume discounts. We record valuation adjustments to our inventories if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory as well as for any excess or discontinued inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future merchandise margin rates may be affected by adjustments to these estimates.

Inventories are adjusted for the results of periodic physical inventory counts at each of our locations. We record a shrink reserve representing management’s estimate of inventory losses by location that have occurred since the date of the last physical count. This estimate is based on management’s analysis of historical results, including consideration of current loss rates.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2023, 2022 and 2021. An increase or decrease in the lower of cost or net realizable value reserve of 10% would not have a material impact on our operating income for fiscal 2023. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2023.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2023.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No impairment charges were recognized in fiscal 2023, 2022, and 2021.

Loyalty program

We maintain a customer loyalty program, Ulta Beauty Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate is evaluated each reporting period. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate.

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2023, 2022 and 2021. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2023.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We continually monitor this risk and may develop strategies to manage it. We do not hold or issue financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of February 3, 2024, January 28, 2023, or January 29, 2022.

Item 8.   Financial Statements and Supplementary Data

ULTA BEAUTY, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2024 expressed an unqualified opinion thereon.

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

Loyalty Program
Description of the matter

The Company maintains a loyalty program, Ulta Beauty Rewards, which offers members the ability to earn and redeem points on purchases of products and services. As described in Note 2 to the consolidated financial statements, revenue from the loyalty program is recognized when members redeem points or points expire. The Company estimates the amount of revenue to defer using the standalone selling price of the points earned and the expected redemption percentage. The Company evaluates its estimated standalone selling price quarterly based on the value of products or services purchased using points. The expected redemption percentage is based on historical redemption patterns in conjunction with current information and trends.

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

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s estimation process and controls supporting the measurement and recognition of the amount of loyalty revenue deferred. This included testing controls over management’s review of the assumptions and other inputs used in the estimation, the completeness and accuracy of issuance, redemption, and expiration data used in the calculation, and controls over the assignment of membership levels based on customer spending patterns.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To test the standalone selling price per point, we validated that the price per point for each membership level was appropriate based on products or services purchased by loyalty members. In addition, we tested the value of points redeemed was complete and accurate. To audit the redemption rate, we tested the issuance and redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois

March 26, 2024

Report of Independent Registered Public Accounting Firm

The Stockholders’ and the Board of Directors Ulta Beauty, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 26, 2024

Ulta Beauty, Inc.

Consolidated Balance Sheets

	February 3,	January 28,
(In thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$766,594	$737,877
Receivables, net	207,939	199,422
Merchandise inventories, net	1,742,136	1,603,451
Prepaid expenses and other current assets	115,598	130,246
Prepaid income taxes	4,251	38,308
Total current assets	2,836,518	2,709,304

Property and equipment, net	1,182,335	1,009,273
Operating lease assets	1,574,530	1,561,263
Goodwill	10,870	10,870
Other intangible assets, net	510	1,312
Deferred compensation plan assets	43,516	35,382
Other long-term assets	58,732	43,007
Total assets	$5,707,011	$5,370,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$544,001	$559,527
Accrued liabilities	382,468	444,278
Deferred revenue	436,591	394,677
Current operating lease liabilities	283,821	283,293
Accrued income taxes	11,310	—
Total current liabilities	1,658,191	1,681,775

Non-current operating lease liabilities	1,627,271	1,619,883
Deferred income taxes	85,921	55,346
Other long-term liabilities	56,300	53,596
Total liabilities	3,427,683	3,410,600

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 49,123 and 51,120 shares issued; 48,324 and 50,364 shares outstanding; at February 3, 2024 and January 28, 2023, respectively	491	511
Treasury stock-common, at cost	(83,032)	(60,470)
Additional paid-in capital	1,075,104	1,023,997
Retained earnings	1,286,765	995,773
Total stockholders’ equity	2,279,328	1,959,811
Total liabilities and stockholders’ equity	$5,707,011	$5,370,411

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands, except per share data)	2024	2023	2022
Net sales	$11,207,303	$10,208,580	$8,630,889
Cost of sales	6,826,203	6,164,070	5,262,335
Gross profit	4,381,100	4,044,510	3,368,554

Selling, general and administrative expenses	2,694,561	2,395,299	2,061,545
Pre-opening expenses	8,510	10,601	9,517
Operating income	1,678,029	1,638,610	1,297,492
Interest (income) expense, net	(17,622)	(4,934)	1,663
Income before income taxes	1,695,651	1,643,544	1,295,829
Income tax expense	404,646	401,136	309,992
Net income	$1,291,005	$1,242,408	$985,837

Net income per common share:
Basic	$26.18	$24.17	$18.09
Diluted	$26.03	$24.01	$17.98

Weighted average common shares outstanding:
Basic	49,304	51,403	54,482
Diluted	49,596	51,738	54,841

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Net income	$1,291,005	$1,242,408	$985,837
Other comprehensive income:
Foreign currency translation adjustments	—	—	(56)
Comprehensive income	$1,291,005	$1,242,408	$985,781

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Operating activities
Net income	$1,291,005	$1,242,408	$985,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,840	241,372	268,460
Non-cash lease expense	332,754	301,912	276,229
Deferred income taxes	30,575	15,653	(25,666)
Stock-based compensation expense	48,246	43,044	47,259
Loss on disposal of property and equipment	11,419	6,688	5,358
Change in operating assets and liabilities:
Receivables	(8,517)	34,260	(40,573)
Merchandise inventories	(138,685)	(104,233)	(331,003)
Prepaid expenses and other current assets	14,648	(19,432)	(3,412)
Income taxes	45,367	(45,182)	(35,652)
Accounts payable	(20,873)	8,309	66,156
Accrued liabilities	(62,238)	48,249	58,598
Deferred revenue	41,914	41,098	79,196
Operating lease liabilities	(338,105)	(324,500)	(303,914)
Other assets and liabilities	(15,084)	(7,731)	12,392
Net cash provided by operating activities	1,476,266	1,481,915	1,059,265

Investing activities
Capital expenditures	(435,267)	(312,126)	(172,187)
Other investments	(6,158)	(2,458)	(4,297)
Net cash used in investing activities	(441,425)	(314,584)	(176,484)

Financing activities
Borrowings from credit facility	195,400	—	—
Payments on credit facility	(195,400)	—	—
Repurchase of common shares	(995,738)	(900,033)	(1,521,925)
Stock options exercised	12,176	46,011	40,386
Purchase of treasury shares	(22,562)	(6,992)	(15,677)
Net cash used in financing activities	(1,006,124)	(861,014)	(1,497,216)

Effect of exchange rate changes on cash and cash equivalents	—	—	(56)
Net increase (decrease) in cash and cash equivalents	28,717	306,317	(614,491)
Cash and cash equivalents at beginning of year	737,877	431,560	1,046,051
Cash and cash equivalents at end of year	$766,594	$737,877	$431,560

Supplemental information
Cash paid for interest	$3,327	$2,138	$2,132
Income taxes paid, net of refunds	328,215	429,846	370,646
Non-cash investing and financing activities:
Non-cash capital expenditures	61,757	69,591	39,874
Repurchase of common shares in accrued liablities	4,297	—	—

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – January 30, 2021	56,952	$569	(692)	$(37,801)	$847,303	$1,189,422	$56	$1,999,549
Net income	—	—	—	—	—	985,837	—	985,837
Stock-based compensation	—	—	—	—	47,259	—	—	47,259
Foreign currency translation adjustments	—	—	—	—	—	—	(56)	(56)
Stock options exercised and other awards	347	3	—	—	40,383	—	—	40,386
Purchase of treasury shares	—	—	(46)	(15,677)	—	—	—	(15,677)
Repurchase of common shares	(4,250)	(42)	—	—	—	(1,521,883)	—	(1,521,925)
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$—	$1,535,373
Net income	—	—	—	—	—	1,242,408	—	1,242,408
Stock-based compensation	—	—	—	—	43,044	—	—	43,044
Stock options exercised and other awards	264	3	—	—	46,008	—	—	46,011
Purchase of treasury shares	—	—	(18)	(6,992)	—	—	—	(6,992)
Repurchase of common shares	(2,193)	(22)	—	—	—	(900,011)	—	(900,033)
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$—	$1,959,811
Net income	—	—	—	—	—	1,291,005	—	1,291,005
Stock-based compensation	—	—	—	—	48,246	—	—	48,246
Stock options exercised and other awards	176	2	—	—	12,174	—	—	12,176
Purchase of treasury shares	—	—	(43)	(22,562)	—	—	—	(22,562)
Repurchase of common shares, including excise tax	(2,173)	(22)	—	—	(9,313)	(1,000,013)	—	(1,009,348)
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$—	$2,279,328

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

As of February 3, 2024, the Company operated 1,385 stores across 50 states.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 3, 2024 (fiscal 2023), January 28, 2023 (fiscal 2022), and January 29, 2022 (fiscal 2021) were 53, 52, and 52 week years, respectively.

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

	February 3,	January 28,
(In thousands)	2024	2023
Cash	$677,004	$651,367
Receivables from third-party financial institutions for credit card and debit card transactions	89,590	86,510
Cash and cash equivalents	$766,594	$737,877

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturities of these instruments. There was no outstanding debt as of February 3, 2024 and January 28, 2023.

Receivables

Receivables primarily include amounts due from vendors for allowances, royalties and other credit card amounts, and amounts due from third-party gift card providers. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

	February 3,	January 28,
(In thousands)	2024	2023
Vendor allowances	$140,356	$109,899
Royalties and other credit card	24,818	19,738
Gift card	11,694	42,065
Other	31,706	28,796
Allowance for doubtful accounts	(635)	(1,076)
Receivables, net	$207,939	$199,422

Vendor allowances

The Company receives consideration from vendors for advertising, markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. A majority of all vendor allowances are recorded as a reduction of the vendor’s product cost and recognized in cost of sales as the product is sold.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $45,360 and $39,532 as of February 3, 2024 and January 28, 2023, respectively.

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

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy. If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, there may be exposure to additional impairment losses in a future period.

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

Loyalty program

The Company maintains a loyalty program, Ulta Beauty Rewards, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. The Company defers revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate is evaluated each reporting period. When a guest redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of income.

Credit cards

The Company has agreements (the Agreements) with third parties to provide guests with private label credit cards and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online, and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. The Company’s performance obligation is to maintain the Ulta Beauty Rewards loyalty program as only guests enrolled in the loyalty program can apply for the Credit Cards. Loyalty members earn points through purchases at Ulta Beauty, Ulta Beauty at Target, and anywhere the co-branded credit card is accepted.

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

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company maintains historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $22,606, $18,835, and $15,266 in fiscal 2023, 2022, and 2021, respectively.

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

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Advertising expense, net	$422,779	$374,730	$387,794
Advertising expense, net as a percentage of net sales	3.8%	3.7%	4.5%

Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $12,708 and $9,466 as of February 3, 2024 and January 28, 2023, respectively.

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

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $48,246, $43,044, and $47,259 in fiscal 2023, 2022 and 2021, respectively (see Note 15, “Stock-based compensation”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $400 for employee health claims, $350 for general liability claims, and $350 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. UB Insurance, Inc., an Arizona-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiaries of the Company premiums to insure certain liability exposures. Pursuant to Arizona insurance regulations, UB Insurance, Inc. maintains certain levels of cash and cash equivalents related to its liability exposures.

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

Recent accounting pronouncements not yet adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The guidance updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on related disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on related disclosures.

SEC Climate-Related Disclosures

In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors' oversight and risk management activities, the material impacts of these risks to us and the quantification of material impacts to us as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2026. The Company is currently evaluating the impact of these new rules.

3.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	February 3,	January 28,	January 29,
(Percentage of net sales)	2024	2023	2022
Cosmetics	41%	42%	43%
Skincare	19%	17%	17%
Haircare products and styling tools	19%	21%	20%
Fragrance and bath	15%	14%	14%
Services	3%	3%	3%
Accessories and other	3%	3%	3%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ulta Beauty Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal 2023 and 2022:

	Fiscal year ended
	February 3,	January 28,
(In thousands)	2024	2023
Beginning balance	$388,583	$345,206
Additions to contract liabilities (1)	332,369	292,254
Deductions to contract liabilities (2)	(292,164)	(248,877)
Ending balance	$428,788	$388,583
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,803 and $6,094 at February 3, 2024 and January 28, 2023, respectively.

4.   Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	February 3,	January 28,
(In thousands)	2024	2023
Prepaid supplies	$37,839	$40,454
Cloud computing costs (1)	24,583	34,900
Prepaid maintenance	14,855	10,789
Prepaid advertising	12,708	9,466
Other	25,613	34,637
Prepaid expenses and other current assets	$115,598	$130,246

Other long-term assets consist of the following:

	February 3,	January 28,
(In thousands)	2024	2023
Cloud computing costs (1)	$39,669	$28,540
Other	19,063	14,467
Other long-term assets	$58,732	$43,007
(1)	Expense related to cloud computing arrangements was $101,062, $87,593, and $62,215 in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and was included in SG&A expenses in the consolidated statements of income.

5.   Property and equipment

Property and equipment consists of the following:

	February 3,	January 28,
(In thousands)	2024	2023
Equipment and fixtures	$1,297,428	$1,147,870
Leasehold improvements	928,900	855,695
Electronic equipment and software	774,441	663,497
Construction-in-progress	193,260	196,117
	3,194,029	2,863,179
Less: accumulated depreciation and amortization	(2,011,694)	(1,853,906)
Property and equipment, net	$1,182,335	$1,009,273

6.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal 2023 and 2022 are as follows:

	February 3,	January 28,
(In thousands)	2024	2023
Beginning balance	$10,870	$10,870
Acquisitions	—	—
Ending balance	$10,870	$10,870

7.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		February 3, 2024			January 28, 2023
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	1.7	$5,506	$(4,996)	$510	$5,419	$(4,107)	$1,312

Amortization expense related to intangible assets was $889, $1,014, and $926 in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2024	$306
2025	204
2026	—
2027	—
2028	—
2029 and thereafter	—
$510

8. Leases

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

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		February 3,	January 28,
(In thousands)	Classification on the Balance Sheet	2024	2023
Right-of-use assets	Operating lease assets	$1,574,530	$1,561,263

Current lease liabilities	Current operating lease liabilities	$283,821	$283,293
Non-current lease liabilities	Non-current operating lease liabilities	1,627,271	1,619,883
Total lease liabilities		$1,911,092	$1,903,176

Weighted-average remaining lease term		6.6 years	6.7 years
Weighted-average discount rate		3.7%	3.2%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal year ended
		February 3,	January 28,	January 29,
(In thousands)	Classification on the Statement of Income	2024	2023	2022
Operating lease cost	Cost of sales (1)	$344,600	$322,195	$311,546
Variable lease cost	Cost of sales	88,381	83,488	77,431
Short-term lease cost	SG&A expenses	1,451	685	408
Sublease income	Net sales	(1,672)	(1,748)	(835)
Total lease cost		$432,760	$404,620	$388,550
(1)	The majority of operating lease cost relates to retail stores, distribution centers, fast fulfillment centers, and market fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the SG&A expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Cash paid for operating lease liabilities (1)	$396,573	$383,209	$368,498
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	346,021	380,922	253,870
(1)	Excludes $39,654, $30,927, and $28,591 related to cash received for tenant incentives as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities:

Fiscal year	(In thousands)
2024	$347,558
2025	385,859
2026	346,833
2027	297,232
2028	225,358
2029 and thereafter	564,247
Total lease payments	$2,167,087
Less: imputed interest	(255,995)
Present value of operating lease liabilities	$1,911,092

Operating lease payments exclude $122,203 of legally binding minimum lease payments for leases signed but not yet commenced.

9.   Commitments and contingencies

Contractual obligations – As of February 3, 2024, the Company had various non-cancelable obligations of $55,587 primarily due to commitments made to a third party for products and services for our strategic investments related to supply chain optimization and information technology systems. A majority of these agreements are due within three years and are recorded as liabilities when the goods are received or the services are rendered. Payments under these agreements were $51,161 in fiscal 2023.

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

10.   Accrued liabilities

Accrued liabilities consist of the following:

	February 3,	January 28,
(In thousands)	2024	2023
Accrued payroll, bonus, and employee benefits	$150,880	$183,828
Accrued taxes	56,790	58,850
Accrued capital expenditures	42,257	55,438
Accrued advertising	33,875	40,580
Other accrued liabilities	98,666	105,582
Accrued liabilities	$382,468	$444,278

11.   Income taxes

The provision for income taxes consists of the following:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Current:
Federal	$308,656	$315,763	$280,300
State	65,415	69,719	55,358
Total current	374,071	385,482	335,658
Deferred:
Federal	27,391	11,800	(22,936)
State	3,184	3,854	(2,730)
Total deferred	30,575	15,654	(25,666)
Provision for income taxes	$404,646	$401,136	$309,992

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State effective rate, net of federal tax benefit	3.2%	3.6%	3.3%
Executive compensation limitation	0.3%	0.3%	0.5%
Excess deduction of stock compensation	(0.4%)	(0.2%)	(0.5%)
Other	(0.2%)	(0.3%)	(0.4%)
Effective tax rate	23.9%	24.4%	23.9%

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

Significant components of deferred tax assets and liabilities are as follows:

	February 3,	January 28,
(In thousands)	2024	2023
Deferred tax assets:
Operating lease liability	$490,907	$487,824
Reserves not currently deductible	58,796	52,133
Accrued liabilities	40,501	39,989
Employee benefits	32,885	27,395
Inventory valuation	1,962	—
Property and equipment	1,729	16,600
Credit carryforwards	359	338
NOL carryforwards	231	265
Total deferred tax assets	627,370	624,544
Deferred tax liabilities:
Operating lease asset	607,251	591,007
Prepaid expenses	83,775	69,248
Receivables not currently includable	20,502	15,644
Other	1,763	2,308
Inventory valuation	—	1,538
Intangibles	—	145
Total deferred tax liabilities	713,291	679,890
Net deferred tax liability	$(85,921)	$(55,346)

At February 3, 2024, the Company had $454 of credit carryforwards for state income tax purposes that expire between 2024 and 2027. The Company had $41 of state net operating loss (NOL) carryforwards that expire by 2038 and $117 of state NOL carryforwards that do not expire. The Company also had $505 of federal NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification 740-10. The reserve for uncertain tax positions was $4,060 and $4,158 at February 3, 2024 and January 28, 2023, respectively, which represents the best estimate of the potential liability. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	February 3,	January 28,
(In thousands)	2024	2023
Beginning balance	$4,158	$3,389
Increase due to a prior year tax position	1,437	1,473
Decrease due to a prior year tax position	(590)	(704)
Decrease due to a prior year audit adjustment	(945)	—
Ending balance	$4,060	$4,158

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2023 and 2022.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2020 and is no longer subject to examinations by state authorities before 2019.

12.   Debt

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

As of February 3, 2024 and January 28, 2023, the Company had no borrowings outstanding under the credit facility.

As of February 3, 2024, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of February 3, 2024 and January 28, 2023, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $42,653 and $37,501, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

14.   Investments

Investments in renewable energy projects are accounted for under the equity method of accounting. The balance of these investments was $1,163 and $2,316 as of February 3, 2024 and January 28, 2023, respectively, and is included in other long-term assets on the consolidated balance sheets. The Company did not contribute capital or receive investment tax credits during fiscal 2023 and 2022.

The Company made other investments of $6,158 and $2,458 during fiscal 2023 and 2022, respectively.

15.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

The Amended and Restated 2011 Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of February 3, 2024, the plan reserves for the issuance upon grant or exercise of awards up to 2,281 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Stock options	$7,429	$7,250	$11,245
Restricted stock units	19,724	18,483	19,286
Performance-based restricted stock units	21,093	17,311	16,728
Total stock-based compensation expense	$48,246	$43,044	$47,259

Cash received from stock option exercises	$12,176	$46,011	$40,386
Income tax benefit	$7,167	$3,829	$7,088

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

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Volatility rate	45.0%	49.0%	46.9%
Average risk-free interest rate	3.8%	2.4%	0.4%
Average expected life (in years)	3.4	3.4	3.9
Dividend yield	—	—	—

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

The following table presents information related to common stock options:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands, except weighted-average grant date fair value)	2024	2023	2022
Weighted-average grant date fair value	$199.15	$149.14	$109.84
Fair value of options vested	7,169	9,525	10,417
Intrinsic value of options exercised	15,509	42,489	39,489

At February 3, 2024, there was approximately $10,498 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	324	$260.34	498	$232.85	671	$208.47
Granted	42	541.39	47	395.81	61	306.96
Exercised	(54)	223.59	(207)	222.19	(224)	180.05
Forfeited/Expired	(5)	382.48	(14)	311.40	(10)	225.24
End of year	307	$303.47	324	$260.34	498	$232.85
Exercisable at end of year	154	$264.87	118	$261.57	179	$248.11
Vested and Expected to vest	297	$302.05	309	$260.37	474	$233.28

The following table presents information related to stock options outstanding and stock options exercisable at February 3, 2024 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$127.15 – $174.45	102	6	$174.10	49	6	$173.72
$174.46 – $281.53	33	4	231.88	33	4	231.88
$281.54 – $306.59	47	7	306.59	20	7	306.59
$306.60 – $348.73	43	5	348.73	43	5	348.73
$348.74 – $395.84	40	8	395.54	9	7	395.17
$395.85 – $545.67	42	9	541.35
$127.15 – $545.67	307	6	$303.47	154	5	$264.87

The aggregate intrinsic value of outstanding and exercisable stock options as of February 3, 2024 was $63,678 and $37,031, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on February 3, 2024 was $505.33 per share.

Restricted stock units

Restricted stock units (RSUs) are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest after one year. The grant date fair value of RSUs is based on the closing market price of shares of the Company’s common stock on the date of grant. RSUs are expensed on a straight-line basis over the requisite service period. Forfeitures of RSUs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At February 3, 2024, unrecognized stock-based compensation expense related to RSUs was $26,806. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of RSU activity is presented in the following table (shares in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	221	$264.08	221	$236.95	253	$210.46
Granted	50	518.45	61	399.43	61	312.42
Vested	(122)	191.76	(46)	312.70	(76)	209.88
Forfeited	(9)	408.21	(15)	262.94	(17)	233.94
End of year	140	$408.86	221	$264.08	221	$236.95
Expected to vest	130	$408.86	205	$264.08	205	$236.95

Performance-based restricted stock units

Performance-based restricted stock units (PBSs) are granted to certain employees. PBSs cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals for each of the first two years. The performance is then subject to a three year total shareholder return modifier. The grant date fair value of the PBSs are measured using a Monte Carlo simulation.

PBSs are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of PBSs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At February 3, 2024, unrecognized stock-based compensation expense related to PBSs was $22,087. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of PBS activity is presented in the following table (shares in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	76	$347.89	54	$314.30	37	$271.88
Granted	33	542.33	37	395.83	74	326.99
Change in performance award payout	–	–	(1)	378.79	(7)	348.73
Vested	–	–	(11)	345.53	(47)	295.49
Forfeited	(3)	403.60	(3)	332.94	(3)	319.71
End of year	106	$407.03	76	$347.89	54	$314.30
Expected to vest	98	$407.03	70	$347.89	50	$314.30

The number of PBSs granted is based on achieving the targeted performance goals as defined in the PBS agreements. As of February 3, 2024, the maximum number of units that could vest under the provisions of the agreements was 139.

Awards with market conditions are classified as liability awards and the fair value is determined using a Monte Carlo simulation. Market-based restricted stock units totaling 28 shares were granted to the former Chief Executive Officer in fiscal 2018 and settled during fiscal 2021. Compensation expense for liability awards was $7,671 in fiscal 2021. There was no compensation expense for liability awards in fiscal 2023 or 2022.

16.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income	$1,291,005	$1,242,408	$985,837

Denominator:
Weighted-average common shares – Basic	49,304	51,403	54,482
Dilutive effect of stock options and non-vested stock	292	335	359
Weighted-average common shares – Diluted	49,596	51,738	54,841

Net income per common share:
Basic	$26.18	$24.17	$18.09
Diluted	$26.03	$24.01	$17.98

The denominator for diluted net income per common share for fiscal years 2023, 2022 and 2021 excludes 138, 84, and 205 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
401(k) plan match	$24,533	$21,912	$19,296

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match of 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2023, 2022, and 2021.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	February 3,	January 28,
(In thousands)	2024	2023
Deferred compensation plan assets	$43,516	$35,382
Deferred compensation plan liability	42,653	37,501

18.   Share repurchase program

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

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the 2020 Share Repurchase Program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	February 3,	January 28,	January 29,
(In thousands)	2024	2023	2022
Shares repurchased	2,173	2,193	4,250
Total cost of shares repurchased	$1,009,348	$900,033	$1,521,925

19. Subsequent events

On March 12, 2024, the Board of Directors authorized a new share repurchase program (the 2024 Share Repurchase

Program) pursuant to which the Company may repurchase up to $2,000,000 of the Company’s common stock. The 2024 Share Repurchas Program authorization revokes the previously authorized but unused amounts from the 2022 Share Repurchase Program. The 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

On March 13, 2024, the Company entered into an Amendment No. 3 to its Second Amended and Restated Loan Agreement, which amended and restated the existing agreement. The new loan agreement extends the maturity of the facility to March 13, 2029, provides maximum revolving loans equal to the lesser of $800,000 or a percentage of eligible owned inventory, contains a $50,000 sub-facility for letters of credit and allows the Company to increase the revolving facility by an additional $200,000.

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2023
Allowance for doubtful accounts	$1,076	$243	$(684)	(a)	$635
Inventory reserve	39,532	42,840	(37,012)		45,360
Fiscal 2022
Allowance for doubtful accounts	$1,005	$819	$(748)	(a)	$1,076
Inventory reserve	26,882	33,384	(20,734)		39,532
Fiscal 2021
Allowance for doubtful accounts	$768	$388	$(151)	(a)	$1,005
Inventory reserve	52,860	9,525	(35,503)		26,882
(a)	Represents write-off of uncollectible accounts

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

Based on management’s evaluation as of February 3, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 3, 2024, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 3, 2024. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of February 3, 2024 and has issued the attestation report included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 14 weeks ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

During the 14 weeks ended February 3, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Information About Our Directors Continuing in Office” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Employee Director Compensation for Fiscal 2023” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of February 3, 2024 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed as a part of this Form 10-K:

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(b)   Exhibits

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
10.2

Amendment No. 3 to Second Amended and Restated Agreement, dated March 13, 2024, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders

		X
10.3	Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7	333-144405	8/17/2007
10.4	Amendment to Ulta Beauty, Inc. Second Amended and Restated Restricted Stock Option Plan*		S-1	10.7(a)	333-144405	8/17/2007
10.5	Ulta Beauty, Inc. 2007 Incentive Award Plan*		S-1	10.10	333-144405	9/27/2007
10.6	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.7	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.8	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.9	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.10	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.11	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.12	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.13	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.14	New Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/30/2021
10.15	New Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.2	001-33764	3/30/2021
10.16	Alternative Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.25	001-33764	3/25/2022
10.17	Alternative Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.26	001-33764	3/25/2022
10.18	Alternative Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.27	001-33764	3/25/2022
10.19	2023 Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.20	001-33764	3/24/2023
10.20	2023 Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.21	001-33764	3/24/2023
10.21	2023 Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.22	001-33764	3/24/2023
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Ulta Beauty, Inc. Senior Leadership Clawback Policy	X
99

Proxy Statement for the 2024 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after February 3, 2024; except to the extent specifically incorporated by reference, the Proxy Statement for the 2024 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 26, 2024.

ULTA BEAUTY, INC.

By:	/s/ Scott M. Settersten
Scott M. Settersten
Chief Financial Officer, Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ David C. Kimbell	Chief Executive Officer and	March 26, 2024
David C. Kimbell	Director (Principal Executive Officer)

/s/ Scott M. Settersten	Chief Financial Officer, Treasurer	March 26, 2024
Scott M. Settersten	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Michelle L. Collins	Director	March 26, 2024
Michelle L. Collins

/s/ Kelly E. Garcia	Director	March 26, 2024
Kelly E. Garcia

/s/ Catherine Halligan	Director	March 26, 2024
Catherine Halligan

/s/ Patricia A. Little	Director	March 26, 2024
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 26, 2024
Michael R. MacDonald

/s/ George Mrkonic	Director	March 26, 2024
George Mrkonic

/s/ Lorna E. Nagler	Non-Executive Chair of the Board of Directors	March 26, 2024
Lorna E. Nagler

/s/ Heidi G. Petz	Director	March 26, 2024
Heidi G. Petz

/s/ Gisel Ruiz	Director	March 26, 2024
Gisel Ruiz

/s/ Michael C. Smith	Director	March 26, 2024
Michael C. Smith