Form 10-Q
period 2024-05-04
Ulta Beauty, Inc.
filed 2024-05-30
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 24, 2024 was 47,716,365 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 4,	February 3,	April 29,
(In thousands, except per share data)	2024	2024	2023
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$524,596	$766,594	$636,449
Receivables, net	203,463	207,939	190,282
Merchandise inventories, net	1,906,040	1,742,136	1,751,235
Prepaid expenses and other current assets	126,529	115,598	108,014
Prepaid income taxes	—	4,251	—
Total current assets	2,760,628	2,836,518	2,685,980

Property and equipment, net	1,195,658	1,182,335	1,019,978
Operating lease assets	1,561,767	1,574,530	1,559,560
Goodwill	10,870	10,870	10,870
Other intangible assets, net	434	510	1,015
Deferred compensation plan assets	45,718	43,516	37,002
Other long-term assets	56,864	58,732	61,314
Total assets	$5,631,939	$5,707,011	$5,375,719

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$463,777	$544,001	$621,272
Accrued liabilities	332,692	382,468	308,583
Deferred revenue	398,729	436,591	357,217
Current operating lease liabilities	284,815	283,821	288,133
Accrued income taxes	92,711	11,310	58,695
Total current liabilities	1,572,724	1,658,191	1,633,900

Non-current operating lease liabilities	1,607,953	1,627,271	1,610,256
Deferred income taxes	89,556	85,921	57,490
Other long-term liabilities	60,963	56,300	56,005
Total liabilities	3,331,196	3,427,683	3,357,651

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 48,688, 49,123, and 50,729 shares issued; 47,845, 48,324, and 49,932 shares outstanding; at May 4, 2024 (unaudited), February 3, 2024, and April 29, 2023 (unaudited), respectively	487	491	507
Treasury stock-common, at cost	(106,315)	(83,032)	(82,129)
Additional paid-in capital	1,091,822	1,075,104	1,040,378
Retained earnings	1,314,749	1,286,765	1,059,312
Total stockholders’ equity	2,300,743	2,279,328	2,018,068
Total liabilities and stockholders’ equity	$5,631,939	$5,707,011	$5,375,719

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	May 4,	April 29,
(In thousands, except per share data)	2024	2023
Net sales	$2,725,848	$2,634,263
Cost of sales	1,656,068	1,579,406
Gross profit	1,069,780	1,054,857

Selling, general and administrative expenses	665,913	612,129
Pre-opening expenses	2,919	658
Operating income	400,948	442,070
Interest income, net	(6,900)	(7,348)
Income before income taxes	407,848	449,418
Income tax expense	94,735	102,367
Net income	$313,113	$347,051

Net income per common share:
Basic	$6.51	$6.92
Diluted	$6.47	$6.88

Weighted average common shares outstanding:
Basic	48,125	50,153
Diluted	48,381	50,469

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Operating activities
Net income	$313,113	$347,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,739	57,949
Non-cash lease expense	77,938	75,478
Deferred income taxes	3,635	2,144
Stock-based compensation expense	10,082	9,721
Loss on disposal of property and equipment	2,975	1,451
Change in operating assets and liabilities:
Receivables	4,476	9,140
Merchandise inventories	(163,904)	(147,784)
Prepaid expenses and other current assets	(10,931)	22,232
Income taxes	85,652	97,003
Accounts payable	(74,069)	62,257
Accrued liabilities	(43,846)	(98,515)
Deferred revenue	(37,862)	(37,460)
Operating lease liabilities	(83,500)	(78,562)
Other assets and liabilities	10,842	(17,204)
Net cash provided by operating activities	159,340	304,901

Investing activities
Capital expenditures	(91,024)	(109,766)
Other investments	(2,563)	(314)
Net cash used in investing activities	(93,587)	(110,080)

Financing activities
Repurchase of common shares	(289,431)	(283,517)
Stock options exercised	8,913	8,927
Purchase of treasury shares	(23,283)	(21,659)
Debt issuance costs	(3,950)	—
Net cash used in financing activities	(307,751)	(296,249)

Net decrease in cash and cash equivalents	(241,998)	(101,428)
Cash and cash equivalents at beginning of period	766,594	737,877
Cash and cash equivalents at end of period	$524,596	$636,449

Supplemental information
Income taxes paid, net of refunds	$5,057	$2,818
Non-cash capital expenditures	51,695	29,634

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$1,959,811
Net income	—	—	—	—	—	347,051	347,051
Stock-based compensation	—	—	—	—	9,721	—	9,721
Stock options exercised and other awards	150	1	—	—	8,926	—	8,927
Purchase of treasury shares	—	—	(41)	(21,659)	—	—	(21,659)
Repurchase of common shares, including excise tax	(541)	(5)	—	—	(2,266)	(283,512)	(285,783)
Balance – April 29, 2023	50,729	$507	(797)	$(82,129)	$1,040,378	$1,059,312	$2,018,068

Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$2,279,328
Net income	—	—	—	—	—	313,113	313,113
Stock-based compensation	—	—	—	—	10,082	—	10,082
Stock options exercised and other awards	153	2	—	—	8,911	—	8,913
Purchase of treasury shares	—	—	(44)	(23,283)	—	—	(23,283)
Repurchase of common shares, including excise tax	(588)	(6)	—	—	(2,275)	(285,129)	(287,410)
Balance – May 4, 2024	48,688	$487	(843)	$(106,315)	$1,091,822	$1,314,749	$2,300,743

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

As of May 4, 2024, the Company operated 1,395 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	25	Montana	6
Alaska	3	Nebraska	5
Arizona	35	Nevada	16
Arkansas	11	New Hampshire	8
California	172	New Jersey	45
Colorado	27	New Mexico	7
Connecticut	19	New York	56
Delaware	4	North Carolina	45
Florida	99	North Dakota	4
Georgia	43	Ohio	46
Hawaii	4	Oklahoma	22
Idaho	10	Oregon	19
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	4
Iowa	11	South Carolina	25
Kansas	13	South Dakota	3
Kentucky	16	Tennessee	32
Louisiana	18	Texas	131
Maine	3	Utah	15
Maryland	28	Vermont	1
Massachusetts	27	Virginia	35
Michigan	49	Washington	37
Minnesota	20	West Virginia	7
Mississippi	12	Wisconsin	21
Missouri	26	Wyoming	4
		Total	1,395

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 4, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2025, or for any other future interim period or for any future year.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended February 3, 2024. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The first quarter in fiscal 2024 and 2023 ended on May 4, 2024 and April 29, 2023, respectively.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	May 4,	April 29,
(Percentage of net sales)	2024	2023
Cosmetics	42%	44%
Skincare	23%	22%
Haircare	19%	19%
Fragrance	10%	9%
Services	4%	4%
Other	2%	2%
	100%	100%

Certain sales departments were reclassified between categories in the prior year to conform to current year presentation, including moving the bath category from Fragrance to Skincare.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ulta Beauty Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Beginning balance	$428,788	$388,583
Additions to contract liabilities (1)	133,495	124,024
Deductions to contract liabilities (2)	(170,837)	(162,484)
Ending balance	$391,446	$350,123
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,283 and $7,094 at May 4, 2024 and April 29, 2023, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at May 4, 2024, February 3, 2024, and April 29, 2023. No additional goodwill was recognized during the 13 weeks ended May 4, 2024. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Operating lease cost	$88,155	$85,128

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Cash paid for operating lease liabilities (1)	$101,646	$98,055
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	65,176	73,775
(1)	Excludes $7,791 and $9,593 related to cash received for tenant incentives for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively.

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

7.Debt

On March 13, 2024, the Company entered into Amendment No. 3 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; PNC Bank, National Association, as Documentation Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $800,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), contains a $50,000 subfacility for letters of credit and allows the Company to increase the revolving facility by an additional $200,000, subject to the consent by each lender and other conditions. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.25% to 0.375% per annum.

As of May 4, 2024, February 3, 2024, and April 29, 2023, there were no borrowings outstanding under the credit facility.

As of May 4, 2024, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of May 4, 2024, February 3, 2024, and April 29, 2023, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $47,849, $42,653, and $40,374, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	13 Weeks Ended
	May 4,	April 29,
	2024	2023
Volatility rate	33.0%	45.0%
Average risk-free interest rate	4.4%	3.8%
Average expected life (in years)	3.5	3.4
Dividend yield	—	—

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

The Company granted 56 and 41 stock options during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. Stock-based compensation expense for stock options was $1,680 and $1,470 for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. The weighted-average grant date fair value of these stock options was $157.66 and $200.67 for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. At May 4, 2024, there was approximately $16,803 of unrecognized stock-based compensation expense related to unvested stock options.

There were 44 and 38 restricted stock units issued during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. Stock-based compensation expense for restricted stock units was $4,388 and $4,359 for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. At May 4, 2024, there was approximately $43,539 of unrecognized stock-based compensation expense related to restricted stock units.

There were 71 and 32 performance-based restricted stock units issued during the 13 weeks ended May 4, 2024 and April 29, 2023. Stock-based compensation expense for performance-based restricted stock units was $4,014 and $3,892 for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. At May 4, 2024, there was approximately $34,998 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $94,735 for the 13 weeks ended May 4, 2024 represents an effective tax rate of 23.2%, compared to $102,367 of income tax expense representing an effective tax rate of 22.8% for the 13 weeks ended April 29, 2023. The higher effective tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax is effective beginning in fiscal 2024 and did not have a material impact on the consolidated financial statements for the 13 weeks ended May 4, 2024. The excise tax applies to share repurchases made after December 31, 2022.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended
	May 4,	April 29,
(In thousands, except per share data)	2024	2023
Numerator:
Net income	$313,113	$347,051

Denominator:
Weighted-average common shares – Basic	48,125	50,153
Dilutive effect of stock options and non-vested stock	256	316
Weighted-average common shares – Diluted	48,381	50,469

Net income per common share:
Basic	$6.51	$6.92
Diluted	$6.47	$6.88

The denominator for diluted net income per common share for the 13 weeks ended May 4, 2024 and April 29, 2023 excludes 150 and 79 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

In March 2024, the Board of Directors authorized a new share repurchase program (the 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $2,000,000 of the Company’s common stock. The 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the 2022 Share Repurchase Program. The 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Shares repurchased	588	541
Total cost of shares repurchased, including excise tax	$287,410	$285,783

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing labor cost pressures, and transportation and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (the replacement of our enterprise resource planning platform), and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment centers, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 3, 2024, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2023 and into the first quarter of 2024, supported by healthy consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Although we do not believe inflation had a material impact on our sales during the first quarter of fiscal 2024, continued pressure from inflation or other evolving macroeconomic conditions could have an adverse impact on consumer spending and could lead to a recession. Furthermore, inflationary pressures, as well as other macroeconomic trends, could negatively impact our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with higher costs. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

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

Interest income, net represents interest from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2024 and 2023 ended on May 4, 2024 and April 29, 2023, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	May 4,	April 29,
(Dollars in thousands)	2024	2023
Net sales	$2,725,848	$2,634,263
Cost of sales	1,656,068	1,579,406
Gross profit	1,069,780	1,054,857

Selling, general and administrative expenses	665,913	612,129
Pre-opening expenses	2,919	658
Operating income	400,948	442,070
Interest income, net	(6,900)	(7,348)
Income before income taxes	407,848	449,418
Income tax expense	94,735	102,367
Net income	$313,113	$347,051

Other operating data:
Number of stores end of period	1,395	1,359
Comparable sales	1.6%	9.3%

	13 Weeks Ended
	May 4,	April 29,
(Percentage of net sales)	2024	2023
Net sales	100.0%	100.0%
Cost of sales	60.8%	60.0%
Gross profit	39.2%	40.0%

Selling, general and administrative expenses	24.4%	23.2%
Pre-opening expenses	0.1%	0.0%
Operating income	14.7%	16.8%
Interest income, net	(0.3%)	(0.3%)
Income before income taxes	15.0%	17.1%
Income tax expense	3.5%	3.9%
Net income	11.5%	13.2%

Comparison of 13 weeks ended May 4, 2024 to 13 weeks ended April 29, 2023

Net sales

Net sales increased $91.6 million or 3.5%, to $2.7 billion for the 13 weeks ended May 4, 2024, compared to $2.6 billion for the 13 weeks ended April 29, 2023. The net sales increase was primarily due to increased comparable sales, new store contribution, and an increase of $9.1 million in other revenue. The total comparable sales increase of 1.6% was driven by a 1.3% increase in transactions and a 0.3% increase in average ticket.

Gross profit

Gross profit increased $14.9 million or 1.4%, to $1.07 billion for the 13 weeks ended May 4, 2024, compared to $1.05 billion for the 13 weeks ended April 29, 2023. Gross profit as a percentage of net sales decreased to 39.2% for the 13 weeks ended May 4, 2024, compared to 40.0% for the 13 weeks ended April 29, 2023. The decrease in gross profit margin was primarily due to lower merchandise margins and higher inventory shrink, partially offset by growth in other revenue.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $53.8 million or 8.8%, to $665.9 million for the 13 weeks ended May 4, 2024, compared to $612.1 million for the 13 weeks ended April 29, 2023. SG&A expenses as a percentage of net sales increased to 24.4% for the 13 weeks ended May 4, 2024, compared to 23.2% for the 13 weeks ended April 29, 2023, primarily due to higher corporate overhead for strategic investments, higher store payroll and benefits, and higher store expenses.

Pre-opening expenses

Pre-opening expenses were $2.9 million for the 13 weeks ended May 4, 2024 compared to $0.7 million for the 13 weeks ended April 29, 2023.

Interest income, net

Interest income, net was $6.9 million for the 13 weeks ended May 4, 2024 compared to $7.3 million for the 13 weeks ended April 29, 2023. We did not have any outstanding borrowings on the credit facility as of May 4, 2024, February 3, 2024, and April 29, 2023.

Income tax expense

Income tax expense of $94.7 million for the 13 weeks ended May 4, 2024 represents an effective tax rate of 23.2%, compared to $102.4 million of income tax expense representing an effective tax rate of 22.8% for the 13 weeks ended April 29, 2023. The higher income tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

Net income

Net income was $313.1 million for the 13 weeks ended May 4, 2024, compared to $347.1 million for the 13 weeks ended April 29, 2023. The decrease in net income is primarily related to the $53.8 million increase in SG&A expenses and the $0.4 million decrease in interest income, net, partially offset by the $14.9 million increase in gross profit and the $7.6 million decrease in income tax expense.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of May 4, 2024, February 3, 2024, and April 29, 2023, we had cash and cash equivalents of $524.6 million, $766.6 million, and $636.4 million, respectively.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	May 4,	April 29,
(In thousands)	2024	2023
Net cash provided by operating activities	$159,340	$304,901
Net cash used in investing activities	(93,587)	(110,080)
Net cash used in financing activities	(307,751)	(296,249)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was mainly due to the timing of accounts payable, accrued liabilities, accrued income taxes, and prepaid expenses and other current assets, the decrease in net income, and a larger increase in merchandise inventories in the first quarter of fiscal 2024, partially offset by the net decrease in other assets and liabilities.

The decrease in net income was primarily due to an increase in SG&A expenses and a decrease in interest income, partially offset by an increase in gross profit resulting from higher sales and a decrease in income taxes.

Merchandise inventories, net were $1.9 billion at May 4, 2024, compared to $1.8 billion at April 29, 2023, representing an increase of $154.8 million or 8.8%. The increase in total inventory is primarily due to the following:

●	$72 million increase due to new brand launches;
●	$46 million increase due to the addition of 36 net new stores opened since April 29, 2023; and
●	$22 million increase in distribution center inventory primarily due to the opening of the market fulfillment center in Greer, SC.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $91.0 million during the 13 weeks ended May 4, 2024 compared to $109.8 million during the 13 weeks ended April 29, 2023.

During the 13 weeks ended May 4, 2024, we opened 12 new stores, closed two stores, and relocated one store, compared to the 13 weeks ended April 29, 2023, when we opened five new stores, closed one store, remodeled two stores, and relocated one store.

The decrease in net cash used in investing activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to lower capital expenditures for information technology systems and supply chain investments, partially offset by higher capital expenditures for merchandising fixtures, compared to the first quarter of fiscal 2023.

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

The increase in net cash used in financing activities in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to an increase in share repurchases.

We had no borrowings outstanding under the credit facility as of May 4, 2024, February 3, 2024, and April 29, 2023. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

In March 2024, the Board of Directors authorized a new share repurchase program (the 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2024 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the 2022 Share Repurchase Program. The 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 4,	April 29,
(Dollars in millions)	2024	2023
Shares repurchased	588,004	541,108
Total cost of shares repurchased, including excise tax	$287.4	$285.8

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

As of May 4, 2024, February 3, 2024, and April 29, 2023 we had no borrowings outstanding under the credit facility.

As of May 4, 2024, we were in compliance with all terms and covenants of the Loan Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of May 4, 2024, February 3, 2024, and April 29, 2023.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 4, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2024, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 3, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
February 4, 2024 to March 2, 2024	79,161	$537.86	79,161	$57,777
March 3, 2024 to March 30, 2024	197,316	533.98	154,269	1,943,440
March 31, 2024 to May 4, 2024	355,055	458.38	354,574	1,782,494
13 weeks ended May 4, 2024	631,532	491.97	588,004	1,782,494
(1)

There were 588,004 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 4, 2024 and there were 43,528 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

In March 2024, we announced the 2024 Share Repurchase Program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2024 Share Repurchase Program revoked the previously authorized but unused amounts from the 2022 Share Repurchase Program. As of May 4, 2024, $1.8 billion remained available under the 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended May 4, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 30, 2024 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Paula M. Oyibo
Paula M. Oyibo Chief Financial Officer and Treasurer