Form 10-Q
period 2024-08-03
Ulta Beauty, Inc.
filed 2024-08-29
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2024 was 47,114,727 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 3,	February 3,	July 29,
(In thousands, except per share data)	2024	2024	2023
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$413,962	$766,594	$388,627
Receivables, net	200,863	207,939	174,444
Merchandise inventories, net	1,998,286	1,742,136	1,815,539
Prepaid expenses and other current assets	132,023	115,598	110,524
Prepaid income taxes	53,607	4,251	30,114
Total current assets	2,798,741	2,836,518	2,519,248

Property and equipment, net	1,225,850	1,182,335	1,073,144
Operating lease assets	1,599,735	1,574,530	1,549,146
Goodwill	10,870	10,870	10,870
Other intangible assets, net	357	510	718
Deferred compensation plan assets	46,280	43,516	40,087
Other long-term assets	55,575	58,732	55,547
Total assets	$5,737,408	$5,707,011	$5,248,760

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$566,904	$544,001	$521,315
Accrued liabilities	348,042	382,468	328,247
Deferred revenue	394,987	436,591	354,253
Current operating lease liabilities	281,301	283,821	287,359
Accrued income taxes	—	11,310	—
Total current liabilities	1,591,234	1,658,191	1,491,174

Non-current operating lease liabilities	1,647,698	1,627,271	1,593,040
Deferred income taxes	88,461	85,921	56,012
Other long-term liabilities	61,855	56,300	56,657
Total liabilities	3,389,248	3,427,683	3,196,883

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 48,143, 49,123, and 50,139 shares issued; 47,300, 48,324, and 49,341 shares outstanding; at August 3, 2024 (unaudited), February 3, 2024, and July 29, 2023 (unaudited), respectively	481	491	501
Treasury stock-common, at cost	(106,491)	(83,032)	(82,229)
Additional paid-in capital	1,099,197	1,075,104	1,049,679
Retained earnings	1,354,973	1,286,765	1,083,926
Total stockholders’ equity	2,348,160	2,279,328	2,051,877
Total liabilities and stockholders’ equity	$5,737,408	$5,707,011	$5,248,760

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$2,552,087	$2,529,809	$5,277,935	$5,164,072
Cost of sales	1,573,910	1,536,197	3,229,978	3,115,603
Gross profit	978,177	993,612	2,047,957	2,048,469

Selling, general and administrative expenses	644,821	600,692	1,310,734	1,212,821
Pre-opening expenses	4,155	1,278	7,074	1,936
Operating income	329,201	391,642	730,149	833,712
Interest income, net	(4,526)	(4,449)	(11,426)	(11,797)
Income before income taxes	333,727	396,091	741,575	845,509
Income tax expense	81,171	95,989	175,906	198,356
Net income	$252,556	$300,102	$565,669	$647,153

Net income per common share:
Basic	$5.32	$6.05	$11.83	$12.97
Diluted	$5.30	$6.02	$11.78	$12.90

Weighted average common shares outstanding:
Basic	47,505	49,617	47,815	49,885
Diluted	47,667	49,849	48,022	50,157

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 3,	July 29,
(In thousands)	2024	2023
Operating activities
Net income	$565,669	$647,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,053	119,862
Non-cash lease expense	163,481	152,867
Deferred income taxes	2,540	666
Stock-based compensation expense	19,272	21,539
Loss on disposal of property and equipment	5,204	3,878
Change in operating assets and liabilities:
Receivables	7,076	24,978
Merchandise inventories	(256,150)	(212,088)
Prepaid expenses and other current assets	(16,425)	19,722
Income taxes	(60,666)	8,194
Accounts payable	29,715	(38,752)
Accrued liabilities	(33,634)	(102,763)
Deferred revenue	(41,604)	(40,424)
Operating lease liabilities	(170,779)	(163,527)
Other assets and liabilities	15,127	(12,497)
Net cash provided by operating activities	358,879	428,808

Investing activities
Capital expenditures	(186,301)	(204,748)
Other investments	(5,091)	(1,687)
Net cash used in investing activities	(191,392)	(206,435)

Financing activities
Repurchase of common shares	(501,768)	(559,011)
Stock options exercised	9,196	9,147
Purchase of treasury shares	(23,459)	(21,759)
Debt issuance costs	(4,088)	—
Net cash used in financing activities	(520,119)	(571,623)

Net decrease in cash and cash equivalents	(352,632)	(349,250)
Cash and cash equivalents at beginning of period	766,594	737,877
Cash and cash equivalents at end of period	$413,962	$388,627

Supplemental information
Income taxes paid, net of refunds	$233,249	$189,166
Non-cash capital expenditures	54,075	51,860

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$2,279,328
Net income	—	—	—	—	—	313,113	313,113
Stock-based compensation	—	—	—	—	10,082	—	10,082
Stock options exercised and other awards	153	2	—	—	8,911	—	8,913
Purchase of treasury shares	—	—	(44)	(23,283)	—	—	(23,283)
Repurchase of common shares, including excise tax	(588)	(6)	—	—	(2,275)	(285,129)	(287,410)
Balance – May 4, 2024	48,688	$487	(843)	$(106,315)	$1,091,822	$1,314,749	$2,300,743
Net income	—	—	—	—	—	252,556	252,556
Stock-based compensation	—	—	—	—	9,190	—	9,190
Stock options exercised and other awards	5	—	—	—	283	—	283
Purchase of treasury shares	—	—	—	(176)	—	—	(176)
Repurchase of common shares, including excise tax	(550)	(6)	—	—	(2,098)	(212,332)	(214,436)
Balance – August 3, 2024	48,143	$481	(843)	$(106,491)	$1,099,197	$1,354,973	$2,348,160

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

As of August 3, 2024, the Company operated 1,411 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	27	Montana	6
Alaska	3	Nebraska	5
Arizona	37	Nevada	16
Arkansas	11	New Hampshire	8
California	173	New Jersey	46
Colorado	27	New Mexico	7
Connecticut	19	New York	56
Delaware	4	North Carolina	46
Florida	100	North Dakota	4
Georgia	44	Ohio	47
Hawaii	4	Oklahoma	22
Idaho	10	Oregon	19
Illinois	55	Pennsylvania	45
Indiana	26	Rhode Island	5
Iowa	11	South Carolina	26
Kansas	14	South Dakota	3
Kentucky	16	Tennessee	32
Louisiana	18	Texas	133
Maine	3	Utah	15
Maryland	29	Vermont	1
Massachusetts	27	Virginia	35
Michigan	49	Washington	37
Minnesota	20	West Virginia	7
Mississippi	12	Wisconsin	21
Missouri	26	Wyoming	4
		Total	1,411

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 3, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2025, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The second quarter in fiscal 2024 and 2023 ended on August 3, 2024 and July 29, 2023, respectively.

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

Securities and Exchange Commission (SEC) Climate-Related Disclosures

In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors' oversight and risk management activities, the material impacts of these risks to us and the quantification of material impacts to us as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2026, however the new rules have been stayed by the federal courts and, as a result, the SEC has indefinitely delayed their effectiveness. The Company is currently evaluating the impact of these new rules.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(Percentage of net sales)	2024	2023	2024	2023
Cosmetics	39%	40%	40%	42%
Skincare	24%	23%	24%	22%
Haircare	20%	22%	19%	21%
Fragrance	11%	9%	11%	9%
Services	4%	4%	4%	4%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

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

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(In thousands)	2024	2023	2024	2023
Beginning balance	$391,446	$350,123	$428,788	$388,583
Additions to contract liabilities (1)	120,189	114,374	253,584	237,770
Deductions to contract liabilities (2)	(123,818)	(118,430)	(294,555)	(280,286)
Ending balance	$387,817	$346,067	$387,817	$346,067
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,170 and $8,186 at August 3, 2024 and July 29, 2023, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at August 3, 2024, February 3, 2024, and July 29, 2023. No additional goodwill was recognized during the 13 and 26 weeks ended August 3, 2024. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$88,080	$83,121	$176,235	$168,249

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	August 3,	July 29,
(In thousands)	2024	2023
Cash paid for operating lease liabilities (1)	$203,766	$196,638
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	188,686	140,750
(1)	Excludes $19,882 and $17,450 related to cash received for tenant incentives for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively.

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

As of August 3, 2024, February 3, 2024, and July 29, 2023, there were no borrowings outstanding under the credit facility.

As of August 3, 2024, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of August 3, 2024, February 3, 2024, and July 29, 2023, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $48,720, $42,653, and $42,529, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	26 Weeks Ended
	August 3,	July 29,
	2024	2023
Volatility rate	33.0%	45.0%
Average risk-free interest rate	4.4%	3.8%
Average expected life (in years)	3.5	3.4
Dividend yield	—	—

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

The Company granted 56 and 42 stock options during the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for stock options was $1,506 and $1,749 for the 13 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for stock options was $3,185 and $3,219 for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. The weighted-average grant date fair value of these stock options was $157.66 and $199.15 for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. At August 3, 2024, there was approximately $15,252 of unrecognized stock-based compensation expense related to unvested stock options.

There were 51 and 45 restricted stock units issued during the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for restricted stock units was $4,997 and $4,934 for the 13 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for restricted stock units was $9,385 and $9,293 for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. At August 3, 2024, there was approximately $39,738 of unrecognized stock-based compensation expense related to restricted stock units.

There were 71 and 33 performance-based restricted stock units issued during the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for performance-based restricted stock units was $2,687 and $5,135 for the 13 weeks ended August 3, 2024 and July 29, 2023, respectively. Stock-based compensation expense for performance-based restricted stock units was $6,702 and $9,027 for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. At August 3, 2024, there was approximately $25,089 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $81,171 for the 13 weeks ended August 3, 2024 represents an effective tax rate of 24.3%, compared to $95,989 of tax expense representing an effective tax rate of 24.2% for the 13 weeks ended July 29, 2023.

Income tax expense of $175,906 for the 26 weeks ended August 3, 2024 represents an effective tax rate of 23.7%, compared to $198,356 of tax expense representing an effective tax rate of 23.5% for the 26 weeks ended July 29, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax is effective beginning in fiscal 2024 and did not have a material impact on the consolidated financial statements for the 13 and 26 weeks ended August 3, 2024. The excise tax applies to share repurchases made after December 31, 2022.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$252,556	$300,102	$565,669	$647,153

Denominator:
Weighted-average common shares – Basic	47,505	49,617	47,815	49,885
Dilutive effect of stock options and non-vested stock	162	232	207	272
Weighted-average common shares – Diluted	47,667	49,849	48,022	50,157

Net income per common share:
Basic	$5.32	$6.05	$11.83	$12.97
Diluted	$5.30	$6.02	$11.78	$12.90

The denominator for diluted net income per common share for the 13 weeks ended August 3, 2024 and July 29, 2023 excludes 184 and 127 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended August 3, 2024 and July 29, 2023 excludes 195 and 133 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 3,	July 29,
(In thousands)	2024	2023
Shares repurchased	1,138	1,135
Total cost of shares repurchased, including excise tax	$501,846	$564,014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing labor cost pressures, and transportation and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement, Project SOAR (the replacement of our enterprise resource planning platform), and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment centers, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;

●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission, including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 3, 2024, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Today, we are the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include: a differentiated assortment of approximately 25,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,400 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

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

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2023 and into the first 26 weeks of fiscal 2024, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures are impacting consumer spending habits broadly, which we believe may have contributed to lower sales trends through the first 26 weeks of fiscal 2024. The continuation of inflationary and macroeconomic pressures could lead to a recession and further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2024 and 2023 ended on August 3, 2024 and July 29, 2023, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(Dollars in thousands)	2024	2023	2024	2023
Net sales	$2,552,087	$2,529,809	$5,277,935	$5,164,072
Cost of sales	1,573,910	1,536,197	3,229,978	3,115,603
Gross profit	978,177	993,612	2,047,957	2,048,469

Selling, general and administrative expenses	644,821	600,692	1,310,734	1,212,821
Pre-opening expenses	4,155	1,278	7,074	1,936
Operating income	329,201	391,642	730,149	833,712
Interest income, net	(4,526)	(4,449)	(11,426)	(11,797)
Income before income taxes	333,727	396,091	741,575	845,509
Income tax expense	81,171	95,989	175,906	198,356
Net income	$252,556	$300,102	$565,669	$647,153

Other operating data:
Number of stores end of period	1,411	1,362	1,411	1,362
Comparable sales	(1.2%)	8.0%	0.2%	8.7%

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 29,	August 3,	July 29,
(Percentage of net sales)	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7%	60.7%	61.2%	60.3%
Gross profit	38.3%	39.3%	38.8%	39.7%

Selling, general and administrative expenses	25.3%	23.7%	24.8%	23.5%
Pre-opening expenses	0.2%	0.1%	0.1%	0.0%
Operating income	12.9%	15.5%	13.8%	16.1%
Interest income, net	(0.2%)	(0.2%)	(0.2%)	(0.2%)
Income before income taxes	13.1%	15.7%	14.1%	16.4%
Income tax expense	3.2%	3.8%	3.3%	3.8%
Net income	9.9%	11.9%	10.7%	12.5%

Comparison of 13 weeks ended August 3, 2024 to 13 weeks ended July 29, 2023

Net sales

Net sales increased $22.3 million, or 0.9%, to $2.6 billion for the 13 weeks ended August 3, 2024 compared to $2.5 billion for the 13 weeks ended July 29, 2023. The net sales increase was primarily due to new store contribution and a $5.7 million increase in other revenue. The comparable sales decrease of 1.2% for the 13 weeks ended August 3, 2024 was driven by a 1.8% decrease in transactions and a 0.6% increase in average ticket.

Gross profit

Gross profit decreased $15.4 million, or 1.6%, to $978.2 million for the 13 weeks ended August 3, 2024, compared to $993.6 million for the 13 weeks ended July 29, 2023. Gross profit as a percentage of net sales decreased to 38.3% for the 13 weeks ended August 3, 2024, compared to 39.3% for the 13 weeks ended July 29, 2023. The decrease in gross profit margin was primarily due to lower merchandise margins and deleverage of store fixed costs, partially offset by growth in other revenue and lower inventory shrink.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $44.1 million or 7.3%, to $644.8 million for the 13 weeks ended August 3, 2024, compared to $600.7 million for the 13 weeks ended July 29, 2023. SG&A expenses as a percentage of net sales increased to 25.3% for the 13 weeks ended August 3, 2024, compared to 23.7% for the 13 weeks ended July 29, 2023, primarily due to deleverage of store payroll and benefits, corporate overhead primarily due to strategic investments, store expenses, and marketing expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $4.2 million for the 13 weeks ended August 3, 2024 compared to $1.3 million for the 13 weeks ended July 29, 2023.

Interest income, net

Interest income, net was $4.5 million for the 13 weeks ended August 3, 2024 compared to $4.4 million for the 13 weeks ended July 29, 2023. We did not have any outstanding borrowings on the credit facility as of August 3, 2024, February 3, 2024, and July 29, 2023.

Income tax expense

Income tax expense of $81.2 million for the 13 weeks ended August 3, 2024 represents an effective tax rate of 24.3%, compared to $96.0 million of income tax expense representing an effective tax rate of 24.2% for the 13 weeks ended July 29, 2023.

Net income

Net income was $252.6 million for the 13 weeks ended August 3, 2024, compared to $300.1 million for the 13 weeks ended July 29, 2023. The decrease in net income is primarily due to the $44.1 million increase in SG&A expenses, the $15.4 million decrease in gross profit, and the $2.9 million increase in pre-opening expenses, partially offset by the $14.8 million decrease in income taxes.

Comparison of 26 weeks ended August 3, 2024 to 26 weeks ended July 29, 2023

Net sales

Net sales increased $113.9 million, or 2.2%, to $5.3 billion for the 26 weeks ended August 3, 2024, compared to $5.2 billion for the 26 weeks ended July 29, 2023. The net sales increase was primarily due to new store contribution and a $14.8 million increase in other revenue. The comparable sales increase of 0.2% for the 26 weeks ended August 3, 2024 was driven by a 0.4% increase in average ticket and a 0.2% decrease in transactions.

Gross profit

Gross profit was $2.0 billion for the 26 weeks ended August 3, 2024 compared to $2.0 billion for the 26 weeks ended July 29, 2023. Gross profit as a percentage of net sales decreased to 38.8% for the 26 weeks ended August 3, 2024, compared to 39.7% for the 26 weeks ended July 29, 2023. The decrease in gross profit margin was primarily due to lower merchandise margin and deleverage of store fixed costs, partially offset by growth in other revenue.

Selling, general and administrative expenses

SG&A expenses increased $97.9 million, or 8.1%, to $1.3 billion for the 26 weeks ended August 3, 2024, compared to $1.2 billion for the 26 weeks ended July 29, 2023. SG&A expenses as a percentage of net sales increased to 24.8% for the 26 weeks ended August 3, 2024 compared to 23.5% for the 26 weeks ended July 29, 2023, primarily due to deleverage of corporate overhead primarily due to strategic investments, store payroll and benefits, store expenses, and marketing expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $7.1 million for the 26 weeks ended August 3, 2024 compared to $1.9 million for the 26 weeks ended July 29, 2023.

Interest income, net

Interest income, net was $11.4 million for the 26 weeks ended August 3, 2024 compared to $11.8 million for the 26 weeks ended July 29, 2023. We did not have any outstanding borrowings on the credit facility as of August 3, 2024, February 3, 2024, and July 29, 2023.

Income tax expense

Income tax expense of $175.9 million for the 26 weeks ended August 3, 2024 represents an effective tax rate of 23.7%, compared to $198.4 million of income tax expense representing an effective tax rate of 23.5% for the 26 weeks ended July 29, 2023.

Net income

Net income was $565.7 million for the 26 weeks ended August 3, 2024 compared to $647.2 million for the 26 weeks ended July 29, 2023. The decrease in net income is primarily due to the $97.9 million increase in SG&A expenses and the $5.1 million increase in pre-opening expenses, partially offset by the $22.5 million decrease in income taxes.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of August 3, 2024, February 3, 2024, and July 29, 2023, we had cash and cash equivalents of $414.0 million, $766.6 million, and $388.6 million, respectively.

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

The following table presents a summary of our cash flows:

	26 Weeks Ended
	August 3,	July 29,
(In thousands)	2024	2023
Net cash provided by operating activities	$358,879	$428,808
Net cash used in investing activities	(191,392)	(206,435)
Net cash used in financing activities	(520,119)	(571,623)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first 26 weeks of fiscal 2024 compared to the first 26 weeks of fiscal 2023 was mainly due to the timing of accounts payable, accrued liabilities, accrued income taxes, and prepaid expenses and other current assets, the decrease in net income, and a larger increase in merchandise inventories in the first 26 weeks of fiscal 2024, partially offset by a decrease in net other assets and liabilities.

Merchandise inventories, net were $2.0 billion at August 3, 2024 compared to $1.8 billion at July 29, 2023, representing an increase of $182.7 million or 10.1%. The increase in total inventory is primarily due to the following:

●	$72 million increase due to new brand launches;
●	$56 million increase primarily due to the opening of the new market fulfillment center in Greer, SC; and
●	$55 million increase due to the addition of 49 net new stores opened since July 29, 2023.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $186.3 million during the 26 weeks ended August 3, 2024, compared to $204.7 million during the 26 weeks ended July 29, 2023.

During the 26 weeks ended August 3, 2024, we opened 29 new stores, closed three stores, relocated two stores, and remodeled nine stores, compared to the 26 weeks ended July 29, 2023, when we opened eight new stores, closed one store, relocated three stores, and remodeled five stores.

The decrease in net cash used in investing activities in the first 26 weeks of fiscal 2024 compared to the first 26 weeks of fiscal 2023 was primarily due to lower capital expenditures for information technology systems and supply chain investments, partially offset by higher capital expenditures for new, remodeled, and relocated stores and merchandising fixtures, compared to the first 26 weeks of fiscal 2023.

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

The decrease in net cash used in financing activities in the first 26 weeks of fiscal 2024 compared to the first 26 weeks of fiscal 2023 was primarily due to a decrease in the dollar amount of share repurchases.

We had no borrowings outstanding under the credit facility as of August 3, 2024, February 3, 2024, and July 29, 2023. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 3,	July 29,
(Dollars in millions)	2024	2023
Shares repurchased	1,137,856	1,134,737
Total cost of shares repurchased, including excise tax	$501.8	$564.0

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

As of August 3, 2024, February 3, 2024, and July 29, 2023, we had no borrowings outstanding under the credit facility.

As of August 3, 2024, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of August 3, 2024, February 3, 2024, and July 29, 2023.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of August 3, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of fiscal 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
May 5, 2024 to June 1, 2024	227,498	$390.77	227,498	$1,694,463
June 2, 2024 to June 29, 2024	265,523	389.32	265,393	1,592,158
June 30, 2024 to August 3, 2024	57,299	389.99	56,961	1,570,158
13 weeks ended August 3, 2024	550,320	389.99	549,852	1,570,158
(1)	There were 549,852 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended August 3, 2024 and there were 468 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	In March 2024, we announced the 2024 Share Repurchase Program pursuant to which the Company may repurchase up to $2.0 billion of the Company’s common stock. The 2024 Share Repurchase Program revoked the previously authorized but unused amounts from the 2022 Share Repurchase Program. As of August 3, 2024, $1.6 billion remained available under the 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended August 3, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 29, 2024 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Paula M. Oyibo
Paula M. Oyibo Chief Financial Officer and Treasurer