Form 10-Q
period 2024-11-02
Ulta Beauty, Inc.
filed 2024-12-05
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 2, 2024 was 46,372,538 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	November 2,	February 3,	October 28,
(In thousands, except per share data)	2024	2024	2023
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$177,782	$766,594	$121,811
Receivables, net	213,621	207,939	202,868
Merchandise inventories, net	2,365,186	1,742,136	2,321,306
Prepaid expenses and other current assets	135,514	115,598	117,282
Prepaid income taxes	62,759	4,251	28,773
Total current assets	2,954,862	2,836,518	2,792,040

Property and equipment, net	1,264,419	1,182,335	1,117,874
Operating lease assets	1,619,055	1,574,530	1,578,316
Goodwill	10,870	10,870	10,870
Other intangible assets, net	281	510	591
Deferred compensation plan assets	48,872	43,516	38,371
Other long-term assets	60,127	58,732	56,946
Total assets	$5,958,486	$5,707,011	$5,595,008

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$593,219	$544,001	$597,373
Accrued liabilities	333,463	382,468	405,443
Deferred revenue	405,040	436,591	350,937
Current operating lease liabilities	284,985	283,821	287,786
Accrued income taxes	—	11,310	—
Short-term debt	199,700	—	195,400
Total current liabilities	1,816,407	1,658,191	1,836,939

Non-current operating lease liabilities	1,656,317	1,627,271	1,616,747
Deferred income taxes	91,729	85,921	56,874
Other long-term liabilities	65,024	56,300	55,906
Total liabilities	3,629,477	3,427,683	3,566,466

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 47,412, 49,123, and 49,458 shares issued; 46,569, 48,324, and 48,659 shares outstanding; at November 2, 2024 (unaudited), February 3, 2024, and October 28, 2023 (unaudited), respectively	474	491	495
Treasury stock-common, at cost	(106,598)	(83,032)	(82,798)
Additional paid-in capital	1,104,952	1,075,104	1,058,969
Retained earnings	1,330,181	1,286,765	1,051,876
Total stockholders’ equity	2,329,009	2,279,328	2,028,542
Total liabilities and stockholders’ equity	$5,958,486	$5,707,011	$5,595,008

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$2,530,100	$2,488,933	$7,808,035	$7,653,005
Cost of sales	1,524,456	1,496,866	4,754,434	4,612,469
Gross profit	1,005,644	992,067	3,053,601	3,040,536

Selling, general and administrative expenses	682,259	661,380	1,992,993	1,874,201
Pre-opening expenses	4,883	3,460	11,957	5,396
Operating income	318,502	327,227	1,048,651	1,160,939
Interest income, net	(1,674)	(2,497)	(13,100)	(14,294)
Income before income taxes	320,176	329,724	1,061,751	1,175,233
Income tax expense	77,997	80,241	253,903	278,597
Net income	$242,179	$249,483	$807,848	$896,636

Net income per common share:
Basic	$5.16	$5.09	$17.00	$18.08
Diluted	$5.14	$5.07	$16.93	$17.99

Weighted average common shares outstanding:
Basic	46,928	49,007	47,519	49,592
Diluted	47,092	49,226	47,710	49,846

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	November 2,	October 28,
(In thousands)	2024	2023
Operating activities
Net income	$807,848	$896,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,075	181,273
Non-cash lease expense	235,950	232,772
Deferred income taxes	5,808	1,528
Stock-based compensation expense	27,691	33,477
Loss on disposal of property and equipment	7,280	6,310
Change in operating assets and liabilities:
Receivables	(5,682)	(3,446)
Merchandise inventories	(623,050)	(717,855)
Prepaid expenses and other current assets	(19,916)	12,964
Income taxes	(69,818)	9,535
Accounts payable	54,210	41,817
Accrued liabilities	(45,777)	(34,955)
Deferred revenue	(31,551)	(43,740)
Operating lease liabilities	(250,267)	(248,469)
Other assets and liabilities	12,240	(9,836)
Net cash provided by operating activities	302,041	358,011

Investing activities
Capital expenditures	(300,536)	(311,030)
Other investments	(6,108)	(4,870)
Net cash used in investing activities	(306,644)	(315,900)

Financing activities
Borrowings from credit facility	199,700	195,400
Repurchase of common shares	(765,384)	(840,551)
Stock options exercised	9,200	9,302
Purchase of treasury shares	(23,566)	(22,328)
Debt issuance costs	(4,159)	—
Net cash used in financing activities	(584,209)	(658,177)

Net decrease in cash and cash equivalents	(588,812)	(616,066)
Cash and cash equivalents at beginning of period	766,594	737,877
Cash and cash equivalents at end of period	$177,782	$121,811

Supplemental information
Income taxes paid, net of refunds	$316,790	$266,802
Non-cash capital expenditures	47,431	53,936

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$2,279,328
Net income	—	—	—	—	—	313,113	313,113
Stock-based compensation	—	—	—	—	10,082	—	10,082
Stock options exercised and other awards	153	2	—	—	8,911	—	8,913
Purchase of treasury shares	—	—	(44)	(23,283)	—	—	(23,283)
Repurchase of common shares, including excise tax	(588)	(6)	—	—	(2,275)	(285,129)	(287,410)
Balance – May 4, 2024	48,688	$487	(843)	$(106,315)	$1,091,822	$1,314,749	$2,300,743
Net income	—	—	—	—	—	252,556	252,556
Stock-based compensation	—	—	—	—	9,190	—	9,190
Stock options exercised and other awards	5	—	—	—	283	—	283
Purchase of treasury shares	—	—	—	(176)	—	—	(176)
Repurchase of common shares, including excise tax	(550)	(6)	—	—	(2,098)	(212,332)	(214,436)
Balance – August 3, 2024	48,143	$481	(843)	$(106,491)	$1,099,197	$1,354,973	$2,348,160
Net income	—	—	—	—	—	242,179	242,179
Stock-based compensation	—	—	—	—	8,419	—	8,419
Stock options exercised and other awards	—	—	—	—	4	—	4
Purchase of treasury shares	—	—	—	(107)	—	—	(107)
Repurchase of common shares, including excise tax	(731)	(7)	—	—	(2,668)	(266,971)	(269,646)
Balance – November 2, 2024	47,412	$474	(843)	$(106,598)	$1,104,952	$1,330,181	$2,329,009

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

As of November 2, 2024, the Company operated 1,437 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	27	Montana	6
Alaska	3	Nebraska	5
Arizona	38	Nevada	16
Arkansas	11	New Hampshire	8
California	172	New Jersey	46
Colorado	27	New Mexico	7
Connecticut	21	New York	57
Delaware	4	North Carolina	47
Florida	101	North Dakota	4
Georgia	44	Ohio	48
Hawaii	4	Oklahoma	23
Idaho	10	Oregon	21
Illinois	56	Pennsylvania	46
Indiana	26	Rhode Island	5
Iowa	12	South Carolina	27
Kansas	14	South Dakota	3
Kentucky	16	Tennessee	34
Louisiana	18	Texas	138
Maine	3	Utah	17
Maryland	29	Vermont	1
Massachusetts	27	Virginia	36
Michigan	50	Washington	37
Minnesota	21	West Virginia	7
Mississippi	12	Wisconsin	22
Missouri	26	Wyoming	4
		Total	1,437

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended November 2, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2025, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The third quarter in fiscal 2024 and 2023 ended on November 2, 2024 and October 28, 2023, respectively.

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

Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures. This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and SG&A and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation, and amortization. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and disclosures.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(Percentage of net sales)	2024	2023	2024	2023
Cosmetics	41%	42%	41%	42%
Skincare	23%	22%	24%	22%
Haircare	20%	21%	19%	21%
Fragrance	10%	9%	10%	9%
Services	4%	4%	4%	4%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

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

The following table provides a summary of the changes included in deferred revenue during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(In thousands)	2024	2023	2024	2023
Beginning balance	$387,817	$346,067	$428,788	$388,583
Additions to contract liabilities (1)	124,188	107,628	279,195	250,121
Deductions to contract liabilities (2)	(114,071)	(109,304)	(310,049)	(294,313)
Ending balance	$397,934	$344,391	$397,934	$344,391
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,106 and $6,546 at November 2, 2024 and October 28, 2023, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at November 2, 2024, February 3, 2024, and October 28, 2023. No additional goodwill was recognized during the 13 and 39 weeks ended November 2, 2024. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

Other definite-lived intangible assets are amortized over their useful lives. The recoverability of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

5.Leases

The Company leases retail stores, distribution centers, fast fulfillment centers, market fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2037. All leases are classified as operating leases and generally have initial lease terms of 10 years and, when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$88,965	$84,074	$265,200	$252,323

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
	November 2,	October 28,
(In thousands)	2024	2023
Cash paid for operating lease liabilities (1)	$307,732	$296,115
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	280,476	249,826
(1)	Excludes $27,737 and $27,682 related to cash received for tenant incentives for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively.

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

As of November 2, 2024 and October 28, 2023, there was $199,700 and $195,400, respectively, outstanding under the credit facility. The weighted average interest rate was 7.15% and 8.21% for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. As of February 3, 2024, there were no borrowings outstanding under the credit facility.

As of November 2, 2024, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of November 2, 2024, February 3, 2024, and October 28, 2023, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $51,916, $42,653, and $41,633, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	39 Weeks Ended
	November 2,	October 28,
	2024	2023
Volatility rate	33.0%	45.0%
Average risk-free interest rate	4.4%	3.8%
Average expected life (in years)	3.5	3.4
Dividend yield	—	—

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

The Company granted 56 and 42 stock options during the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for stock options was $1,531 and $1,742 for the 13 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for stock options was $4,716 and $4,961 for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. The weighted-average grant date fair value of these stock options was $157.66 and $199.15 for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. At November 2, 2024, there was approximately $13,690 of unrecognized stock-based compensation expense related to unvested stock options.

There were 53 and 48 restricted stock units issued during the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for restricted stock units was $5,176 and $4,959 for the 13 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for restricted stock units was $14,561 and $14,252 for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. At November 2, 2024, there was approximately $33,877 of unrecognized stock-based compensation expense related to restricted stock units.

There were 71 and 33 performance-based restricted stock units issued during the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for performance-based restricted stock units was $1,712 and $5,237 for the 13 weeks ended November 2, 2024 and October 28, 2023, respectively. Stock-based compensation expense for performance-based restricted stock units was $8,414 and $14,264 for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. At November 2, 2024, there was approximately $17,805 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $77,997 for the 13 weeks ended November 2, 2024 represents an effective tax rate of 24.4%, compared to $80,241 of tax expense representing an effective tax rate of 24.3% for the 13 weeks ended October 28, 2023.

Income tax expense of $253,903 for the 39 weeks ended November 2, 2024 represents an effective tax rate of 23.9%, compared to $278,597 of tax expense representing an effective tax rate of 23.7% for the 39 weeks ended October 28, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax is effective beginning in fiscal 2024 and did not have a material impact on the consolidated financial statements for the 13 and 39 weeks ended November 2, 2024. The excise tax applies to share repurchases made after December 31, 2022.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$242,179	$249,483	$807,848	$896,636

Denominator:
Weighted-average common shares – Basic	46,928	49,007	47,519	49,592
Dilutive effect of stock options and non-vested stock	164	219	191	254
Weighted-average common shares – Diluted	47,092	49,226	47,710	49,846

Net income per common share:
Basic	$5.16	$5.09	$17.00	$18.08
Diluted	$5.14	$5.07	$16.93	$17.99

The denominator for diluted net income per common share for the 13 weeks ended November 2, 2024 and October 28, 2023 excludes 176 and 124 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended November 2, 2024 and October 28, 2023 excludes 206 and 144 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

In March 2024, the Board of Directors authorized a share repurchase program (the March 2024 Share Repurchase Program) pursuant to which the Company could repurchase up to $2,000,000 of the Company’s common stock. The March 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the 2022 Share Repurchase Program. The March 2024 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In October 2024, the Board of Directors authorized a new share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3,000,000 of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the March 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	November 2,	October 28,
(In thousands)	2024	2023
Shares repurchased	1,869	1,821
Total cost of shares repurchased, including excise tax	$771,492	$848,356

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

Today, we are the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, and salon services. Key aspects of our business include: a differentiated assortment of approximately 25,000 beauty and wellness products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,400 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities across four foundational focus areas: 1) Assortment: curating the best of all things beauty and wellness for all beauty enthusiasts; 2) Experience: fostering authentic, empowering human connections that inspire, delight and engage guests at every touchpoint; 3) Access: engaging our guests wherever they want to shop by expanding our reach through seamless and immersive omnichannel experiences; and 4) Loyalty: building lifelong loyalty and brand love through member growth and personalization. We operate in an attractive and growing U.S. beauty products and salon services industry, and believe our strong operating model, competitive advantages, and financial foundation, paired with our investments to drive our growth, position us to capture additional market share in the industry.

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

Over the long term, our growth strategy is to drive profitable growth and market share leadership in beauty and wellness through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to drive revenue growth, leverage fixed costs, improve merchandise margin, increase operating efficiencies, and grow other revenue, partially offset by incremental investments in new stores and technology to enhance the guest experience, people, assortment, advertising, and depreciation.

Current Trends

Industry trends

Our research indicates that Ulta Beauty has captured meaningful market share across all categories over the last several years. The overall beauty market expanded in 2023 and into the first 39 weeks of fiscal 2024, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures have impacted consumer spending habits broadly, which we believe may have contributed to lower sales trends through the first 39 weeks of fiscal 2024. The continuation of inflationary and macroeconomic pressures could lead to a recession and further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2024 and 2023 ended on November 2, 2024 and October 28, 2023, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(Dollars in thousands)	2024	2023	2024	2023
Net sales	$2,530,100	$2,488,933	$7,808,035	$7,653,005
Cost of sales	1,524,456	1,496,866	4,754,434	4,612,469
Gross profit	1,005,644	992,067	3,053,601	3,040,536

Selling, general and administrative expenses	682,259	661,380	1,992,993	1,874,201
Pre-opening expenses	4,883	3,460	11,957	5,396
Operating income	318,502	327,227	1,048,651	1,160,939
Interest income, net	(1,674)	(2,497)	(13,100)	(14,294)
Income before income taxes	320,176	329,724	1,061,751	1,175,233
Income tax expense	77,997	80,241	253,903	278,597
Net income	$242,179	$249,483	$807,848	$896,636

Other operating data:
Number of stores end of period	1,437	1,374	1,437	1,374
Comparable sales	0.6%	4.5%	0.3%	7.3%

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 28,	November 2,	October 28,
(Percentage of net sales)	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3%	60.1%	60.9%	60.3%
Gross profit	39.7%	39.9%	39.1%	39.7%

Selling, general and administrative expenses	27.0%	26.6%	25.5%	24.5%
Pre-opening expenses	0.2%	0.1%	0.2%	0.1%
Operating income	12.6%	13.1%	13.4%	15.2%
Interest income, net	(0.1%)	(0.1%)	(0.2%)	(0.2%)
Income before income taxes	12.7%	13.2%	13.6%	15.4%
Income tax expense	3.1%	3.2%	3.3%	3.6%
Net income	9.6%	10.0%	10.3%	11.7%

Comparison of 13 weeks ended November 2, 2024 to 13 weeks ended October 28, 2023

Net sales

Net sales increased $41.2 million, or 1.7%, to $2.53 billion for the 13 weeks ended November 2, 2024 compared to $2.49 billion for the 13 weeks ended October 28, 2023. The net sales increase was primarily due to new store contribution, partially offset by a $4.9 million decline in other revenue. The comparable sales increase of 0.6% for the 13 weeks ended November 2, 2024 was driven by a 0.5% increase in transactions and a 0.1% increase in average ticket.

Gross profit

Gross profit increased $13.6 million, or 1.4%, to $1.0 billion for the 13 weeks ended November 2, 2024, compared to $992.1 million for the 13 weeks ended October 28, 2023. Gross profit as a percentage of net sales decreased to 39.7% for the 13 weeks ended November 2, 2024, compared to 39.9% for the 13 weeks ended October 28, 2023. The decrease in gross profit margin was primarily due to deleverage of store and supply chain fixed costs and lower other revenue, partially offset by favorable channel mix and lower inventory shrink.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $20.9 million, or 3.2%, to $682.3 million for the 13 weeks ended November 2, 2024, compared to $661.4 million for the 13 weeks ended October 28, 2023. SG&A expenses as a percentage of net sales increased to 27.0% for the 13 weeks ended November 2, 2024, compared to 26.6% for the 13 weeks ended October 28, 2023, primarily due to deleverage of store payroll and benefits and corporate overhead, primarily due to strategic investments, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $4.9 million for the 13 weeks ended November 2, 2024 compared to $3.5 million for the 13 weeks ended October 28, 2023.

Interest income, net

Interest income, net was $1.7 million for the 13 weeks ended November 2, 2024 compared to $2.5 million for the 13 weeks ended October 28, 2023. As of November 2, 2024 and October 28, 2023, we had $199.7 million and $195.4 million, respectively, outstanding under the credit facility. We did not have any outstanding borrowings on the credit facility as of February 3, 2024.

Income tax expense

Income tax expense of $78.0 million for the 13 weeks ended November 2, 2024 represents an effective tax rate of 24.4%, compared to $80.2 million of income tax expense representing an effective tax rate of 24.3% for the 13 weeks ended October 28, 2023.

Net income

Net income was $242.2 million for the 13 weeks ended November 2, 2024, compared to $249.5 million for the 13 weeks ended October 28, 2023. The decrease in net income is primarily due to the $20.9 million increase in SG&A expenses and the $1.4 million increase in pre-opening expenses, partially offset by the $13.6 million increase in gross profit and the $2.2 million decrease in income taxes.

Comparison of 39 weeks ended November 2, 2024 to 39 weeks ended October 28, 2023

Net sales

Net sales increased $155.0 million, or 2.0%, to $7.8 billion for the 39 weeks ended November 2, 2024, compared to $7.7 billion for the 39 weeks ended October 28, 2023. The net sales increase was primarily due to new store contribution and a $10.0 million increase in other revenue. The comparable sales increase of 0.3% for the 39 weeks ended November 2, 2024 was driven by a 0.3% increase in average ticket.

Gross profit

Gross profit was $3.1 billion for the 39 weeks ended November 2, 2024 compared to $3.0 billion for the 39 weeks ended October 28, 2023. Gross profit as a percentage of net sales decreased to 39.1% for the 39 weeks ended November 2, 2024, compared to 39.7% for the 39 weeks ended October 28, 2023. The decrease in gross profit margin was primarily due to lower merchandise margin, partially offset by deleverage of store fixed costs.

Selling, general and administrative expenses

SG&A expenses increased $118.8 million, or 6.3%, to $2.0 billion for the 39 weeks ended November 2, 2024, compared to $1.9 billion for the 39 weeks ended October 28, 2023. SG&A expenses as a percentage of net sales increased to 25.5% for the 39 weeks ended November 2, 2024, compared to 24.5% for the 39 weeks ended October 28, 2023, primarily due to deleverage of corporate overhead due to strategic investments and deleverage of store payroll and benefits, and store expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $12.0 million for the 39 weeks ended November 2, 2024 compared to $5.4 million for the 39 weeks ended October 28, 2023.

Interest income, net

Interest income, net was $13.1 million for the 39 weeks ended November 2, 2024 compared to $14.3 million for the 39 weeks ended October 28, 2023. As of November 2, 2024 and October 28, 2023, we had $199.7 million and $195.4 million, respectively, outstanding under the credit facility. We did not have any outstanding borrowings on the credit facility as of February 3, 2024.

Income tax expense

Income tax expense of $253.9 million for the 39 weeks ended November 2, 2024 represents an effective tax rate of 23.9%, compared to $278.6 million of income tax expense representing an effective tax rate of 23.7% for the 39 weeks ended October 28, 2023.

Net income

Net income was $807.8 million for the 39 weeks ended November 2, 2024 compared to $896.6 million for the 39 weeks ended October 28, 2023. The decrease in net income is primarily due to the $118.8 million increase in SG&A expenses and the $6.6 million increase in pre-opening expenses, partially offset by the $24.7 million decrease in income taxes and the $13.1 million increase in gross profit.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of November 2, 2024, February 3, 2024, and October 28, 2023, we had cash and cash equivalents of $177.8 million, $766.6 million, and $121.8 million, respectively.

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

The following table presents a summary of our cash flows:

	39 Weeks Ended
	November 2,	October 28,
(In thousands)	2024	2023
Net cash provided by operating activities	$302,041	$358,011
Net cash used in investing activities	(306,644)	(315,900)
Net cash used in financing activities	(584,209)	(658,177)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first 39 weeks of fiscal 2024 compared to the first 39 weeks of fiscal 2023 was mainly due to the decrease in net income, the timing of accrued income taxes, prepaid expenses and other current assets, accrued liabilities, accounts payable, and deferred revenue, partially offset by a lower increase in merchandise inventories in the first 39 weeks of fiscal 2024, a decrease in net other assets and liabilities, and an increase in depreciation and amortization.

Merchandise inventories, net were $2.4 billion at November 2, 2024 compared to $2.3 billion at October 28, 2023, representing an increase of $43.9 million or 1.9%. The increase in total inventory is primarily due to the addition of 63 net new stores opened since October 28, 2023.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $300.5 million during the 39 weeks ended November 2, 2024, compared to $311.0 million during the 39 weeks ended October 28, 2023.

During the 39 weeks ended November 2, 2024, we opened 57 new stores, closed five stores, relocated two stores, and remodeled 36 stores, compared to the 39 weeks ended October 28, 2023, when we opened 20 new stores, closed one store, relocated five stores, and remodeled 16 stores.

The decrease in net cash used in investing activities in the first 39 weeks of fiscal 2024 compared to the first 39 weeks of fiscal 2023 was primarily due to lower capital expenditures for information technology systems, supply chain investments, and store maintenance, partially offset by higher capital expenditures for new, remodeled, and relocated stores and merchandising fixtures, compared to the first 39 weeks of fiscal 2023.

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

The decrease in net cash used in financing activities in the first 39 weeks of fiscal 2024 compared to the first 39 weeks of fiscal 2023 was primarily due to a decrease in the dollar amount of share repurchases.

As of November 2, 2024 and October 28, 2023, we had $199.7 million and $195.4 million, respectively, outstanding under the credit facility. We did not have any outstanding borrowings on the credit facility as of February 3, 2024.

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

In March 2024, the Board of Directors authorized a share repurchase program (the March 2024 Share Repurchase Program) pursuant to which the Company could repurchase up to $2.0 billion of the Company’s common stock. The March 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the 2022 Share Repurchase Program. The March 2024 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In October 2024, the Board of Directors authorized a new share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3.0 billion of the Company’s common stock. The October 2024 Share Repurchase Program authorization revokes the previously authorized but unused amounts from the March 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	November 2,	October 28,
(Dollars in millions)	2024	2023
Shares repurchased	1,869,314	1,821,426
Total cost of shares repurchased, including excise tax	$771.5	$848.4

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

As of November 2, 2024 and October 28, 2023, we had $199.7 million and $195.4 million, respectively, outstanding under the credit facility. The weighted average interest rate was 7.15% and 8.21% for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. As of February 3, 2024, we had no borrowings outstanding under the credit facility.

As of November 2, 2024, we were in compliance with all terms and covenants of the Loan Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We had $199.7 million and $195.4 million outstanding on the credit facility as of November 2, 2024 and October 28, 2023, respectively. We did not have any outstanding borrowings on the credit facility as of February 3, 2024.

A hypothetical 1% increase in interest rates on variable rate debt would not have a material impact on our operating income for the 39 weeks ended November 2, 2024.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of November 2, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of fiscal 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
August 4, 2024 to August 31, 2024	226,000	$345.91	226,000	$1,492,756
September 1, 2024 to September 28, 2024	193,542	385.24	193,436	1,418,971
September 29, 2024 to November 2, 2024	312,205	374.81	312,022	2,945,284
13 weeks ended November 2, 2024	731,747	368.64	731,458	2,945,284
(1)	There were 731,458 shares repurchased during the 13 weeks ended November 2, 2024 and there were 289 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	We may repurchase up to $3.0 billion of the Company’s common stock under the October 2024 Share Repurchase Program, which revoked the previously authorized but unused amounts under the March 2024 Share Repurchase Program. As of November 2, 2024, $2.9 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended November 2, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 5, 2024 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ David C. Kimbell
David C. Kimbell Chief Executive Officer and Director

By:	/s/ Paula M. Oyibo
Paula M. Oyibo Chief Financial Officer and Treasurer