Form 10-K
period 2025-02-01
Ulta Beauty, Inc.
filed 2025-03-27
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 2, 2024, as reported on the NASDAQ Global Select Market, was approximately $12,737,625,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 25, 2025 was 45,309,488 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2025.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies” or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation and elevated interest rates, as well as prior labor, transportation, and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions, tariffs, and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment center, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended February 1, 2025, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

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

One-of-a-kind Assortment. We offer guests a differentiated assortment of approximately 29,000 products from approximately 600 established and emerging beauty brands across a variety of categories and price points. We offer a wide selection of beauty and wellness categories, from mass to prestige price points, across cosmetics, fragrance, haircare, skincare, bath and body products, professional hair products, and salon styling tools.

Store Footprint. We operate more than 1,400 stores predominantly located in convenient, high-traffic locations. With a bright and open store environment, we make it easy for guests to discover new products and services. Our store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. We also offer beauty services in nearly every store, including a full-service hair salon and a BenefitTM Brow Bar. In addition to our free-standing locations, through our partnership with Target Corporation we have more than 600 Ulta Beauty at Target shop-in-shops which provide guests with a highly-curated, prestige beauty assortment in a unique and elevated presentation in 1,000 square feet of dedicated space within certain Target locations.

Leading Digital Experiences. Through our website, Ulta.com, and our mobile applications, we offer guests convenient, immersive, and personalized digital experiences. Our digital channels enable always-on shopping and discovery, and our diverse fulfillment options, including buy online pick-up in store, buy online pick-up curbside, ship from store, ship from distribution center, and same-day delivery, provide guests with value and convenience. In addition to e-commerce platforms, we offer guests a variety of unique digital experiences, including virtual try-on and skin analysis tools, which leverage augmented reality capabilities and artificial intelligence tools to provide guests with personalized experiences.

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

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels — department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. We estimate there are approximately 140 million beauty enthusiasts in the U.S.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and our Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Our strategy

We target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty, and historically, this connection has not diminished in softer economic environments. Our proprietary consumer research confirms engagement with the beauty category remains strong. Strong engagement paired with increasing use of social media and the convergence of beauty and wellness has invited even more consumers into the beauty category and expanded the addressable market. At the same time, the beauty landscape is evolving and guest expectations are rising, which will require continued innovation and investment to further our leadership position.

Reflecting our understanding about how the consumer and beauty category are evolving, in 2024 we refreshed our strategic framework. Through a focus on four foundational areas, our strategies are designed to position Ulta Beauty as the destination for beauty enthusiasts for a lifetime, drive market share leadership in beauty and wellness, and deliver long-term profitable growth.

Assortment: Curating the best of all things beauty and wellness for all beauty enthusiasts. Beauty enthusiasts enjoy the experience of discovering and trying new products and consider beauty very much part of their self-care and wellness journey. Reflecting these insights, our objective is to engage and continuously delight beauty enthusiasts with a curated, differentiated beauty and wellness assortment. We intend to drive product newness through a differentiated portfolio of exclusive, emerging and established brands, including Ulta Beauty Collection, and accelerate our leadership position in wellness with an expanded assortment and elevated experience.

Experience: Fostering authentic, empowering human connections that inspire, delight and engage guests at every touchpoint. The guest experience is central to driving guest love and loyalty. Our consumer research suggests there are several important experience elements that are most critical to the beauty enthusiast including: creating a welcoming and inclusive environment, providing trusted guidance, offering convenience and ease, and delivering fun and immersion. To deliver on these critical needs and foster authentic, empowering human connections that inspire, delight and engage guests at every touchpoint, we intend to enhance the in-store experience by investing in our best-in-class store associates and stylists, distinct service offerings, and signature events and heighten omnichannel satisfaction, meeting every guest where they are with a robust suite of offerings and increased convenience.

Loyalty: Building lifelong loyalty and brand love through member growth and personalization. To understand longer-term shifts in consumer values, perceptions, and behaviors, as well as of-the-moment insights, we have developed a robust consumer research capability. In addition, with more than 95% of total sales coming from our 44.6 million active Ulta Beauty Rewards loyalty program members, we have unique insights about customer preferences and behavior. Based on our proprietary insights, we know beauty enthusiasts have an emotional, personal, and deep connection with beauty. Social media contributes to this connection, and we expect the influence and reach of beauty will continue to grow as engagement with social platforms increases. To build lifelong loyalty and brand love, we intend to deepen guest engagement through community building and advanced personalization with the goal of expanding our loyalty program from approximately 44 million to 50 million members by 2028 by reaching new segments of beauty enthusiasts.

Access: Engaging our guests wherever they want to shop by expanding our reach through seamless and immersive omnichannel experiences. Beauty enthusiasts continue to demonstrate their commitment to and preference for the in-person shopping experience, while also embracing the use of online shopping to supplement discovery and convenience. We have built a powerful omnichannel ecosystem that enables guests to shop in ways most convenient to them, whether in stores, on our app or website, or through our partnership with Ulta Beauty at Target. In addition, we have increased our fulfillment options, providing guests with choice, convenience, and speed. To achieve our objective of engaging our guests by expanding our reach, we intend to accelerate new store openings, targeting more than 1,800 stores over the long term; elevate digital engagement by fueling discovery through continued innovation and streamlining the shopping experience; and grow beyond our traditional channels through our partnership with Target Corporation and through international expansion in Mexico and the Middle East.

Culture and Talent: Underpinning our strategy with exceptional people, culture, and execution. We have developed and nurtured a guest and associate-centric, values-based, and high-performance culture. We are focused on reenergizing the core tenets of our culture on how we lead with a winning mindset and how we live our values to care for our guests and for each other. We have talented associates and leaders, and we value and encourage collaboration and enterprise thinking. To support our growth and enhance the guest experience, we will continue to attract, develop and retain talent at all levels and in all functional areas, and we will continue to work to create an environment that positions our associates to fully contribute and have opportunities for growth. We have achieved our success through strong operational execution.

Our market

We operate within the large and growing U.S. beauty products and salon services industry. In 2024, this market represented approximately $186 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2024, the beauty products industry totaled approximately $118 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. We estimate that Ulta Beauty had only a 9% share of the $118 billion beauty product industry. Within this market, we compete across all major categories as well as a range of price points by offering prestige, mass, and salon products. In 2024, the salon services industry totaled approximately $68 billion and included hair, skin, and nail services. We estimate that Ulta Beauty had less than 1% share of this industry. We have full-service hair salons in substantially every store and operate brow bars in most of our stores, as well as makeup and ear piercing services through our salons. In addition, we offer skin services in approximately 150 locations.

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

Stores

Our member data and customer research suggests our guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In our fiscal year ended February 1, 2025 (fiscal 2024), 75% of our loyalty members transacted with us solely in one of our stores. Our retail stores are predominantly located in convenient, high-traffic locations such as power strip centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. We also have a smaller footprint store prototype ranging between approximately 5,000 and 7,500 square feet which provides increased flexibility to enter smaller markets or shopping centers.

We offer a full range of beauty services in our stores, focusing on hair, makeup, brow, and skin services. The vast majority of our stores include an open and modern salon area, with most of our stores offering brow services on the salon floor. In addition, stores offering skin services include a skin treatment room or dedicated skin treatment area on the sales floor. The salon features a concierge desk, approximately five to ten stations, and a shampoo and hair color processing area. We employ highly skilled, licensed professional stylists and estheticians who offer services as well as educational experiences, including consultations, styling lessons, makeup applications, skincare services, and at-home care recommendations.

In addition to opening new stores, we also remodeled and relocated certain stores, as shown in the following table:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Total stores beginning of period	1,385	1,355	1,308
Stores opened	66	33	47
Stores closed	(6)	(3)	–
Total stores end of period	1,445	1,385	1,355

Total square footage	15,110,170	14,515,593	14,200,403
Average square footage per store	10,457	10,481	10,480

Stores remodeled	41	18	20
Stores relocated	2	7	12

Our real estate vision is to make Ulta Beauty accessible and convenient to more consumers across a variety of markets and is a key driver of how we plan to expand our market share over time. We believe that over the long term, we have the potential to grow our store footprint to more than 1,800 freestanding Ulta Beauty stores in the United States.

We leverage a variety of insights to identify the best new store locations and optimize our current store locations, including beauty market share information and insights from our loyalty members. This insight-led, analytical approach to site selection has resulted in a high performing real estate portfolio. The average investment required to open a new Ulta Beauty store is approximately $2.1 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. Our net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location and store size.

Our traditional layout is organized by price point, with prestige makeup and skincare on one side of the store and mass makeup and skincare on the other. As part of our ongoing efforts to enhance and evolve our in-store experience to engage our guests, we also have a layout in select stores that brings together like categories with intuitive adjacencies to magnify our differentiated assortment. This additional layout features elevated gondolas to showcase key, iconic, and service brands and Beauty Bars that offer our brow and makeup services, support in-store events, and highlight beauty-in-action. In addition, select store layouts may vary due to square footage or location.

Digital platform

In addition to store expansion, we continue to expand our digital capabilities as more of our guests choose to engage with us across physical and digital platforms. In fiscal 2024, 18% of our loyalty members shopped both in Ulta Beauty stores and through our digital platforms. Our omnichannel guests are extremely valuable, historically spending nearly three times as much as retail-only guests.

Our e-commerce platform has two key roles: generating direct channel sales and profits by engaging our guests in an interactive, enjoyable way that reinforces the Ulta Beauty brand; and driving traffic to our stores, website, and native applications. As part of our digital store transformation, we recently completed a large-scale upgrade of our digital and e-commerce infrastructure to enable us to deliver immersive commerce experiences and position our e-commerce business for growth and scalability. We continue to develop and add new website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. In 2024, we launched Ulta Beauty Community, an online destination where beauty enthusiasts can connect and engage with one another over their shared joy for all things beauty. We continue to grow our digital business by providing our guests with a unique, rich online experience, with personalized recommendations, expanded assortments, engaging experiences, including virtual try-on and analysis capabilities, and social media content.

We continue to improve our order fulfillment capabilities with increased speed of delivery through existing distribution centers, fast fulfillment center (e-commerce only), market fulfillment centers, and select retail stores, through more efficient processes designed for e-commerce order fulfillment. In addition to ship to home order fulfillment, we offer guests “Buy Online, Pick-up in Store,” “Curbside Pickup,” and “Store 2 Door,” which provides the ability for customers to order in-store and have products delivered to their homes. In addition, we offer same-day delivery for e-commerce orders in virtually all markets.

Partnerships

To expand loyalty member engagement and introduce new guests to Ulta Beauty, we have a partnership with Target Corporation to create Ulta Beauty at Target, a “shop-in-shop” concept that offers a curated assortment of more than 60 established and emerging prestige brands across a variety of categories. Co-designed by Ulta Beauty and Target, the Ulta Beauty at Target shop is intended to reflect the Ulta Beauty experience with a unique and elevated presentation in 1,000 square feet of dedicated space separate but adjacent to Target’s core beauty department. The shop is staffed by Target team members who are trained by Ulta Beauty to provide recommendations and answer product questions. Members in our loyalty program, Ulta Beauty Rewards, can earn points for purchases made in the Ulta Beauty at Target shop. Loyalty points can only be redeemed in Ulta Beauty stores, on Ulta.com or through our mobile applications. As of February 1, 2025, Ulta Beauty at Target was available in over 600 Target locations and on target.com. Over time, we believe Ulta Beauty at Target could be in up to 800 Target locations, in addition to our freestanding Ulta Beauty stores.

We are committed to growing our business outside of the U.S. through international expansion in Mexico and the Middle East. In Mexico, we have a joint venture partnership with Grupo Axo, an experienced operator of global brands to launch and operate Ulta Beauty in Mexico beginning in 2025. In the Middle East, we entered into a franchise partnership with Alshaya Group, a leading international franchise operator, whereby Alshaya will license the Ulta Beauty brand name and operating model in the Middle East.

Merchandising

Overview

We offer one of the most extensive product and brand selections in our industry, including a broad assortment of branded and private label beauty and wellness products in cosmetics, fragrance, haircare, skincare, bath and body products, and salon styling tools. Across our stores, Ulta.com and our mobile applications, we offer approximately 29,000 products from approximately 600 well-established and emerging beauty and wellness brands across all categories and price points, including Ulta Beauty’s own private label, Ulta Beauty Collection. Our merchandising team continually monitors beauty and wellness trends, sales trends, and new product launches to keep Ulta Beauty’s product assortment fresh and relevant and to ensure that our assortment reflects the diversity of our guests. We believe our broad selection of merchandise, from moderately-priced brands to higher-end luxury brands, creates a unique shopping experience for our guests.

In addition to our partners’ brands, we believe our recently relaunched private label brand, Ulta Beauty Collection, is a strategically important opportunity for growth and profit contribution. Our objective is to provide quality, trend-right private label products to continue to strengthen our guests’ perception of Ulta Beauty, and serve as an important pillar of the Conscious Beauty at Ulta Beauty® program. Ulta Beauty manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance our brand image. Ulta Beauty Collection has been certified in the Clean Ingredients and Cruelty Free pillars within the Conscious Beauty at Ulta Beauty® program. We also offer products such as Tarte Double Duty Beauty cosmetics and IT Brushes for Ulta that are permanently exclusive to Ulta Beauty. Similarly, we offer a number of brands and products that are exclusive for a limited period of time or are offered in advance of our competitors, such as Morphe, Peach & Lily, and R.E.M Beauty. Ulta Beauty Collection and permanent Ulta Beauty exclusive products represented approximately 4% of our net sales in fiscal 2024. Both permanent and temporary exclusive products represented approximately 9% of our net sales in fiscal 2024.

Categories

We offer a balanced portfolio across six primary categories: (1) cosmetics; (2) skincare; (3) haircare; (4) fragrance; (5) services; and (6) other, which includes other revenue sources such as the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

The following table sets forth the approximate percentage of net sales attributed to each category for the periods presented:

	Fiscal year ended
	February 1,	February 3,	January 28,
(Percentage of net sales)	2025	2024	2023
Cosmetics	39%	41%	42%
Skincare	23%	22%	20%
Haircare	19%	20%	22%
Fragrance	13%	11%	11%
Services	4%	4%	3%
Other	2%	2%	2%
	100%	100%	100%

Organization

Our merchandising team consists of a Chief Merchandising and Digital Officer who oversees the Senior Vice President of Cosmetics, Fragrance and Private Label and the Senior Vice President of Haircare, Skincare, Bodycare and Wellness, who in turn oversee category Vice Presidents who in turn oversee Divisional Merchandise Managers and their teams of buyers. Our Chief Merchandising and Digital Officer also oversees our e-commerce business and our centralized merchandise planning and forecasting group to ensure consistent execution across our omnichannel platforms and our planogram team.

In stores, we present products in an open-sell environment using centrally produced planograms (detailed schematics showing product placement in the store) and promotional merchandising planners. Our planogram team assists the merchants and inventory teams to keep new products flowing into stores on a timely basis. All major product categories undergo planogram revisions on a regular basis, and adjustments are made to assortment mix and product placement based on current sales trends. Our visual marketing team works with our merchandising team to develop strategic placement of promotional merchandise, functional and educational signage, and creative product presentation standards in all of our stores. All stores receive centrally produced promotional merchandising planners to ensure consistent implementation of our marketing programs.

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

Brand partnerships

We have strong, active relationships with our brand partners. Our top ten brand partners, such as L’Oréal and Estée Lauder Companies, among others, represented 54% and 55% of our total net sales in fiscal 2024 and our fiscal year ended February 3, 2024 (fiscal 2023), respectively. We believe our brand partners view us as a significant distribution channel for growth and brand enhancement, and we work closely with them to market both new and existing brands.

All brand partners and respective subcontractors and their facilities are subject to the applicable Ulta Vendor Standards, which set forth the ethical, legal, social, and workplace standards to meet in order to do business with Ulta Beauty. In addition to complying with Ulta Vendor Standards, many brand partners have committed to help advance our mission to maintain the beauty of our environment and minimize our impact on the world around us by offering sustainable packaging. We have made a commitment that 50% of packaging from products sold at our stores will be recyclable, refillable, or made from recycled or bio-sourced materials by the end of fiscal 2025.

Marketing and advertising

We employ a multi-faceted marketing strategy to increase brand awareness, drive traffic to our stores, website, and mobile applications, acquire new loyalty program members, improve guest retention, increase frequency of shopping, and increase spend per member. We communicate with our guests and prospective guests through multiple vehicles, including print advertising, digital and social media, television and radio. These vehicles highlight the breadth of our selection of prestige, mass and salon beauty products, new products and services, and special offers, as well as build an emotional connection with guests. Our comprehensive public relations strategy enhances Ulta Beauty’s reputation as a beauty destination, increases brand awareness, and drives awareness of new products, in-store events, and new store openings.

The Ulta Beauty Rewards loyalty program is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Our CRM platform enables sophisticated analysis of the customer data in our loyalty member database as well as greater personalization of our marketing campaigns, digital experiences, and day-to-day communications. Our data demonstrates that loyalty members spend more per visit as compared to non-members. Ulta Beauty Rewards enables customers to earn points based on their purchases at Ulta Beauty stores, through our digital platforms, and at Ulta Beauty at Target. Points earned are valid for at least one year and may be redeemed on any product we sell or service we provide in Ulta Beauty stores or through our digital platforms. To enhance our loyalty program, we offer co-branded and private label credit cards. The credit cards drive higher wallet share and greater loyalty from our rewards members, provide increased consumer insights, and offer attractive economics.

We are directing a growing percentage of our marketing expense towards digital, social media, and streaming advertising. We believe these channels are highly effective in communicating with existing guests, as well as driving consideration amongst those who have not yet shopped with us. In social media channels, influencers and affiliates play an important role in beauty, and we engage talent from our UB Collective, our affiliate program, and Ulta Beauties, our associate ambassador program to support our marketing efforts. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with our national TV and radio advertising, has helped us increase brand awareness and consideration among those not familiar with Ulta Beauty, which we believe has resulted in new guests.

Retail media network

We have a deep understanding of our Ulta Beauty Rewards loyalty members and their preferences. This unique understanding, combined with our ongoing investment in data analytics and CRM capabilities, enables us to create personalized experiences and value for our guests and has unlocked new ways for us to support our brand partners and drive additional vendor income. In 2022, we launched our retail media network, UB Media, to transform the way our brand partners can connect with beauty enthusiasts. UB Media offers brands a suite of media and advertising capabilities that aim to personalize guest engagement and drive the acquisition of new guests.

Staffing and operations

Retail stores

Our current Ulta Beauty store format is typically staffed with a general manager, a services manager, and three associate managers, along with approximately 28 full- and part-time associates, including approximately four to eight prestige advisors and five to ten licensed salon professionals. The management team in each store reports to the General Manager. The General Manager oversees all store activities including salon management, inventory management, merchandising, cash management, scheduling, hiring, and guest services. Members of store management receive bonuses depending on their position and based upon various performance metrics. Each General Manager reports to a District Manager, who in turn reports to a Regional Vice President of Operations, who in turn reports to a Senior Vice President of Stores, who in turn reports to the Chief Retail Officer, who in turn reports to the Chief Executive Officer. Each store team receives additional support from time to time from recruiting specialists for the retail and salon operations, regionally based talent development managers, a field loss prevention team, service district educators and service district leaders, and brand partners.

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

Supply chain

Our vision is to build and operate a dynamic and agile end-to-end supply chain that improves operational efficiency, performance, and guest experience to fuel organizational growth effectively. This includes enhanced systems and processes as well as a modernized distribution center network to support our new store and e-commerce growth. We operate four regional distribution centers and two market fulfillment centers that support both stores and e-commerce demand, and one fast fulfillment center that supports e-commerce orders only. Market fulfillment centers are smaller than our regional distribution centers and focus on our most productive products enabling us to improve service and responsiveness, especially in markets with high store and population density. In addition, approximately 500 stores fulfill e-commerce orders as part of our ship-from-store program.

Inventory is shipped from our suppliers to our distribution centers, market fulfillment centers and fast fulfillment center. We replenish our stores with such products primarily in eaches (i.e., less-than-case quantities), which allows us to ship less than an entire case when only one or two of a particular product is required. Our distribution centers, market fulfillment centers, and fast fulfillment center use warehouse management software systems to manage inventory to support product purchase decisions. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

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

The following table sets forth the approximate number of associates employed as of February 1, 2025:

Full-time	20,000
Part-time	38,000
Total associates	58,000

We have no collective bargaining agreements and have not experienced any work stoppages. We believe we have good relationships with our associates.

Diversity, equity, and inclusion

The beauty industry is inherently diverse, and because of that, we embed inclusion efforts through a cross-functional approach, led by our Chief Executive Officer, to ensure teams remain energized and motivated to lead in this critical space. At Ulta Beauty, our mission is to make beauty accessible, inclusive, and empowering for everyone. Ulta Beauty believes that everyone deserves to feel good in their own skin. We believe that when you are free to be your full self, you feel like you belong. As a values-driven company, we believe we have a responsibility to drive inclusivity and a sense of belonging for our guests and associates. We accomplish this through evolving our assortment to ensure we offer relevant products to our diverse customer base, inclusive recruitment strategies, dedicating time to celebrate diversity and inclusion, and encouraging associates to build personal habits through everyday inclusive actions.

In addition, we aim to ensure that all in-store experiences are equitable, fair, and unbiased. We take action to support this goal by providing quarterly trainings for in-store associates and providing weekly learning opportunities to focus on guest perspectives and reinforce key takeaways. We offer similar training across the organization to help key decision-makers and associates in their own learning journeys and support our Champion Diversity value and inclusion competency.

The following table sets forth key metrics as of February 1, 2025:

	Board of		All Other
	Directors	Leadership	Associates
Women	64%	67%	91%
Men	36%	33%	9%
People of color	36%	28%	57%

Oversight and management

We strive to make sure that our associates are at the heart of every decision we make. The Chief Human Resources Officer, along with the entire executive team, is responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent and the design of associate compensation and benefits programs. Our human capital objectives and initiatives, including the risks related to compensation policies and practices, management development and leadership succession, inclusion practices, and implementation and compliance monitoring of our code of business conduct, are also overseen by individual Board committees as described in our corporate governance guidelines.

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

Compensation and benefits

Our commitment to our associates and their well-being is one of our highest priorities. We have assembled a suite of benefits that affirms and supports all that our associates contribute every day, including:

●	Health care coverage is offered to those who work more than 30 hours a week in any position. Coverage extends to eligible dependents, including spouses, domestic partners, and children under the age of 26. We offer comprehensive medical plans that empower associates to choose the coverage that best suits them;
●	401(k) plan with up to a 4% company match;
●	Disability and life insurance;
●	Company-paid short-term disability pay at 80% of pay;
●	Additional insurance options, including legal, pet, home, and auto;
●	Tuition reimbursement program;
●	Paid time off, including an extended illness bank; and
●	Discounts on retail products and salon services.

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

Information technology

We are committed to using technology to enhance our competitive position. We intend to leverage our technology infrastructure and systems to gain operational efficiencies through more effective use of our systems, people, and processes. In fiscal 2024, we completed several multi-year strategic investment projects to upgrade key elements of our technology infrastructure including upgrading our enterprise resource planning platform and refreshing our POS system in all stores, transitioning our digital store to a new architecture, and building a modern ecosystem for future analytics and data-driven decisioning capabilities. Collectively, we expect these investments to provide a flexible and scalable operating environment allowing for greater business efficiency and enhancing the guest experience. We will continue to make investments in our information systems to facilitate growth and enhance our competitive position. Also see “Cybersecurity” included as part of Item 1C. of this Annual Report on Form 10-K.

Intellectual property

We have registered trademarks in the United States and other countries. The majority of our trademark registrations contain the ULTA mark, including Ulta Beauty® and two related designs, Ulta.com and Ulta Salon, Cosmetics & Fragrance (and design). We maintain our marks and monitor filing deadlines for renewal and continued validity. All marks that are deemed material to our business have been applied for or registered in the United States and select foreign countries, including Canada, Mexico and other countries in Latin America, Europe, and Asia.

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

Our continued and future growth largely depends on our ability to implement our long-range strategic, operational and financial plans and successfully open and operate new stores profitably. There can be no assurance that we will be successful in implementing our growth plans, long-range strategic imperatives and/or operational excellence priorities, including continuous improvement and supply chain optimization, and our failure to do so could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying approximately 29,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, inventory availability (including as a result of tariffs or trade barriers), or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores and guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, shipping and transportation costs represent a component of our cost structure and an increase in shipping and transportation costs, including as a result of inflationary pressures, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We directly source the majority of our Ulta Beauty Collection components and Ulta Beauty branded gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a disruption of manufacturing or imports from such foreign countries, including the imposition of import restrictions, increased customs duties, tariffs, trade barriers (including quotas), geopolitical events, political changes, and legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, could result in substantial disruptions in our supply chain (including inventory availability) and materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the United States from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors, and these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

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

We have no long-term supply agreements with brand partners, and therefore, our success depends on maintaining good relationships with our brand partners. Our business depends to a significant extent on the willingness and ability of our brand partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige brand partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our brand partners could in the future decide to scale back or end its partnership with us and strengthen its relationship with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing brand partners, or if we fail to continue acquiring and strengthening relationships with additional brand partners of beauty products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2024 and fiscal 2023, merchandise supplied to Ulta Beauty by our top ten brand partners accounted for approximately 54% and 55% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Our business depends on our ability to effectively manage our inventory. Risk of inventory loss (also called shrink) is inherent in the retail business. We have historically experienced inventory shrink due to damage, theft (including from organized retail crime), and other causes. While some level of inventory shrink is unavoidable, in recent years we have experienced levels of inventory shrink greater than our historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations.

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

The capacity of our distribution and order fulfillment infrastructure and the performance of our distribution centers, fast fulfillment center, and market fulfillment centers may not be adequate to support our future growth, which could prevent the successful implementation of these plans or cause us to incur excess costs to expand this infrastructure, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We currently operate four regional distribution centers, which house the distribution operations for Ulta Beauty retail stores together with the order fulfillment operations of our e-commerce platform, one fast fulfillment center (e-commerce only), and two market fulfillment centers, which focus on our most productive products and support e-commerce and retail stores. To support our expected future growth and to maintain the efficient operation of our business, it is likely additional distribution facilities will be added in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, X (formerly Twitter), Instagram, TikTok, Pinterest, and LinkedIn accounts. As laws and regulations evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability, and cash flows.

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

Macroeconomic conditions, including inflation, and elevated interest rates, as well as prior labor, transportation and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows. We expect the impact of inflationary and macroeconomic pressures to continue in 2025, and we continue to closely monitor conditions, including customer behavior, and the impact of these factors on customer demand. Continuing or worsening inflation, and/or cost pressures, may have a material adverse impact on our business, financial condition, profitability, and/or cash flows.

Although we currently do not operate stores outside the United States, geopolitical events, including the ongoing conflicts in Ukraine and the Middle East, have caused greater uncertainty in the global economy and exacerbated the inflation situation.

The health of the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the economy generally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and premium salon services. Uncertainty in the economy has, and could continue to, adversely impact consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, inflationary pressures, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, tariffs, risks related to epidemics or pandemics, geopolitical events and recessionary concerns. In the event of a prolonged period of inflation, an economic downturn or a recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales.

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

We are dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We also are expanding and upgrading our information systems (including the recent replacement of our enterprise resource planning platform through Project SOAR) to support historical and expected future growth. The failure of these projects, the failure of our information systems to perform as designed, or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of customer orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

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

If our manufacturers are unable to produce products manufactured uniquely for Ulta Beauty, including Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products, consistent with applicable regulatory requirements, we could suffer lost sales and be required to take costly corrective action, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. The FDA does not currently have a pre-market approval system for cosmetics, but requires safety and efficacy substantiation. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions, and criminal prosecution. These events could interrupt the marketing and sale of our Ulta Beauty branded products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations, or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

●	Our large workforce makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.
●	Our salon operations are subject to state board regulations and state licensing requirements for our stylists and our salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.
●	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.
●	Future changes in healthcare reform legislation could significantly impact our business.
●	Evolving anti-discrimination laws could impact our efforts to support inclusion and belonging across our business for our guests, assortment, associates, brands, other partners, and stakeholders.

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

If we are unable to protect our intellectual property rights and our brand name, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on “The Possibilities are Beautiful.®,” “Ulta Beauty®,” “Ulta®,” and other marks incorporating our name and “All Things Beauty. All in One Place®,” “21 Days of Beauty®,” and “Conscious Beauty at Ulta Beauty®,” copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing, and other aspects of our business, and our digital innovations such as try-on applications and artificial intelligence. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our employees, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired, and we could lose customers, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Governance

The Company’s Board of Directors is actively engaged in oversight of cybersecurity, and it is part of the responsibilities of our Audit Committee. The Company’s Chief Technology and Transformation Officer (CTTO) and President and Chief Executive Officer keep the Board informed on cybersecurity and privacy matters throughout the year, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The Company’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CTTO and our Vice President IT Risk Management. The Company’s CTTO works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. To facilitate the success of the Company’s cybersecurity risk management program, we have a unified and centrally coordinated team, led by our Vice President IT Risk Management, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices in close coordination with senior leadership and other teams across Ulta Beauty. Reporting to our Vice President IT Risk Management are a number of trained cybersecurity professionals. In addition to our extensive in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

The Company’s CTTO leads the core elements of Ulta Beauty’s IT and Digital functions, including IT infrastructure, systems and security, digital experience and operations, and consumer technology. He has served in various roles in information technology and information security for over 30 years, including serving as the Global Chief Technology Officer of a large public company prior to joining the Company. The Vice President IT Risk Management leads our information risk management organization responsible for overseeing the Company’s information security program. She has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies.

Item 2.   Properties

All of our retail stores, distribution centers, fast fulfillment center, market fulfillment centers, and corporate offices are leased or subleased.

Retail stores

Our retail stores are predominantly located in convenient, high-traffic locations such as power centers. Our typical store is approximately 10,000 square feet, including approximately 950 square feet dedicated to our full-service salon. Most of our retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term with options for two or three extension periods of five years each, exercisable at our option. As of February 1, 2025, we operated 1,445 retail stores across 50 states, as shown in the table below:

	Number of		Number of
Location	stores	Location	stores
Alabama	27	Montana	6
Alaska	3	Nebraska	5
Arizona	38	Nevada	16
Arkansas	11	New Hampshire	8
California	174	New Jersey	46
Colorado	27	New Mexico	7
Connecticut	21	New York	58
Delaware	4	North Carolina	48
Florida	102	North Dakota	4
Georgia	44	Ohio	48
Hawaii	4	Oklahoma	23
Idaho	10	Oregon	21
Illinois	56	Pennsylvania	47
Indiana	26	Rhode Island	5
Iowa	12	South Carolina	27
Kansas	14	South Dakota	3
Kentucky	16	Tennessee	34
Louisiana	19	Texas	138
Maine	3	Utah	17
Maryland	29	Vermont	1
Massachusetts	27	Virginia	36
Michigan	50	Washington	37
Minnesota	21	West Virginia	7
Mississippi	12	Wisconsin	22
Missouri	26	Wyoming	5
		Total	1,445

Distribution centers, fast fulfillment centers, and market fulfillment centers

Our standard distribution center, fast fulfillment center, and market fulfilment center lease provides for a fixed minimum annual rent and generally has a 10 or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration date for each distribution center (DC), fast fulfillment center (FFC) and market fulfillment center (MFC) at February 1, 2025, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Bolingbrook, Illinois	MFC	321,132	July 31, 2033
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	670,680	July 31, 2026
Fresno, California	DC	670,680	July 31, 2028
Greenwood, Indiana	DC	670,680	July 31, 2030
Greer, South Carolina	MFC	303,580	May 31, 2033
Jacksonville, Florida	FFC	203,463	September 30, 2029
Romeoville, Illinois (1)	FFC	291,335	May 31, 2026
(1)	Not in service as of February 1, 2025

Corporate office

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 362,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2026.

Item 3.   Legal Proceedings

See Note 9 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Item 4A.  Executive Officers

The names of our executive officers, their ages and their positions (as of February 1, 2025) are shown below:

Name	Age	Position
Kecia L. Steelman	54	President and Chief Executive Officer and member of the Board of Directors
Paula M. Oyibo	45	Chief Financial Officer and Treasurer
Jodi J. Caro	59	General Counsel, Chief Risk & Compliance Officer and Corporate Secretary
Anita J. Ryan	60	Chief Human Resources Officer

There is no family relationship between any of the directors or executive officers and any other director or executive officer of Ulta Beauty.

Kecia Steelman. Ms. Steelman was named President and Chief Executive Officer in January 2025, after having previously served as President and Chief Operating Officer since September 2023, and Chief Operating Officer since June 2021. Previously, Ms. Steelman served as Chief Store Operations Officer since September 2015 and as Senior Vice President, Store Operations since July 2014. Prior to joining Ulta Beauty, Ms. Steelman was Group Vice President at Family Dollar Stores from 2011 to 2014, after joining the company in 2009 as Vice President, Store Development and Store Operations. From 2005 to 2009, Ms. Steelman was Vice President, General Manager of Expo Design Center,

Home Depot Design Center, and YardBIRDs and Director of New Store Innovations at the Home Depot Corporation. Ms. Steelman began her career at Target Corporation and served in a variety of retail operations and merchandising roles with increasing responsibility from 1993 to 2005. Ms. Steelman currently serves on the board of directors for The Bay Club, a KKR portfolio company, World Business Chicago, and serves as the Chair of the Board of Directors for the Adler Planetarium. She is also a member of The Economic Club of Chicago.

Paula M. Oyibo. Ms. Oyibo was named Chief Financial Officer and Treasurer in April 2024, after serving in key leadership roles across the Finance organization since 2019. Ms. Oyibo oversees the company’s finance, accounting, tax, treasury, procurement, internal audit, and investor relations teams. Previously, Ms. Oyibo served as Senior Vice President, Finance since February 2022, where she had oversight of the Financial Planning & Analysis, Treasury and Non-Merchandise Procurement functions, after serving as Vice President of Finance for Merchandising, Marketing, and eCommerce since 2019. Prior to joining Ulta Beauty, Ms. Oyibo served in finance and controller roles at Whirlpool Corporation and in senior level auditing and consulting positions with PricewaterhouseCoopers LLP. Ms. Oyibo currently serves on the board of directors of Girls Inc. of Chicago.

Jodi J. Caro. Ms. Caro was named General Counsel, Chief Risk & Compliance Officer in August 2015. She also serves as Corporate Secretary and Chief Privacy Officer. Ms. Caro oversees Ulta Beauty’s Legal, Risk & Governance Services team in delivering legal, governance, compliance, risk management, and environmental, health and safety services. Ms. Caro also leads the Company’s Environmental, Social, and Governance efforts. Prior to joining Ulta Beauty, she was Vice President, General Counsel and Secretary for Integrys Energy Group, in addition to holding the role of Integrys’ Chief Compliance and Ethics Officer. Prior to joining Integrys in 2008, Ms. Caro owned and operated her own law practice, which provided general counsel and corporate services to clients ranging from established multi-million-dollar companies to medium and small early-stage enterprises. Prior to opening her law practice in 2006, she was co-founder and General Counsel of Looking Glass Networks, a privately held, facilities-based telecommunications company, and served as an in-house attorney with MCI/WORLDCOM. Ms. Caro serves on the Advisory Board for Markaaz, Inc., a privately held financial services company. She is also Vice-Chair of the Retail Litigation Center and serves on the Chicago-Kent College of Law Board of Advisors as well as the Leadership Council for Communities in Schools of Chicago.

Anita J. Ryan. Ms. Ryan was named Chief Human Resources Officer in April 2022, after having previously served as Senior Vice President of Human Resources since 2018 and Vice President of Human Resources since 2016. Ms. Ryan is responsible for Ulta Beauty’s Human Resources strategy and innovation, including oversight of the Company’s people success business partner team and centers of excellence in talent acquisition; associate care and support; leadership and organization development; diversity, equity, and inclusion; compliance; internal communications and training for the enterprise. Ms. Ryan also serves as President and Chair for Ulta Beauty Charitable Foundation. Prior to her more than 20-year career at Ulta Beauty, Ms. Ryan began her career in the grocery industry where she held numerous operations leadership roles before transitioning to human resources. Ms. Ryan currently serves on the board of directors of Skills for Chicagoland’s Future.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 25, 2025 was $370.75 per share. As of March 25, 2025, we had 25 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
November 3, 2024 to November 30, 2024	197,479	$369.12	197,479	$2,873,113
December 1, 2024 to December 28, 2024	171,319	424.90	171,256	2,801,012
December 29, 2024 to February 1, 2025	251,725	422.97	251,318	2,695,737
13 weeks ended February 1, 2025	620,523	406.37	620,053	2,695,737
(1)	There were 620,053 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended February 1, 2025 and there were 470 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	We may repurchase up to $3.0 billion of the Company’s common stock under the share repurchase program the Board of Directors authorized in October 2024, which revoked the previously authorized but unused amounts under the share repurchase program the Board of Directors authorized in March 2024. As of February 1, 2025, $2.7 billion remained available under the October 2024 Share Repurchase Program.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about Ulta Beauty common stock that may be issued under our equity compensation plans as of February 1, 2025:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	517,518	$349.12	2,092,045
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 299,339 shares issuable pursuant to the exercise of outstanding stock options, 125,254 shares issuable pursuant to restricted stock units, and 92,925 shares issuable pursuant to performance-based units.

(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based units that convert to shares of common stock for no consideration.
(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on Ulta Beauty’s common stock with the S&P 500 and the S&P 500 Consumer Discretionary (Industry Group, SP500-2550) for the period covering February 1, 2020 through the end of Ulta Beauty’s fiscal year ended February 1, 2025. The graph assumes an investment of $100 made at the closing of trading on February 1, 2020 in (i) Ulta Beauty’s common stock, (ii) the stocks comprising the S&P 500 and (iii) the stocks comprising the S&P 500 Consumer Discretionary (Industry Group, SP500-2550). All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$250
$200
$150
$100
$50
$0
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Ulta
S&P 500
S&P Consumer Discretionary

	Fiscal year ended
	February 1,	January 30,	January 29,	January 28,	February 3,	February 1,
Company / Index	2020	2021	2022	2023	2024	2025
Ulta Beauty	$100.00	$104.42	$133.94	$188.75	$188.62	$153.84
S&P 500	100.00	115.15	137.40	126.20	153.73	187.27
S&P 500 Consumer Discretionary	100.00	140.50	147.90	121.43	169.13	219.98

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. We estimate there are approximately 140 million beauty enthusiasts in the U.S. We believe our strategy provides us with the competitive advantages that have contributed to our financial performance.

Today, we are the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care products, hair care products, wellness products, and salon services. Key aspects of our business include: a differentiated assortment of approximately 29,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in more than 1,400 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities across four foundational focus areas: 1) Assortment: curating the best of all things beauty and wellness for all beauty enthusiasts; 2) Experience: fostering authentic, empowering human connections that inspire, delight and engage guests at every touchpoint; 3) Loyalty: building lifelong loyalty and brand love through member growth and personalization; and 4) Access: engaging our guests wherever they want to shop by expanding our reach through seamless and immersive omnichannel experiences. We operate in an attractive and growing U.S. beauty products and salon services industry, and believe our strong operating model, competitive advantages, and financial foundation, paired with our investments to drive our growth, position us to capture additional market share in the industry.

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

Current Trends

Industry trends

The overall beauty market expanded in 2023 and 2024, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures have impacted consumer spending habits broadly, which we believe may have contributed to lower sales trends throughout fiscal 2024. The continuation of inflationary and macroeconomic pressures could further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition / alternative distribution channels;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and

●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs for e-commerce orders;
●	retail store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

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

Interest income represents interest from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facility, which is structured as an asset-based lending instrument. Our credit facility interest is based on a variable interest rate structure which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2025 (fiscal 2024), February 3, 2024 (fiscal 2023), and January 28, 2023 (fiscal 2022) were 52, 53, and 52 week years, respectively.

As of February 1, 2025, we operated 1,445 stores across 50 states. The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal year ended
	February 1,	February 3,	January 28,
(Dollars in thousands)	2025	2024	2023
Net sales	$11,295,654	$11,207,303	$10,208,580
Cost of sales	6,908,401	6,826,203	6,164,070
Gross profit	4,387,253	4,381,100	4,044,510

Selling, general and administrative expenses	2,808,592	2,694,561	2,395,299
Pre-opening expenses	13,689	8,510	10,601
Operating income	1,564,972	1,678,029	1,638,610
Interest income, net	(15,094)	(17,622)	(4,934)
Income before income taxes	1,580,066	1,695,651	1,643,544
Income tax expense	378,948	404,646	401,136
Net income	$1,201,118	$1,291,005	$1,242,408

Other operating data:
Number of stores end of period	1,445	1,385	1,355
Comparable sales	0.7%	5.7%	15.6%

	Fiscal year ended
	February 1,	February 3,	January 28,
(Percentage of net sales)	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.2%	60.9%	60.4%
Gross profit	38.8%	39.1%	39.6%

Selling, general and administrative expenses	24.9%	24.0%	23.5%
Pre-opening expenses	0.1%	0.1%	0.1%
Operating income	13.9%	15.0%	16.1%
Interest income, net	(0.1%)	(0.2%)	0.0%
Income before income taxes	14.0%	15.1%	16.1%
Income tax expense	3.4%	3.6%	3.9%
Net income	10.6%	11.5%	12.2%

Fiscal year 2024 versus fiscal year 2023

Net sales

Net sales increased $88.4 million, or 0.8%, to $11.3 billion in fiscal 2024 compared to $11.2 billion in fiscal 2023. The net sales increase was primarily due to new store performance, increased comparable sales, and an increase of $3.7 million in other revenue, partially offset by the benefit of an extra week of sales in fiscal 2023. Net sales for the 53rd week of fiscal 2023 were approximately $181.9 million. The total comparable sales increase of 0.7% in fiscal 2024, was driven by a 1.1% increase in average ticket and a 0.4% decrease in transactions. The total comparable sales increase in fiscal 2023 was 5.7%.

Gross profit

Gross profit increased $6.2 million, or 0.1%, to $4.39 billion in fiscal 2024, compared to $4.38 billion in fiscal 2023. Gross profit as a percentage of net sales decreased 30 basis points to 38.8% in fiscal 2024 compared to 39.1% in fiscal 2023. The decrease in gross profit margin was primarily due to:

●	40 basis points of deleverage in merchandise margins driven by lapping favorable price increase impacts from the prior year and higher promotional activity;
●	20 basis points of deleverage of store fixed costs driven by more net new store openings; and
●	10 basis points of deleverage due to higher supply chain costs; partially offset by
●	20 basis points of leverage in inventory shrink; and
●	20 basis points of leverage due to favorable channel mix.

Selling, general and administrative expenses

SG&A expenses increased $114.0 million, or 4.2%, to $2.8 billion in fiscal 2024 compared to $2.7 billion in fiscal 2023. As a percentage of net sales, SG&A expenses increased 90 basis points to 24.9% in fiscal 2024 compared to 24.0% in fiscal 2023. The deleverage of SG&A expenses was primarily due to:

●	60 basis points of deleverage of store payroll and benefits due to wage investments;
●	40 basis points of deleverage of corporate overhead primarily due to strategic investments; and
●	10 basis points of deleverage of store expenses due to ongoing inflationary pressures; partially offset by
●	20 basis points of leverage due to lower incentive compensation.

Pre-opening expenses

Pre-opening expenses increased $5.2 million, or 60.9%, to $13.7 million in fiscal 2024 compared to $8.5 million in fiscal 2023.

Interest income, net

Net interest income was $15.1 million in fiscal 2024 compared to $17.6 million in fiscal 2023, due to lower average cash balances. We did not have any outstanding borrowings on our credit facility as of February 1, 2025 and February 3, 2024.

Income tax expense

Income tax expense of $378.9 million in fiscal 2024 represents an effective tax rate of 24.0%, compared to fiscal 2023 income tax expense of $404.6 million and an effective tax rate of 23.9%.

Net income

Net income decreased $89.9 million to $1.2 billion in fiscal 2024 compared to $1.3 billion in fiscal 2023. The decrease in net income was primarily due to a $114.0 million increase in SG&A expenses and a $5.2 million increase in pre-opening expenses, partially offset by a $25.7 million decrease in income taxes and a $6.2 million increase in gross profit.

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

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of February 1, 2025 and February 3, 2024, we had cash and cash equivalents of $703.2 million and $766.6 million, respectively.

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

The following table summarizes contractual cash requirements as of February 1, 2025:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,357,226	$366,106	$757,852	$527,070	$706,198
Purchase obligations	16,806	13,471	3,335	—	—
Total (2)	$2,374,032	$379,577	$761,187	$527,070	$706,198
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $172.6 million, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $5.2 million as of February 1, 2025 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relates to commitments for products and services and other goods and service contracts entered into as of February 1, 2025. Excluded from purchase obligations are normal purchases and contracts entered into in the ordinary course of business.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments.

The following table presents a summary of our cash flows during the last three years:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$1,338,605	$1,476,266	$1,481,915
Net cash used in investing activities	(383,089)	(441,425)	(314,584)
Net cash used in financing activities	(1,018,909)	(1,006,124)	(861,014)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in fiscal 2024 compared to fiscal 2023 is mainly due to the decrease in net income, a larger increase in merchandise inventories in fiscal 2024, and timing of deferred income taxes, prepaid expenses and other current assets, accrued liabilities, accounts payable, and deferred revenue.

Merchandise inventories, net were $2.0 billion at February 1, 2025, compared to $1.7 billion at February 3, 2024, representing an increase of $226.1 million or 13.0%. The increase in total inventory is primarily due to the following:

●	$131 million increase due to new key brand launches and inventory investments; and
●	$95 million increase due to the addition of 60 net new stores opened since February 3, 2024.

The decrease in net income was primarily due to an increase in SG&A expenses and pre-opening expenses, partially offset by a decrease in income taxes and an increase in gross profit.

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

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $374.5 million during fiscal 2024, compared to $435.3 million during fiscal 2023.

The decrease in net cash used in investing activities in fiscal 2024 relative to fiscal 2023 was primarily due to less capital expenditures for information technology systems and supply chain, partially offset by more capital expenditures for new, remodeled, and relocated stores compared to fiscal 2023.

The increase in net cash used in investing activities in fiscal 2023 relative to fiscal 2022 was primarily due to more capital expenditures for new, remodeled, and relocated stores and information technology systems compared to fiscal 2022.

Capital expenditures

The following table presents a summary of our store activities during the last three years:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Stores opened	66	33	47
Stores remodeled	41	18	20
Stores relocated	2	7	12

During fiscal 2024, the average investment required to open a new Ulta Beauty store was approximately $2.1 million, which includes capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures during the last three years by major category are as follows:

	Budget
	Fiscal	Fiscal	Fiscal	Fiscal
(In millions)	2025	2024	2023	2022
New, Remodeled, and Relocated Stores	$210	$176	$141	$102
Merchandising and Refreshed Stores	67	52	37	34
Information Technology Systems	97	70	124	74
Supply Chain	70	27	73	70
Store Maintenance and Other	56	49	60	32
Total	$500	$374	$435	$312

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures. We expect fiscal 2025 capital expenditures will be up to $500 million and will be used primarily to fund our new, remodeled, and relocated stores and strategic priorities, including investments in information technology systems and supply chain optimization.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our revolving credit facility, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The increase in net cash used in financing activities in fiscal 2024 relative to fiscal 2023 was primarily due to an increase in share repurchases.

The increase in net cash used in financing activities in fiscal 2023 relative to fiscal 2022 was primarily due to an increase in share repurchases and less stock options exercised.

We had no borrowings outstanding under the credit facility at the end of fiscal 2024, 2023, and 2022. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the earlier share repurchase program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

In October 2024, the Board of Directors authorized a share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3.0 billion of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the March 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	February 1,	February 3,	January 28,
(Dollars in millions)	2025	2024	2023
Shares repurchased	2,489,367	2,173,431	2,192,556
Total cost of shares repurchased	$1,023.5	$1,009.3	$900.0

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

As of February 1, 2025 and February 3, 2024, we had no borrowings outstanding under the credit facility and we were in compliance with all terms and covenants of the Loan Agreement.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2024, 2023, and 2022. An increase or decrease in the lower of cost or net realizable value reserve of 10% would not have a material impact on our operating income for fiscal 2024. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2024.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2024.

Impairment of long-lived tangible assets

We review long-lived tangible assets whenever events or circumstances indicate these assets might not be recoverable. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No impairment charges were recognized in fiscal 2024, 2023, and 2022.

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

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2024, 2023, and 2022. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2024.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of February 1, 2025, February 3, 2024, or January 28, 2023.

Item 8.   Financial Statements and Supplementary Data

ULTA BEAUTY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Auditing the Company’s estimate of loyalty deferred revenue was complex as the calculation involved management’s assumptions of the standalone selling price and expected redemption rate, which drive the revenue deferral. In particular, the estimate is sensitive to these significant assumptions, which are affected by expectations about future customer behavior.

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

Chicago, Illinois

March 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of Ulta Beauty, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2025

Ulta Beauty, Inc.

Consolidated Balance Sheets

	February 1,	February 3,
(In thousands, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$703,201	$766,594
Receivables, net	223,334	207,939
Merchandise inventories, net	1,968,214	1,742,136
Prepaid expenses and other current assets	129,113	115,598
Prepaid income taxes	4,946	4,251
Total current assets	3,028,808	2,836,518

Property and equipment, net	1,239,295	1,182,335
Operating lease assets	1,609,870	1,574,530
Goodwill	10,870	10,870
Other intangible assets, net	204	510
Deferred compensation plan assets	47,951	43,516
Other long-term assets	64,695	58,732
Total assets	$6,001,693	$5,707,011

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$563,761	$544,001
Accrued liabilities	380,241	382,468
Deferred revenue	500,585	436,591
Current operating lease liabilities	288,114	283,821
Accrued income taxes	46,777	11,310
Total current liabilities	1,779,478	1,658,191

Non-current operating lease liabilities	1,635,120	1,627,271
Deferred income taxes	42,593	85,921
Other long-term liabilities	56,149	56,300
Total liabilities	3,513,340	3,427,683

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 46,809 and 49,123 shares issued; 45,965 and 48,324 shares outstanding; at February 1, 2025 and February 3, 2024, respectively	468	491
Treasury stock-common, at cost	(106,793)	(83,032)
Additional paid-in capital	1,120,769	1,075,104
Retained earnings	1,473,909	1,286,765
Total stockholders’ equity	2,488,353	2,279,328
Total liabilities and stockholders’ equity	$6,001,693	$5,707,011

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands, except per share data)	2025	2024	2023
Net sales	$11,295,654	$11,207,303	$10,208,580
Cost of sales	6,908,401	6,826,203	6,164,070
Gross profit	4,387,253	4,381,100	4,044,510

Selling, general and administrative expenses	2,808,592	2,694,561	2,395,299
Pre-opening expenses	13,689	8,510	10,601
Operating income	1,564,972	1,678,029	1,638,610
Interest income, net	(15,094)	(17,622)	(4,934)
Income before income taxes	1,580,066	1,695,651	1,643,544
Income tax expense	378,948	404,646	401,136
Net income	$1,201,118	$1,291,005	$1,242,408

Net income per common share:
Basic	$25.44	$26.18	$24.17
Diluted	$25.34	$26.03	$24.01

Weighted average common shares outstanding:
Basic	47,207	49,304	51,403
Diluted	47,404	49,596	51,738

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Operating activities
Net income	$1,201,118	$1,291,005	$1,242,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,042	243,840	241,372
Non-cash lease expense	310,636	332,754	301,912
Deferred income taxes	(43,328)	30,575	15,653
Stock-based compensation expense	42,787	48,246	43,044
Loss on disposal of property and equipment	11,566	11,419	6,688
Change in operating assets and liabilities:
Receivables	(15,395)	(8,517)	34,260
Merchandise inventories	(226,078)	(138,685)	(104,233)
Prepaid expenses and other current assets	(13,515)	14,648	(19,432)
Income taxes	34,772	45,367	(45,182)
Accounts payable	30,297	(20,873)	8,309
Accrued liabilities	6,303	(62,238)	48,249
Deferred revenue	63,994	41,914	41,098
Operating lease liabilities	(333,835)	(338,105)	(324,500)
Other assets and liabilities	2,241	(15,084)	(7,731)
Net cash provided by operating activities	1,338,605	1,476,266	1,481,915

Investing activities
Capital expenditures	(374,458)	(435,267)	(312,126)
Other investments	(8,631)	(6,158)	(2,458)
Net cash used in investing activities	(383,089)	(441,425)	(314,584)

Financing activities
Borrowings from credit facility	199,700	195,400	—
Payments on credit facility	(199,700)	(195,400)	—
Repurchase of common shares	(1,003,328)	(995,738)	(900,033)
Stock options exercised	12,339	12,176	46,011
Purchase of treasury shares	(23,761)	(22,562)	(6,992)
Debt issuance costs	(4,159)	—	—
Net cash used in financing activities	(1,018,909)	(1,006,124)	(861,014)

Net increase (decrease) in cash and cash equivalents	(63,393)	28,717	306,317
Cash and cash equivalents at beginning of year	766,594	737,877	431,560
Cash and cash equivalents at end of year	$703,201	$766,594	$737,877

Supplemental information
Cash paid for interest	$4,159	$3,327	$2,138
Income taxes paid, net of refunds	386,059	328,215	429,846
Non-cash investing and financing activities:
Non-cash capital expenditures	22,561	61,757	69,591
Repurchase of common shares in accrued liabilities	14,967	4,297	—

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 29, 2022	53,049	$530	(738)	$(53,478)	$934,945	$653,376	$1,535,373
Net income	—	—	—	—	—	1,242,408	1,242,408
Stock-based compensation	—	—	—	—	43,044	—	43,044
Stock options exercised and other awards	264	3	—	—	46,008	—	46,011
Purchase of treasury shares	—	—	(18)	(6,992)	—	—	(6,992)
Repurchase of common shares	(2,193)	(22)	—	—	—	(900,011)	(900,033)
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$1,959,811
Net income	—	—	—	—	—	1,291,005	1,291,005
Stock-based compensation	—	—	—	—	48,246	—	48,246
Stock options exercised and other awards	176	2	—	—	12,174	—	12,176
Purchase of treasury shares	—	—	(43)	(22,562)	—	—	(22,562)
Repurchase of common shares, including excise tax	(2,173)	(22)	—	—	(9,313)	(1,000,013)	(1,009,348)
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$2,279,328
Net income	—	—	—	—	—	1,201,118	1,201,118
Stock-based compensation	—	—	—	—	42,787	—	42,787
Stock options exercised and other awards	175	2	—	—	12,337	—	12,339
Purchase of treasury shares	—	—	(45)	(23,761)	—	—	(23,761)
Repurchase of common shares, including excise tax	(2,489)	(25)	—	—	(9,459)	(1,013,974)	(1,023,458)
Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$2,488,353

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

As of February 1, 2025, the Company operated 1,445 stores across 50 states.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2025 (fiscal 2024), February 3, 2024 (fiscal 2023), and January 28, 2023 (fiscal 2022) were 52, 53, and 52 week years, respectively.

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

	February 1,	February 3,
(In thousands)	2025	2024
Cash	$611,252	$677,004
Receivables from third-party financial institutions for credit card and debit card transactions	91,949	89,590
Cash and cash equivalents	$703,201	$766,594

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturities of these instruments. There was no outstanding debt as of February 1, 2025 and February 3, 2024.

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

	February 1,	February 3,
(In thousands)	2025	2024
Vendor allowances	$145,341	$140,356
Royalties and other credit card	23,723	24,818
Gift card	14,695	11,694
Other	40,977	31,706
Allowance for doubtful accounts	(1,402)	(635)
Receivables, net	$223,334	$207,939

Vendor allowances

The Company receives consideration from vendors for advertising, markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. A majority of all vendor allowances are recorded as a reduction of the vendor’s product cost and recognized in cost of sales as the product is sold.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $40,003 and $45,360 as of February 1, 2025 and February 3, 2024, respectively.

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

The Company receives from the third parties various types of incentive payments and expense reimbursements, including for certain credit card program costs such as advertising and loyalty points, which help promote the credit card program. The Company recognizes revenue when collectability is reasonably assured, under the assumption the amounts are not constrained and it is probable that a significant revenue reversal will not occur in future periods, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs.

The Company accounts for the amounts associated with the Agreements as a single contract with the sole commercial objective to maintain the Credit Card programs. As a result, all amounts associated with the Agreements are recognized within net sales on the consolidated statements of income.

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for product or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company maintains historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $24,293, $22,606, and $18,835 in fiscal 2024, 2023, and 2022, respectively.

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

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment to the guest or guest pickup of the merchandise based on meeting the transfer of control criteria, net of estimated returns. Salon services revenue is recognized at the time the service is provided to the guest. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to e-commerce sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. The Company provides refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales at the point of sale.

Advertising

Advertising costs primarily consist of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs. Costs related to advertising are expensed in the period the related promotional event occurs.

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Advertising expense, net	$431,455	$422,779	$374,730
Advertising expense, net as a percentage of net sales	3.8%	3.8%	3.7%

Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $7,830 and $12,708 as of February 1, 2025 and February 3, 2024, respectively.

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

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $42,787, $48,246, and $43,044 in fiscal 2024, 2023 and 2022, respectively (see Note 14, “Stock-based compensation”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $750 for employee health claims, $350 for general liability claims, and $350 for workers compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. UB Insurance, Inc., an Arizona-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiaries of the Company premiums to insure certain liability exposures. Pursuant to Arizona insurance regulations, UB Insurance, Inc. maintains certain levels of cash and cash equivalents related to its liability exposures.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 15, “Net income per common share”).

Recently adopted accounting pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The guidance updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 in fiscal 2024.

Recent accounting pronouncements not yet adopted

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

Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures. This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and SG&A and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation, and amortization. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and disclosures.

3.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal year ended
	February 1,	February 3,	January 28,
(Percentage of net sales)	2025	2024	2023
Cosmetics	39%	41%	42%
Skincare	23%	22%	20%
Haircare	19%	20%	22%
Fragrance	13%	11%	11%
Services	4%	4%	3%
Other	2%	2%	2%
	100%	100%	100%

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

The following table provides a summary of the changes included in deferred revenue during fiscal 2024 and 2023:

	Fiscal year ended
	February 1,	February 3,
(In thousands)	2025	2024
Beginning balance	$428,788	$388,583
Additions to contract liabilities (1)	362,563	332,369
Deductions to contract liabilities (2)	(298,444)	(292,164)
Ending balance	$492,907	$428,788
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,678 and $7,803 at February 1, 2025 and February 3, 2024, respectively.

4.   Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	February 1,	February 3,
(In thousands)	2025	2024
Prepaid supplies	$45,408	$37,839
Cloud computing costs (1)	29,175	24,583
Prepaid maintenance	12,164	14,855
Prepaid advertising	7,830	12,708
Other	34,536	25,613
Prepaid expenses and other current assets	$129,113	$115,598

Other long-term assets consist of the following:

	February 1,	February 3,
(In thousands)	2025	2024
Cloud computing costs (1)	$39,338	$39,669
Other	25,357	19,063
Other long-term assets	$64,695	$58,732
(1)	Expense related to cloud computing arrangements was $125,696, $101,062, and $87,593 in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, and was included in SG&A expenses in the consolidated statements of income.

5.   Property and equipment

Property and equipment consists of the following:

	February 1,	February 3,
(In thousands)	2025	2024
Equipment and fixtures	$1,388,173	$1,297,428
Leasehold improvements	1,041,179	928,900
Electronic equipment and software	882,933	774,441
Construction-in-progress	80,841	193,260
	3,393,126	3,194,029
Less: accumulated depreciation and amortization	(2,153,831)	(2,011,694)
Property and equipment, net	$1,239,295	$1,182,335

6.  Goodwill

The changes in the carrying amounts of goodwill during the fiscal 2024 and 2023 are as follows:

	February 1,	February 3,
(In thousands)	2025	2024
Beginning balance	$10,870	$10,870
Acquisitions	—	—
Ending balance	$10,870	$10,870

7.   Other intangible assets

Other intangible assets subject to amortization consists of the following:

		February 1, 2025			February 3, 2024
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Developed technology	0.7	$5,506	$(5,302)	$204	$5,506	$(4,996)	$510

Amortization expense related to intangible assets was $306, $889, and $1,014 in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

Estimated
amortization
expense
Fiscal year	(In thousands)
2025	$204
2026	—
2027	—
2028	—
2029	—
2030 and thereafter	—
$204

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

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		February 1,	February 3,
(In thousands)	Classification on the Balance Sheet	2025	2024
Right-of-use assets	Operating lease assets	$1,609,870	$1,574,530

Current lease liabilities	Current operating lease liabilities	$288,114	$283,821
Non-current lease liabilities	Non-current operating lease liabilities	1,635,120	1,627,271
Total lease liabilities		$1,923,234	$1,911,092

Weighted-average remaining lease term		6.7 years	6.6 years
Weighted-average discount rate		4.2%	3.7%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal year ended
		February 1,	February 3,	January 28,
(In thousands)	Classification on the Statement of Income	2025	2024	2023
Operating lease cost	Cost of sales (1)	$355,241	$344,600	$322,195
Variable lease cost	Cost of sales	90,095	88,381	83,488
Short-term lease cost	SG&A expenses	1,415	1,451	685
Sublease income	Net sales	(975)	(1,672)	(1,748)
Total lease cost		$445,776	$432,760	$404,620
(1)	The majority of operating lease cost relates to retail stores, distribution centers, fast fulfillment centers, and market fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the SG&A expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Cash paid for operating lease liabilities (1)	$413,299	$396,573	$383,209
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	345,976	346,021	380,922
(1)	Excludes $40,742, $39,654, and $30,927 related to cash received for tenant incentives as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities:

Fiscal year	(In thousands)
2025	$362,147
2026	392,214
2027	343,177
2028	278,586
2029	225,186
2030 and thereafter	633,532
Total lease payments	$2,234,842
Less: imputed interest	(311,608)
Present value of operating lease liabilities	$1,923,234

Operating lease payments exclude $172,561 of legally binding minimum lease payments for leases signed but not yet commenced.

9.   Commitments and contingencies

Contractual obligations – As of February 1, 2025, the Company had various non-cancelable obligations of $16,806 primarily due to commitments made to a third party for products and services for our strategic investments related to supply chain optimization and information technology systems. A majority of these agreements are due within three years and are recorded as liabilities when the goods are received or the services are rendered. Payments under these agreements were $18,394 in fiscal 2024.

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

10.   Accrued liabilities

Accrued liabilities consist of the following:

	February 1,	February 3,
(In thousands)	2025	2024
Accrued payroll, bonus, and employee benefits	$148,527	$150,880
Accrued taxes	60,716	56,790
Accrued capital expenditures	13,598	42,257
Accrued advertising	46,610	33,875
Other accrued liabilities	110,790	98,666
Accrued liabilities	$380,241	$382,468

11.   Income taxes

The provision for income taxes consists of the following:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Current:
Federal	$348,450	$308,656	$315,763
State	73,826	65,415	69,719
Total current	422,276	374,071	385,482
Deferred:
Federal	(31,407)	27,391	11,800
State	(11,921)	3,184	3,854
Total deferred	(43,328)	30,575	15,654
Provision for income taxes	$378,948	$404,646	$401,136

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State effective rate, net of federal tax benefit	3.1%	3.2%	3.6%
Executive compensation limitation	0.3%	0.3%	0.3%
Excess deduction of stock compensation	(0.3%)	(0.4%)	(0.2%)
Other	(0.1%)	(0.2%)	(0.3%)
Effective tax rate	24.0%	23.9%	24.4%

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax was effective in fiscal 2024 and did not have a material impact on the consolidated financial statements. The excise tax applies to share repurchases made after December 31, 2022.

Significant components of deferred tax assets and liabilities are as follows:

	February 1,	February 3,
(In thousands)	2025	2024
Deferred tax assets:
Operating lease liability	$492,729	$490,907
Reserves not currently deductible	50,362	58,796
Accrued liabilities	49,626	40,501
Employee benefits	33,111	32,885
Inventory valuation	4,168	1,962
Credit carryforwards	390	359
NOL carryforwards	197	231
Property and equipment	—	1,729
Total deferred tax assets	630,583	627,370
Deferred tax liabilities:
Operating lease asset	623,622	607,251
Prepaid expenses	22,299	83,775
Receivables not currently includable	17,895	20,502
Property and equipment	8,286	—
Other	1,074	1,763
Total deferred tax liabilities	673,176	713,291
Net deferred tax liability	$(42,593)	$(85,921)

At February 1, 2025, the Company had $494 of credit carryforwards for state income tax purposes that expire between 2025 and 2028. The Company had $41 of state net operating loss (NOL) carryforwards that expire by 2038 and $117 of state NOL carryforwards that do not expire. The Company also had $344 of federal NOL carryforwards that do not expire.

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification 740-10. The reserve for uncertain tax positions was $5,220 and $4,060 at February 1, 2025 and February 3, 2024, respectively, which represents the best estimate of the potential liability. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	February 1,	February 3,
(In thousands)	2025	2024
Beginning balance	$4,060	$4,158
Increase due to a prior year tax position	1,188	1,437
Decrease due to a prior year tax position	(28)	(590)
Decrease due to a prior year audit adjustment	—	(945)
Ending balance	$5,220	$4,060

The Company acknowledges that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements. Income tax-related interest and penalties were insignificant for fiscal 2024 and 2023.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2021 and is no longer subject to examinations by state authorities before 2020.

12.   Debt

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

As of February 1, 2025 and February 3, 2024, the Company had no borrowings outstanding under the credit facility.

As of February 1, 2025, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of February 1, 2025 and February 3, 2024, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $43,117 and $42,653, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

14.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

The Amended and Restated 2011 Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of February 1, 2025, the plan reserves for the issuance upon grant or exercise of awards up to 2,092 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Stock options	$9,188	$7,429	$7,250
Restricted stock units	19,863	19,724	18,483
Performance-based restricted stock units	13,736	21,093	17,311
Total stock-based compensation expense	$42,787	$48,246	$43,044

Cash received from stock option exercises	$12,339	$12,176	$46,011
Income tax benefit	$4,891	$7,167	$3,829

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

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Volatility rate	33.0%	45.0%	49.0%
Average risk-free interest rate	4.4%	3.8%	2.4%
Average expected life (in years)	3.5	3.4	3.4
Dividend yield	—	—	—

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

The following table presents information related to common stock options:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands, except weighted-average grant date fair value)	2025	2024	2023
Weighted-average grant date fair value	$157.66	$199.15	$149.14
Fair value of options vested	7,992	7,169	9,525
Intrinsic value of options exercised	12,673	15,509	42,489

At February 1, 2025, there was approximately $8,540 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	307	$303.47	324	$260.34	498	$232.85
Granted	56	522.88	42	541.39	47	395.81
Exercised	(52)	239.61	(54)	223.59	(207)	222.19
Forfeited/Expired	(12)	465.19	(5)	382.48	(14)	311.40
End of year	299	$349.12	307	$303.47	324	$260.34
Exercisable at end of year	188	$270.15	154	$264.87	118	$261.57
Vested and Expected to vest	292	$345.55	297	$302.05	309	$260.37

The following table presents information related to stock options outstanding and stock options exercisable at February 1, 2025 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$174.45 – $174.45	72	3	$174.45	72	3	$174.45
$174.46 – $281.53	31	2	231.26	31	2	231.26
$281.54 – $306.59	37	4	306.59	25	4	306.59
$306.60 – $348.73	36	3	348.73	36	3	348.73
$348.74 – $395.84	33	5	395.84	14	4	395.84
$395.85 – $545.67	90	7	530.57	10	6	541.11
$174.45 – $545.67	299	4	$349.12	188	3	$270.15

The aggregate intrinsic value of outstanding and exercisable stock options as of February 1, 2025 was $29,532 and $28,016, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on February 1, 2025 was $412.15 per share.

Restricted stock units

Restricted stock units (RSUs) are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest after one year. The grant date fair value of RSUs is based on the closing market price of shares of the Company’s common stock on the date of grant. RSUs are expensed on a straight-line basis over the requisite service period. Forfeitures of RSUs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At February 1, 2025, unrecognized stock-based compensation expense related to RSUs was $24,888. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of RSU activity is presented in the following table (shares in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	140	$408.86	221	$264.08	221	$236.95
Granted	54	497.25	50	518.45	61	399.43
Vested	(50)	322.03	(122)	191.76	(46)	312.70
Forfeited	(19)	471.41	(9)	408.21	(15)	262.94
End of year	125	$472.36	140	$408.86	221	$264.08
Expected to vest	116	$472.36	130	$408.86	205	$264.08

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

PBSs are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of PBSs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At February 1, 2025, unrecognized stock-based compensation expense related to PBSs was $10,400. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of PBS activity is presented in the following table (shares in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	106	$407.03	76	$347.89	54	$314.30
Granted	37	522.88	33	542.33	37	395.83
Change in performance award payout	34	306.59	–	–	(1)	378.79
Vested	(74)	306.59	–	–	(11)	345.53
Forfeited	(10)	476.01	(3)	403.60	(3)	332.94
End of year	93	$488.16	106	$407.03	76	$347.89
Expected to vest	86	$488.16	98	$407.03	70	$347.89

The number of PBSs granted is based on achieving the targeted performance goals as defined in the PBS agreements. As of February 1, 2025, the maximum number of units that could vest under the provisions of the agreements was 205.

15.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$1,201,118	$1,291,005	$1,242,408

Denominator:
Weighted-average common shares – Basic	47,207	49,304	51,403
Dilutive effect of stock options and non-vested stock	197	292	335
Weighted-average common shares – Diluted	47,404	49,596	51,738

Net income per common share:
Basic	$25.44	$26.18	$24.17
Diluted	$25.34	$26.03	$24.01

The denominator for diluted net income per common share for fiscal years 2024, 2023, and 2022 excludes 197, 138, and 84 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
401(k) plan match	$26,015	$24,533	$21,912

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match of 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2024, 2023, and 2022.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	February 1,	February 3,
(In thousands)	2025	2024
Deferred compensation plan assets	$47,951	$43,516
Deferred compensation plan liability	43,117	42,653

17.   Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from the earlier share repurchase program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

In October 2024, the Board of Directors authorized a share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3,000,000 of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the March 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands)	2025	2024	2023
Shares repurchased	2,489	2,173	2,193
Total cost of shares repurchased	$1,023,458	$1,009,348	$900,033

18. Segment reporting

The Company operates specialty beauty retail stores in the United States selling cosmetics, fragrance, skincare products, haircare products, wellness products, and services. Nearly every store features a full-service salon. The Company has one operating segment and one reportable segment, both of which include retail stores, salon services, and e-commerce.

The Company’s President and Chief Executive Officer operates as the chief operating decision maker (“CODM”) and evaluates performance based on net income that is reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s net sales are generated within the United States and its long-lived assets are located primarily in the United States.

The CODM considers both budget-to-actual and forecast-to-actual variances on a monthly basis for profit measures when assessing performance and making decisions about allocating capital and resources. The CODM also uses net income in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of the financial results are used in assessing performance of the reportable segment and in establishing compensation.

Within the reportable segment, there are significant expense categories regularly provided to the CODM and included in the measure of the segment’s net income as shown below:

	Fiscal year ended
	February 1,	February 3,	January 28,
(In thousands, except per share data)	2025	2024	2023
Net sales	$11,295,654	$11,207,303	$10,208,580
Less:
Cost of sales (1)	6,908,401	6,826,203	6,164,070
Associate expenses (2)	1,459,231	1,391,175	1,264,139
Advertising expense, net (3)	431,455	422,779	374,730
Pre-opening expenses	13,689	8,510	10,601
Other segment expenses (1) (4)	917,906	880,607	756,430
Interest income, net	(15,094)	(17,622)	(4,934)
Income tax expense	378,948	404,646	401,136
Net income	$1,201,118	$1,291,005	$1,242,408

(1)	Included within cost of sales and other segment expenses is depreciation and amortization expense of $267,042, $243,840, and $241,372 is fiscal years 2024, 2023, and 2022, respectively, as described in Note 2, “Summary of significant accounting policies.”

(2)	Associate expenses include salaries, wages, bonus, and other forms of compensation related to associates as described in Note 2, “Summary of significant accounting policies.”

(3)	Advertising expense, net consists of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs as described in Note 2, “Summary of significant accounting policies.”

(4)	Other segment expenses include other corporate overhead and store operating expenses within SG&A expenses as described in Note 2, “Summary of significant accounting policies.”

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2024
Allowance for doubtful accounts	$635	$1,088	$(321)	(a)	$1,402
Inventory reserve	45,360	34,373	(39,730)		40,003
Fiscal 2023
Allowance for doubtful accounts	$1,076	$243	$(684)	(a)	$635
Inventory reserve	39,532	42,840	(37,012)		45,360
Fiscal 2022
Allowance for doubtful accounts	$1,005	$819	$(748)	(a)	$1,076
Inventory reserve	26,882	33,384	(20,734)		39,532
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

Based on management’s evaluation as of February 1, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and our principal financial officer, management evaluated the effectiveness of our internal control over financial reporting as of February 1, 2025, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of February 1, 2025. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of February 1, 2025 and has issued the attestation report included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

During the 13 weeks ended February 1, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers.” The additional information required by this item is included under the captions “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Nomination Process – Qualifications,” “Corporate Governance – Proposal One – Election of Directors,” “Corporate Governance – Information About Our Director Nominees,” “Corporate Governance – Insider Trading Policy” and “Corporate Governance – Audit Committee” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the Proxy Statement) and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee,” “Corporate Governance – Report of the Compensation Committee of the Board of Directors,” and “Corporate Governance – Non-Employee Director Compensation for Fiscal 2024” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is included under the caption "Stock Ownership” in the Proxy Statement and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of February 1, 2025 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

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

(b)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
4	Description of Ulta Beauty, Inc.’s Securities		10-K	4	001-33764	3/26/2024
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Amendment No. 3 to Second Amended and Restated Agreement, dated March 13, 2024, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders		10-K	10.2	001-33764	3/26/2024
10.3	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.4	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.6	Letter Agreement dated January 6, 2014 between Ulta Inc. and David Kimbell*		10-Q	10.1	001-33764	6/4/2015
10.7	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.8	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.9	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.10	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.11	New Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/30/2021

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.12	New Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.2	001-33764	3/30/2021
10.13	Alternative Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.25	001-33764	3/25/2022
10.14	Alternative Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.26	001-33764	3/25/2022
10.15	Alternative Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.27	001-33764	3/25/2022
10.16	2023 Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.20	001-33764	3/24/2023
10.17	2023 Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.21	001-33764	3/24/2023
10.18	2023 Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.22	001-33764	3/24/2023
10.19	Transition and Advisory Agreement between Ulta Beauty, Inc. and David Kimbell	X
19	Ulta Beauty, Inc. Insider Trading Policy	X
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Ulta Beauty, Inc. Senior Leadership Clawback Policy		10-K	97	001-33764	3/26/2024
99

Proxy Statement for the 2025 Annual Meeting of Stockholders. [To be filed with the SEC under Regulation 14A within 120 days after February 1, 2025; except to the extent specifically incorporated by reference, the Proxy Statement for the 2025 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 27, 2025.

ULTA BEAUTY, INC.

By:	/s/ Paula M. Oyibo
Paula M. Oyibo
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Kecia L. Steelman	President and Chief Executive Officer	March 27, 2025
Kecia L. Steelman	and Director (Principal Executive Officer)

/s/ Paula M. Oyibo	Chief Financial Officer and Treasurer	March 27, 2025
Paula M. Oyibo	(Principal Financial and Accounting Officer)

/s/ Michelle L. Collins	Director	March 27, 2025
Michelle L. Collins

/s/ Kelly E. Garcia	Director	March 27, 2025
Kelly E. Garcia

/s/ Catherine Halligan	Director	March 27, 2025
Catherine Halligan

/s/ Patricia A. Little	Director	March 27, 2025
Patricia A. Little

/s/ Michael R. MacDonald	Director	March 27, 2025
Michael R. MacDonald

/s/ George Mrkonic	Director	March 27, 2025
George Mrkonic

/s/ Lorna E. Nagler	Non-Executive Chair of the Board of	March 27, 2025
Lorna E. Nagler	Directors

/s/ Heidi G. Petz	Director	March 27, 2025
Heidi G. Petz

/s/ Gisel Ruiz	Director	March 27, 2025
Gisel Ruiz

/s/ Michael C. Smith	Director	March 27, 2025
Michael C. Smith