Form 10-Q
period 2025-05-03
Ulta Beauty, Inc.
filed 2025-05-29
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 23, 2025 was 44,945,605 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 3,	February 1,	May 4,
(In thousands, except per share data)	2025	2025	2024
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$454,629	$703,201	$524,596
Receivables, net	225,146	223,334	203,463
Merchandise inventories, net	2,121,519	1,968,214	1,906,040
Prepaid expenses and other current assets	138,396	129,113	126,529
Prepaid income taxes	—	4,946	—
Total current assets	2,939,690	3,028,808	2,760,628

Property and equipment, net	1,251,287	1,239,295	1,195,658
Operating lease assets	1,658,834	1,609,870	1,561,767
Goodwill	10,870	10,870	10,870
Other intangible assets, net	—	204	434
Deferred compensation plan assets	47,467	47,951	45,718
Other long-term assets	78,541	64,695	56,864
Total assets	$5,986,689	$6,001,693	$5,631,939

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$537,518	$563,761	$463,777
Accrued liabilities	346,960	380,241	332,692
Deferred revenue	462,843	500,585	398,729
Current operating lease liabilities	285,764	288,114	284,815
Accrued income taxes	130,765	46,777	92,711
Total current liabilities	1,763,850	1,779,478	1,572,724

Non-current operating lease liabilities	1,689,439	1,635,120	1,607,953
Deferred income taxes	46,013	42,593	89,556
Other long-term liabilities	57,084	56,149	60,963
Total liabilities	3,556,386	3,513,340	3,331,196

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 45,922, 46,809, and 48,688 shares issued; 45,042, 45,965, and 47,845 shares outstanding; at May 3, 2025 (unaudited), February 1, 2025, and May 4, 2024 (unaudited), respectively	459	468	487
Treasury stock-common, at cost	(119,704)	(106,793)	(106,315)
Additional paid-in capital	1,129,309	1,120,769	1,091,822
Retained earnings	1,420,239	1,473,909	1,314,749
Total stockholders’ equity	2,430,303	2,488,353	2,300,743
Total liabilities and stockholders’ equity	$5,986,689	$6,001,693	$5,631,939

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(In thousands, except per share data)	2025	2024
Net sales	$2,848,367	$2,725,848
Cost of sales	1,734,148	1,656,068
Gross profit	1,114,219	1,069,780

Selling, general and administrative expenses	710,613	665,913
Pre-opening expenses	1,829	2,919
Operating income	401,777	400,948
Interest income, net	(3,547)	(6,900)
Income before income taxes and equity net loss of affiliate	405,324	407,848
Income tax expense	99,644	94,735
Income before equity net loss of affiliate	305,680	313,113
Equity net loss of affiliate	628	—
Net income	$305,052	$313,113

Net income per common share:
Basic	$6.72	$6.51
Diluted	$6.70	$6.47

Weighted average common shares outstanding:
Basic	45,362	48,125
Diluted	45,508	48,381

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Operating activities
Net income	$305,052	$313,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,033	64,739
Non-cash lease expense	91,105	77,938
Deferred income taxes	3,420	3,635
Stock-based compensation expense	11,418	10,082
Loss on disposal of property and equipment	892	2,975
Equity net loss of affiliate	628	—
Change in operating assets and liabilities:
Receivables	(1,812)	4,476
Merchandise inventories	(153,305)	(163,904)
Prepaid expenses and other current assets	(9,283)	(10,931)
Income taxes	88,934	85,652
Accounts payable	(24,920)	(74,069)
Accrued liabilities	(32,716)	(43,846)
Deferred revenue	(37,742)	(37,862)
Operating lease liabilities	(88,100)	(83,500)
Other assets and liabilities	(5,583)	10,842
Net cash provided by operating activities	220,021	159,340

Investing activities
Capital expenditures	(79,031)	(91,024)
Other investments	(7,346)	(2,563)
Net cash used in investing activities	(86,377)	(93,587)

Financing activities
Repurchase of common shares	(369,786)	(289,431)
Stock options exercised	481	8,913
Purchase of treasury shares	(12,911)	(23,283)
Debt issuance costs	—	(3,950)
Net cash used in financing activities	(382,216)	(307,751)

Net decrease in cash and cash equivalents	(248,572)	(241,998)
Cash and cash equivalents at beginning of period	703,201	766,594
Cash and cash equivalents at end of period	$454,629	$524,596

Supplemental information
Income taxes paid, net of refunds	$7,016	$5,057
Non-cash investing and financing activities:
Non-cash capital expenditures	28,370	51,695
Repurchase of common shares in accrued liabilities	3,913	—

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$2,279,328
Net income	—	—	—	—	—	313,113	313,113
Stock-based compensation	—	—	—	—	10,082	—	10,082
Stock options exercised and other awards	153	2	—	—	8,911	—	8,913
Purchase of treasury shares	—	—	(44)	(23,283)	—	—	(23,283)
Repurchase of common shares, including excise tax	(588)	(6)	—	—	(2,275)	(285,129)	(287,410)
Balance – May 4, 2024	48,688	$487	(843)	$(106,315)	$1,091,822	$1,314,749	$2,300,743

Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$2,488,353
Net income	—	—	—	—	—	305,052	305,052
Stock-based compensation	—	—	—	—	11,418	—	11,418
Stock options exercised and other awards	100	1	—	—	480	—	481
Purchase of treasury shares	—	—	(36)	(12,911)	—	—	(12,911)
Repurchase of common shares, including excise tax	(987)	(10)	—	—	(3,358)	(358,722)	(362,090)
Balance – May 3, 2025	45,922	$459	(880)	$(119,704)	$1,129,309	$1,420,239	$2,430,303

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

As of May 3, 2025, the Company operated 1,451 stores across 50 states, as shown in the table below.

	Number of		Number of
Location	stores	Location	stores
Alabama	27	Montana	6
Alaska	3	Nebraska	5
Arizona	38	Nevada	16
Arkansas	11	New Hampshire	8
California	174	New Jersey	46
Colorado	27	New Mexico	8
Connecticut	21	New York	59
Delaware	4	North Carolina	48
Florida	103	North Dakota	4
Georgia	44	Ohio	48
Hawaii	4	Oklahoma	23
Idaho	10	Oregon	21
Illinois	56	Pennsylvania	47
Indiana	26	Rhode Island	5
Iowa	12	South Carolina	27
Kansas	14	South Dakota	3
Kentucky	16	Tennessee	34
Louisiana	19	Texas	141
Maine	3	Utah	17
Maryland	29	Vermont	1
Massachusetts	27	Virginia	36
Michigan	50	Washington	37
Minnesota	21	West Virginia	7
Mississippi	12	Wisconsin	22
Missouri	26	Wyoming	5
		Total	1,451

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 3, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026, or for any other future interim period or for any future year.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025. All amounts are stated in thousands, with the exception of per share amounts and number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended February 1, 2025. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The first quarter in fiscal 2025 and 2024 ended on May 3, 2025 and May 4, 2024, respectively.

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

Recent accounting pronouncements not yet adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on related disclosures.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	May 3,	May 4,
(Percentage of net sales)	2025	2024
Cosmetics	40%	42%
Skincare and wellness	25%	23%
Haircare	18%	19%
Fragrance	11%	10%
Services	4%	4%
Other	2%	2%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed Ulta Beauty Rewards loyalty points and unredeemed Ulta Beauty gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Beginning balance	$492,907	$428,788
Additions to contract liabilities (1)	164,054	133,495
Deductions to contract liabilities (2)	(201,701)	(170,837)
Ending balance	$455,260	$391,446
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,583 and $7,283 at May 3, 2025 and May 4, 2024, respectively.

4.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $10,870 at May 3, 2025, February 1, 2025, and May 4, 2024. No additional goodwill was recognized during the 13 weeks ended May 3, 2025. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Operating lease cost	$93,466	$88,155

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Cash paid for operating lease liabilities (1)	$106,017	$101,646
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	140,069	65,176
(1)	Excludes $15,782 and $7,791 related to cash received for tenant incentives for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.

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

As of May 3, 2025, February 1, 2025, and May 4, 2024, there were no borrowings outstanding under the credit facility.

As of May 3, 2025, the Company was in compliance with all terms and covenants of the Loan Agreement.

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

As of May 3, 2025, February 1, 2025, and May 4, 2024, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $44,712, $43,117, and $47,849, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	13 Weeks Ended
	May 3,	May 4,
	2025	2024
Volatility rate	34.0%	33.0%
Average risk-free interest rate	3.9%	4.4%
Average expected life (in years)	3.4	3.5
Dividend yield	—	—

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

The Company granted 129 and 56 stock options during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. Stock-based compensation expense for stock options was $3,039 and $1,680 for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. The weighted-average grant date fair value of these stock options was $107.99 and $157.66 for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. At May 3, 2025, there was approximately $18,931 of unrecognized stock-based compensation expense related to unvested stock options.

There were 99 and 44 restricted stock units issued during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. Stock-based compensation expense for restricted stock units was $5,346 and $4,388 for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. At May 3, 2025, there was approximately $53,478 of unrecognized stock-based compensation expense related to restricted stock units.

There were no performance-based restricted stock units issued during the 13 weeks ended May 3, 2025. There were 71 performance-based restricted stock units issued during the 13 weeks ended May 4, 2024. Stock-based compensation expense for performance-based restricted stock units was $3,033 and $4,014 for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. At May 3, 2025, there was approximately $6,699 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $99,644 for the 13 weeks ended May 3, 2025 represents an effective tax rate of 24.6%, compared to $94,735 of income tax expense representing an effective tax rate of 23.2% for the 13 weeks ended May 4, 2024. The higher effective tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended
	May 3,	May 4,
(In thousands, except per share data)	2025	2024
Numerator:
Net income	$305,052	$313,113

Denominator:
Weighted-average common shares – Basic	45,362	48,125
Dilutive effect of stock options and non-vested stock	146	256
Weighted-average common shares – Diluted	45,508	48,381

Net income per common share:
Basic	$6.72	$6.51
Diluted	$6.70	$6.47

The denominator for diluted net income per common share for the 13 weeks ended May 3, 2025 and May 4, 2024 excludes 354 and 150 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Shares repurchased	987	588
Total cost of shares repurchased, including excise tax	$362,090	$287,410

Note 13. Segment reporting

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce. Within the reportable segment, there are significant expense categories included in the measure of the segment’s net income as shown below:

	13 Weeks Ended
	May 3,	May 4,
(In thousands, except per share data)	2025	2024
Net sales	$2,848,367	$2,725,848
Less:
Cost of sales (1)	1,734,148	1,656,068
Associate expenses (2)	387,150	356,269
Advertising expense, net (3)	90,609	85,707
Pre-opening expenses	1,829	2,919
Other segment expenses (1) (4)	232,854	223,937
Interest income, net	(3,547)	(6,900)
Income tax expense	99,644	94,735
Equity net loss of affiliate	628	—
Net income	$305,052	$313,113

(1)	Included within cost of sales and other segment expenses is depreciation and amortization expense of $72,033 and $64,739 for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
(2)	Associate expenses include salaries, wages, bonus, and other forms of compensation related to associates.
(3)

Advertising expense, net consists of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs.

(4) Other segment expenses include other corporate overhead and store opening expenses within SG&A expenses.

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

●	macroeconomic conditions, including inflation and elevated interest rates, as well as prior labor, transportation, and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts, especially when combined with increased tariffs);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions, tariffs, and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan;
●	the ability to execute our operational excellence priorities, including continuous improvement and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment center, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission (the SEC), including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2025, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q (including this report).

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

Over the long term, our growth strategy is to drive profitable growth and market share leadership in beauty and wellness through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to drive revenue growth, leverage fixed costs, improve merchandise margin, increase operating efficiencies, and grow other revenue, partially offset by incremental investments in new stores and technology to enhance the guest experience, people, assortment, and advertising.

Current Trends

Industry trends

The overall beauty market expanded in 2024 and into the first quarter of 2025, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures, including existing and potential tariffs, have impacted consumer spending habits broadly, which we believe could contribute to lower sales trends throughout fiscal 2025. The continuation of inflationary and macroeconomic pressures, including existing and potential tariffs, could further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any future debt to remain at an elevated level or increase.

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

Measuring comparable sales allows us to evaluate the performance of our store base as well as several other aspects of our overall strategy. Several factors could positively or negatively impact our comparable sales results:

●	the general national, regional, and local economic conditions and corresponding impact on customer spending levels;
●	the introduction of new products or brands;
●	the location of new stores in existing store markets;
●	competition and/or alternative distribution channels;
●	our ability to respond on a timely basis to changes in consumer preferences;
●	the effectiveness of our various merchandising and marketing activities; and
●	the number of new stores opened and the impact on the average age of all of our comparable stores.

Cost of sales includes:

●	the cost of merchandise sold, offset by vendor income that is not a reimbursement of specific, incremental, and identifiable costs;
●	distribution costs including labor and related benefits, freight, rent, depreciation and amortization, real estate taxes, utilities, and insurance;
●	shipping and handling costs for e-commerce orders;
●	retail store occupancy costs including rent, depreciation and amortization, real estate taxes, utilities, repairs and maintenance, insurance, and licenses;
●	salon services payroll and benefits; and
●	shrink and inventory valuation reserves.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s first quarter in fiscal 2025 and 2024 ended on May 3, 2025 and May 4, 2024, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	May 3,	May 4,
(Dollars in thousands)	2025	2024
Net sales	$2,848,367	$2,725,848
Cost of sales	1,734,148	1,656,068
Gross profit	1,114,219	1,069,780

Selling, general and administrative expenses	710,613	665,913
Pre-opening expenses	1,829	2,919
Operating income	401,777	400,948
Interest income, net	(3,547)	(6,900)
Income before income taxes and equity net loss of affiliate	405,324	407,848
Income tax expense	99,644	94,735
Income before equity net loss of affiliate	305,680	313,113
Equity net loss of affiliate	628	—
Net income	$305,052	$313,113

Other operating data:
Number of stores end of period	1,451	1,395
Comparable sales	2.9%	1.6%

	13 Weeks Ended
	May 3,	May 4,
(Percentage of net sales)	2025	2024
Net sales	100.0%	100.0%
Cost of sales	60.9%	60.8%
Gross profit	39.1%	39.2%

Selling, general and administrative expenses	24.9%	24.4%
Pre-opening expenses	0.1%	0.1%
Operating income	14.1%	14.7%
Interest income, net	(0.1%)	(0.3%)
Income before income taxes and equity net loss of affiliate	14.2%	15.0%
Income tax expense	3.5%	3.5%
Income before equity net loss of affiliate	10.7%	11.5%
Equity net loss of affiliate	0.0%	0.0%
Net income	10.7%	11.5%

Comparison of 13 weeks ended May 3, 2025 to 13 weeks ended May 4, 2024

Net sales

Net sales increased $122.5 million or 4.5%, to $2.8 billion for the 13 weeks ended May 3, 2025, compared to $2.7 billion for the 13 weeks ended May 4, 2024. The net sales increase was primarily due to increased comparable sales and new store contribution, partially offset by a $3.5 million decrease in other revenue. The total comparable sales increase of 2.9% was driven by a 2.3% increase in average ticket and a 0.6% increase in transactions.

Gross profit

Gross profit increased $44.4 million or 4.2%, to $1.11 billion for the 13 weeks ended May 3, 2025, compared to $1.07 billion for the 13 weeks ended May 4, 2024. Gross profit as a percentage of net sales decreased to 39.1% for the 13 weeks ended May 3, 2025, compared to 39.2% for the 13 weeks ended May 4, 2024. The decrease in gross profit margin was primarily due to deleverage of store and supply chain fixed costs and lower other revenue, partially offset by lower inventory shrink.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $44.7 million or 6.7%, to $710.6 million for the 13 weeks ended May 3, 2025, compared to $665.9 million for the 13 weeks ended May 4, 2024. SG&A expenses as a percentage of net sales increased to 24.9% for the 13 weeks ended May 3, 2025, compared to 24.4% for the 13 weeks ended May 4, 2024, primarily due to deleverage of store payroll and benefits and store expenses, partially offset by leverage of corporate overhead.

Pre-opening expenses

Pre-opening expenses were $1.8 million for the 13 weeks ended May 3, 2025 compared to $2.9 million for the 13 weeks ended May 4, 2024.

Interest income, net

Interest income, net was $3.5 million for the 13 weeks ended May 3, 2025 compared to $6.9 million for the 13 weeks ended May 4, 2024. We did not have any outstanding borrowings on the credit facility as of May 3, 2025, February 1, 2025, and May 4, 2024.

Income tax expense

Income tax expense of $99.6 million for the 13 weeks ended May 3, 2025 represents an effective tax rate of 24.6%, compared to $94.7 million of income tax expense representing an effective tax rate of 23.2% for the 13 weeks ended May 4, 2024. The higher income tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

Net income

Net income was $305.1 million for the 13 weeks ended May 3, 2025, compared to $313.1 million for the 13 weeks ended May 4, 2024. The decrease in net income is primarily related to the $44.7 million increase in SG&A expenses, the $4.9 million increase in income tax expense, and the $3.4 million decrease in interest income, net, partially offset by the $44.4 million increase in gross profit.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facility. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of May 3, 2025, February 1, 2025, and May 4, 2024, we had cash and cash equivalents of $454.6 million, $703.2 million, and $524.6 million, respectively.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	May 3,	May 4,
(In thousands)	2025	2024
Net cash provided by operating activities	$220,021	$159,340
Net cash used in investing activities	(86,377)	(93,587)
Net cash used in financing activities	(382,216)	(307,751)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was mainly due to the timing of accounts payable and accrued liabilities and a smaller increase in merchandise inventories in the first quarter of fiscal 2025, partially offset by the net increase in other assets and liabilities and the decrease in net income.

The decrease in net income was primarily due to an increase in SG&A expenses, an increase in income tax expense, and a decrease in interest income, net, partially offset by an increase in gross profit resulting from higher sales.

Merchandise inventories, net were $2.1 billion at May 3, 2025, compared to $1.9 billion at May 4, 2024, representing an increase of $215.5 million or 11.3%. The increase in total inventory is primarily due to the following:

●	$146 million increase due to new brand launches and strategic inventory investments; and
●	$69 million increase due to the addition of 56 net new stores opened since May 4, 2024.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $79.0 million during the 13 weeks ended May 3, 2025 compared to $91.0 million during the 13 weeks ended May 4, 2024.

During the 13 weeks ended May 3, 2025, we opened six new stores, remodeled four stores, and relocated two stores, compared to the 13 weeks ended May 4, 2024, when we opened 12 new stores, closed two stores, and relocated one store.

The decrease in net cash used in investing activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to lower capital expenditures for merchandising fixtures and information technology systems, partially offset by higher capital expenditures for supply chain investments, compared to the first quarter of fiscal 2024.

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

The increase in net cash used in financing activities in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to an increase in share repurchases.

We had no borrowings outstanding under the credit facility as of May 3, 2025, February 1, 2025, and May 4, 2024. The zero outstanding borrowings position is due to a combination of factors including sales demand, overall performance of management initiatives including expense control, and inventory and other working capital reductions. We may require borrowings under the facility from time to time in future periods for unexpected business disruptions, to support our new store program, seasonal inventory needs, or share repurchases.

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

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 3,	May 4,
(Dollars in millions)	2025	2024
Shares repurchased	986,733	588,044
Total cost of shares repurchased, including excise tax	$362.1	$287.4

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

As of May 3, 2025, February 1, 2025, and May 4, 2024 we had no borrowings outstanding under the credit facility.

As of May 3, 2025, we were in compliance with all terms and covenants of the Loan Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on the credit facility as of May 3, 2025, February 1, 2025, and May 4, 2024.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Based on management’s evaluation as of May 3, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2025, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
February 2, 2025 to March 1, 2025	539,161	$374.56	539,064	$2,495,826
March 2, 2025 to March 29, 2025	266,104	351.68	230,564	2,415,504
March 30, 2025 to May 3, 2025	217,550	365.28	217,105	2,337,006
13 weeks ended May 3, 2025	1,022,815	366.64	986,733	2,337,006
(1)

There were 986,733 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 3, 2025 and there were 36,082 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

The Company may repurchase up to $3.0 billion of the Company’s common stock under the share repurchase program the Board of Directors authorized in October 2024, which revoked the previously authorized but unused amounts under the share repurchase program the Board of Directors authorized in March 2024. As of May 3, 2025, $2.3 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended May 3, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
10.1	2025 Form of Stock Option Agreement under the Amended and Restated 2011 Incentive Award Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 29, 2025 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Paula M. Oyibo
Paula M. Oyibo Chief Financial Officer and Treasurer (principal financial and accounting officer and authorized signatory)