Form 10-Q
period 2025-08-02
Ulta Beauty, Inc.
filed 2025-08-28
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 25, 2025 was 44,838,364 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 2,	February 1,	August 3,
(In thousands, except per share data)	2025	2025	2024
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$242,745	$703,201	$413,962
Receivables, net	224,412	223,334	200,863
Merchandise inventories, net	2,407,051	1,968,214	1,998,286
Prepaid expenses and other current assets	165,963	129,113	132,023
Prepaid income taxes	28,877	4,946	53,607
Total current assets	3,069,048	3,028,808	2,798,741

Property and equipment, net	1,332,503	1,239,295	1,225,850
Operating lease assets	1,682,151	1,609,870	1,599,735
Goodwill	392,606	10,870	10,870
Other intangible assets, net	5,466	204	357
Deferred compensation plan assets	50,550	47,951	46,280
Other long-term assets	98,324	64,695	55,575
Total assets	$6,630,648	$6,001,693	$5,737,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$708,655	$563,761	$566,904
Accrued liabilities	460,232	380,241	348,042
Deferred revenue	460,187	500,585	394,987
Current operating lease liabilities	282,593	288,114	281,301
Accrued income taxes	—	46,777	—
Short-term debt	289,101	—	—
Total current liabilities	2,200,768	1,779,478	1,591,234

Non-current operating lease liabilities	1,716,133	1,635,120	1,647,698
Deferred income taxes	49,158	42,593	88,461
Other long-term liabilities	60,729	56,149	61,855
Total liabilities	4,026,788	3,513,340	3,389,248

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 45,756, 46,809, and 48,143 shares issued; 44,875, 45,965, and 47,300 shares outstanding; at August 2, 2025 (unaudited), February 1, 2025, and August 3, 2024 (unaudited), respectively	458	468	481
Treasury stock-common, at cost	(120,031)	(106,793)	(106,491)
Additional paid-in capital	1,151,858	1,120,769	1,099,197
Retained earnings	1,571,575	1,473,909	1,354,973
Total stockholders’ equity	2,603,860	2,488,353	2,348,160
Total liabilities and stockholders’ equity	$6,630,648	$6,001,693	$5,737,408

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$2,788,469	$2,552,087	$5,636,836	$5,277,935
Cost of sales	1,696,773	1,573,910	3,430,921	3,229,978
Gross profit	1,091,696	978,177	2,205,915	2,047,957

Selling, general and administrative expenses	741,737	644,821	1,452,350	1,310,734
Pre-opening expenses	5,105	4,155	6,934	7,074
Operating income	344,854	329,201	746,631	730,149
Interest income, net	(1,413)	(4,526)	(4,960)	(11,426)
Income before income taxes and equity net loss of affiliate	346,267	333,727	751,591	741,575
Income tax expense	84,795	81,171	184,439	175,906
Income before equity net loss of affiliate	261,472	252,556	567,152	565,669
Equity net loss of affiliate	597	—	1,225	—
Net income	$260,875	$252,556	$565,927	$565,669

Net income per common share:
Basic	$5.80	$5.32	$12.53	$11.83
Diluted	$5.78	$5.30	$12.49	$11.78

Weighted average common shares outstanding:
Basic	44,955	47,505	45,158	47,815
Diluted	45,112	47,667	45,297	48,022

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2025	2024
Operating activities
Net income	$565,927	$565,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,198	130,053
Non-cash lease expense	183,528	163,481
Deferred income taxes	2,232	2,540
Stock-based compensation expense	20,338	19,272
Loss on disposal of property and equipment	4,689	5,204
Equity net loss of affiliate	1,225	—
Change in operating assets and liabilities:
Receivables	(198)	7,076
Merchandise inventories	(366,091)	(256,150)
Prepaid expenses and other current assets	(21,657)	(16,425)
Income taxes	(70,406)	(60,666)
Accounts payable	98,115	29,715
Accrued liabilities	(3,881)	(33,634)
Deferred revenue	(44,418)	(41,604)
Operating lease liabilities	(180,316)	(170,779)
Other assets and liabilities	(15,742)	15,127
Net cash provided by operating activities	316,543	358,879

Investing activities
Capital expenditures	(155,988)	(186,301)
Acquisitions, net of cash acquired	(386,793)	—
Other investments	(17,130)	(5,091)
Net cash used in investing activities	(559,911)	(191,392)

Financing activities
Borrowings from short-term debt	593,641	—
Payments on short-term debt	(333,100)	—
Repurchase of common shares	(479,242)	(501,768)
Stock options exercised	14,851	9,196
Purchase of treasury shares	(13,238)	(23,459)
Debt issuance costs	—	(4,088)
Net cash used in financing activities	(217,088)	(520,119)

Net decrease in cash and cash equivalents	(460,456)	(352,632)
Cash and cash equivalents at beginning of period	703,201	766,594
Cash and cash equivalents at end of period	$242,745	$413,962

Supplemental information
Income taxes paid, net of refunds	$252,013	$233,249
Non-cash investing and financing activities:
Non-cash capital expenditures	62,621	54,075
Repurchase of common shares in accrued liabilities	3,998	—

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$2,488,353
Net income	—	—	—	—	—	305,052	305,052
Stock-based compensation	—	—	—	—	11,418	—	11,418
Stock options exercised and other awards	100	1	—	—	480	—	481
Purchase of treasury shares	—	—	(36)	(12,911)	—	—	(12,911)
Repurchase of common shares, including excise tax	(987)	(10)	—	—	(3,358)	(358,722)	(362,090)
Balance – May 3, 2025	45,922	$459	(880)	$(119,704)	$1,129,309	$1,420,239	$2,430,303
Net income	—	—	—	—	—	260,875	260,875
Stock-based compensation	—	—	—	—	8,920	—	8,920
Stock options exercised and other awards	78	1	—	—	14,369	—	14,370
Purchase of treasury shares	—	—	(1)	(327)	—	—	(327)
Repurchase of common shares, including excise tax	(244)	(2)	—	—	(740)	(109,539)	(110,281)
Balance – August 2, 2025	45,756	$458	(881)	$(120,031)	$1,151,858	$1,571,575	$2,603,860

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

Ulta Beauty, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and store count data) (Unaudited)

1.Business and basis of presentation

Ulta Beauty, Inc. and its subsidiaries operate specialty retail stores selling cosmetics, fragrance, haircare products, skincare and wellness products, and related accessories and services. Nearly every store in the United States (U.S.) features a full-service salon.

As used in these notes and throughout this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” “Ulta Beauty,” or the “Company” refer to Ulta Beauty, Inc. and its consolidated subsidiaries.

As of August 2, 2025, the Company operated 1,556 stores worldwide: 1,473 in the U.S. located in 50 states (detailed below), 81 in the United Kingdom (U.K.), and two in Ireland.

	Number of		Number of
Location	stores	Location	stores
Alabama	27	Montana	6
Alaska	3	Nebraska	5
Arizona	40	Nevada	16
Arkansas	11	New Hampshire	8
California	177	New Jersey	47
Colorado	28	New Mexico	8
Connecticut	20	New York	60
Delaware	4	North Carolina	50
Florida	104	North Dakota	4
Georgia	46	Ohio	48
Hawaii	4	Oklahoma	23
Idaho	10	Oregon	21
Illinois	55	Pennsylvania	47
Indiana	27	Rhode Island	5
Iowa	13	South Carolina	27
Kansas	15	South Dakota	3
Kentucky	18	Tennessee	34
Louisiana	19	Texas	141
Maine	3	Utah	17
Maryland	29	Vermont	1
Massachusetts	27	Virginia	37
Michigan	51	Washington	37
Minnesota	22	West Virginia	7
Mississippi	12	Wisconsin	24
Missouri	27	Wyoming	5
		Total	1,473

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 2, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The second quarter in fiscal 2025 and 2024 ended on August 2, 2025 and August 3, 2024, respectively.

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

Recent accounting pronouncements not yet adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 and should be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Percentage of net sales)	2025 (1)	2024	2025 (1)	2024
Cosmetics	38%	39%	39%	40%
Skincare and wellness	25%	24%	25%	24%
Haircare	19%	20%	19%	19%
Fragrance	12%	11%	11%	11%
Services	4%	4%	4%	4%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
(1)Excludes the impact of Space NK Limited (Space NK) net sales for the 13 and 26 weeks ended August 2, 2025.

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed loyalty points and unredeemed gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands)	2025	2024	2025	2024
Beginning balance	$455,260	$391,446	$492,907	$428,788
Additions to contract liabilities (1)	123,639	120,189	286,294	253,584
Deductions to contract liabilities (2)	(126,931)	(123,818)	(327,233)	(294,555)
Ending balance	$451,968	$387,817	$451,968	$387,817
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,219 and $7,170 at August 2, 2025 and August 3, 2024, respectively.

4. Acquisitions

On July 10, 2025, the Company acquired 100% ownership in Space NK, a luxury beauty retailer operating in the U.K. and Ireland. The acquisition was funded with cash on hand and borrowings under the Company’s existing credit facility. The acquisition is not material to the Company’s consolidated financial statements.

Preliminary Allocation of the Purchase Price

The Company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed in accordance with Accounting Standards Codification Topic 805, “Business Combinations” as of August 2, 2025. Accordingly, the purchase price allocation is preliminary. The Company expects to obtain the information necessary to finalize the purchase price allocation during the measurement period, not to exceed one year from the acquisition date. Any changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.

The preliminary allocation of the purchase price consideration to the estimated fair value of the assets acquired and liabilities assumed on July 10, 2025 are as follows:

(In thousands)
Cash and cash equivalents	$12,359
Merchandise inventories, net	72,747
Property and equipment, net	44,678
Other assets (1)	22,005
Accounts payable	(44,476)
Accrued liabilities	(52,984)
Other liabilities (2)	(36,913)
Estimated fair value excluding goodwill	17,416
Goodwill	381,736
Net assets acquired	$399,152
(1)	Includes amounts primarily related to receivables, prepaid expenses and other currents assets, and other intangible assets on the consolidated balance sheets.

(2)	Includes amounts primarily related to deferred revenue, short-term debt, and deferred income taxes on the consolidated balance sheets.

Transaction costs related to the acquisition of Space NK were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income.

The results of operations of Space NK are included in the consolidated financial statements since the date of the acquisition.

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $392,606, $10,870, and $10,870 at August 2, 2025, February 1, 2025, and August 3, 2024, respectively. Goodwill of $381,736 was recognized during the 13 and 26 weeks ended August 2, 2025 related to the Company’s acquisition of Space NK. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$94,050	$88,080	$187,516	$176,235

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2025	2024
Cash paid for operating lease liabilities (1)	$211,629	$203,766
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	255,809	188,686
(1)	Excludes $27,376 and $19,882 related to cash received for tenant incentives for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.

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

As of August 2, 2025, the Company had $237,700 of borrowings outstanding under this credit facility. The weighted average interest rate was 6.89% for the 26 weeks ended August 2, 2025. As of February 1, 2025 and August 3, 2024, there were no borrowings outstanding under the credit facility. As of August 2, 2025, the Company was in compliance with all terms and covenants of the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the Facility Agreement) with National Westminster Bank plc, providing up to £40,000 for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10,000 with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of August 2, 2025, there was $51,401 outstanding under this credit facility. As of August 2, 2025, Space NK was in compliance with all terms and covenants of the Facility Agreement.

9.Fair value measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and debt approximates their estimated fair values due to the short maturities of these instruments.

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

As of August 2, 2025, February 1, 2025, and August 3, 2024, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $48,417, $43,117, and $48,720, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

10.Stock-based compensation

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

	26 Weeks Ended
	August 2,	August 3,
	2025	2024
Volatility rate	34.0%	33.0%
Average risk-free interest rate	3.9%	4.4%
Average expected life (in years)	3.4	3.5
Dividend yield	—	—

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

The Company granted 134 and 56 stock options during the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. Stock-based compensation expense for stock options was $2,011 and $1,506 for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively. Stock-based compensation expense for stock options was $5,050 and $3,185 for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. The weighted-average grant date fair value of these stock options was $109.39 and $157.66 for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. At August 2, 2025, there was approximately $16,480 of unrecognized stock-based compensation expense related to unvested stock options.

There were 106 and 51 restricted stock units issued during the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. Stock-based compensation expense for restricted stock units was $5,626 and $4,997 for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively. Stock-based compensation expense for restricted stock units was $10,972 and $9,385 for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. At August 2, 2025, there was approximately $48,603 of unrecognized stock-based compensation expense related to restricted stock units.

There were no performance-based restricted stock units issued during the 26 weeks ended August 2, 2025. There were 71 performance-based restricted stock units issued during the 26 weeks ended August 3, 2024. Stock-based compensation expense for performance-based restricted stock units was $1,283 and $2,687 for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively. Stock-based compensation expense for performance-based restricted stock units was $4,316 and $6,702 for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. At August 2, 2025, there was approximately $4,752 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

11.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $84,795 for the 13 weeks ended August 2, 2025 represents an effective tax rate of 24.5%, compared to $81,171 of tax expense representing an effective tax rate of 24.3% for the 13 weeks ended August 3, 2024.

Income tax expense of $184,439 for the 26 weeks ended August 2, 2025 represents an effective tax rate of 24.5%, compared to $175,906 of tax expense representing an effective tax rate of 23.7% for the 26 weeks ended August 3, 2024. The higher effective tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions. Among other things, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation. The Company expects further guidance may be issued by the U.S. government with respect to certain OBBBA tax provisions and is in the process of evaluating the impact of the OBBBA. However, it is not expected to have a material impact on the consolidated financial statements.

12.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$260,875	$252,556	$565,927	$565,669

Denominator:
Weighted-average common shares – Basic	44,955	47,505	45,158	47,815
Dilutive effect of stock options and non-vested stock	157	162	139	207
Weighted-average common shares – Diluted	45,112	47,667	45,297	48,022

Net income per common share:
Basic	$5.80	$5.32	$12.53	$11.83
Diluted	$5.78	$5.30	$12.49	$11.78

The denominator for diluted net income per common share for the 13 weeks ended August 2, 2025 and August 3, 2024 excludes 217 and 184 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended August 2, 2025 and August 3, 2024 excludes 343 and 195 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2025	2024
Shares repurchased	1,231	1,138
Total cost of shares repurchased, including excise tax	$472,371	$501,846

14. Segment reporting

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce. Within the reportable segment, there are significant expense categories included in the measure of the segment’s net income as shown below:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(In thousands)	2025	2024	2025	2024
Net sales	$2,788,469	$2,552,087	$5,636,836	$5,277,935
Less:
Cost of sales (1)	1,696,773	1,573,910	3,430,921	3,229,978
Associate expenses (2)	407,579	351,608	794,729	707,877
Advertising expense, net (3)	80,619	74,597	171,228	160,304
Pre-opening expenses	5,105	4,155	6,934	7,074
Other segment expenses (1) (4)	253,539	218,616	486,393	442,553
Interest income, net	(1,413)	(4,526)	(4,960)	(11,426)
Income tax expense	84,795	81,171	184,439	175,906
Equity net loss of affiliate	597	—	1,225	—
Net income	$260,875	$252,556	$565,927	$565,669

(1)

Included within cost of sales and other segment expenses is depreciation and amortization expense of $71,165 and $65,314 for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively, and $143,198 and $130,053 for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.

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

15. Subsequent events

On August 14, 2025, the Company and Target Corporation mutually agreed not to renew the Ulta Beauty at Target shop-in-shop partnership when the current agreement concludes in August 2026. Until then, the Ulta Beauty at Target experience will continue in Target stores and on Target.com.

On August 27, 2025, the Company entered into Amendment No. 4 to its Second Amended and Restated Loan Agreement, which amended and restated the existing agreement. The new loan agreement increases the revolving facility by an additional $200,000 and provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties, which include, without limitation:

●	macroeconomic conditions, including inflation and elevated interest rates, as well as prior labor, transportation, and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows (including future uncertain impacts, especially when combined with increased tariffs);
●	changes in the overall level of consumer spending and volatility in the economy, including as a result of macroeconomic conditions, tariffs, and geopolitical events;
●	our ability to sustain our growth plans and successfully implement our long-range strategic and financial plan, including our international expansion in Mexico, the Middle East, the U.K., and Ireland;
●	the ability to execute our operational excellence priorities, including continuous improvement and supply chain optimization;
●	our ability to gauge beauty trends and react to changing consumer preferences in a timely manner;
●	the possibility that we may be unable to compete effectively in our highly competitive markets;
●	the possibility of significant interruptions in the operations of our distribution centers, fast fulfillment center, and market fulfillment centers;
●	the possibility that cybersecurity or information security breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the possibility of material disruptions to our information systems, including our Ulta.com website and mobile applications;
●	the possibility that we will not realize the anticipated benefits of the acquisition of Space NK for any reason, including due to challenges with integration and/or achieving anticipated acquisition synergies;
●	the failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations;
●	changes in the good relationships we have with our brand partners, our ability to continue to obtain sufficient merchandise from our brand partners, and/or our ability to continue to offer permanent or temporary exclusive products of our brand partners;
●	our ability to effectively manage our inventory and protect against inventory shrink;
●	changes in the wholesale cost of our products and/or interruptions at our brand partners’ or third-party vendors’ operations;
●	epidemics, pandemics or natural disasters, which could negatively impact sales;
●	the possibility that new store openings and existing locations may be impacted by developer or co-tenant issues;
●	our ability to attract and retain key executive personnel;
●	the impact of climate change on our business operations and/or supply chain;
●	our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
●	a decline in operating results which could lead to asset impairment and store closure charges; and
●	other risk factors detailed in our public filings with the Securities and Exchange Commission, including risk factors contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended

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

Today, we are the largest specialty beauty retailer in the United States and a leading destination for cosmetics, fragrance, skin care, hair care, wellness and salon services. Key aspects of our business include: a differentiated assortment of approximately 29,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in approximately 1,500 stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels. In addition to our domestic operations, Ulta Beauty is expanding our presence internationally through a joint venture in Mexico, a franchise in the Middle East, and our subsidiary, Space NK, a luxury beauty retailer operating in the U.K. and Ireland.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities across four foundational focus areas: 1) Assortment: curating the best of all things beauty and wellness for all beauty enthusiasts; 2) Experience: fostering authentic, empowering human connections that inspire, delight and engage guests at every touchpoint; 3) Loyalty: building lifelong loyalty and brand love through member growth and personalization; and 4) Access: engaging our guests wherever they want to shop by expanding our reach through seamless and immersive omnichannel experiences. We operate in an attractive and growing beauty products and salon services industry, and believe our strong operating model, competitive advantages, and financial foundation, paired with our investments to drive our growth, position us to capture additional market share in the industry.

Comparable sales is a key metric that is monitored closely within the retail industry. Our comparable sales have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales, including general economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others.

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

Current Trends

Industry trends

The overall beauty market expanded in 2024 and into the second quarter of 2025, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures, including existing and potential tariffs, have impacted consumer spending habits broadly, which we believe could contribute to lower sales trends throughout fiscal 2025. The continuation of inflationary and macroeconomic pressures, including existing and potential tariffs, could further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any debt to remain at an elevated level or increase.

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

Interest income represents interest from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facilities, which is structured as an asset-based lending instrument. Interest on our credit facilities is based on a variable interest rate structure which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s second quarter in fiscal 2025 and 2024 ended on August 2, 2025 and August 3, 2024, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Dollars in thousands)	2025	2024	2025	2024
Net sales	$2,788,469	$2,552,087	$5,636,836	$5,277,935
Cost of sales	1,696,773	1,573,910	3,430,921	3,229,978
Gross profit	1,091,696	978,177	2,205,915	2,047,957

Selling, general and administrative expenses	741,737	644,821	1,452,350	1,310,734
Pre-opening expenses	5,105	4,155	6,934	7,074
Operating income	344,854	329,201	746,631	730,149
Interest income, net	(1,413)	(4,526)	(4,960)	(11,426)
Income before income taxes and equity net loss of affiliate	346,267	333,727	751,591	741,575
Income tax expense	84,795	81,171	184,439	175,906
Income before equity net loss of affiliate	261,472	252,556	567,152	565,669
Equity net loss of affiliate	597	—	1,225	—
Net income	$260,875	$252,556	$565,927	$565,669

Other operating data:
Number of stores end of period (1)	1,473	1,411	1,473	1,411
Comparable sales	6.7%	(1.2%)	4.7%	0.2%
(1)Excludes 83 stores in the U.K. and Ireland operated by Space NK as of August 2, 2025.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Percentage of net sales)	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8%	61.7%	60.9%	61.2%
Gross profit	39.2%	38.3%	39.1%	38.8%

Selling, general and administrative expenses	26.6%	25.3%	25.8%	24.8%
Pre-opening expenses	0.2%	0.2%	0.1%	0.1%
Operating income	12.4%	12.9%	13.2%	13.8%
Interest income, net	(0.1%)	(0.2%)	(0.1%)	(0.2%)
Income before income taxes and equity net loss of affiliate	12.4%	13.1%	13.3%	14.1%
Income tax expense	3.0%	3.2%	3.3%	3.3%
Income before equity net loss of affiliate	9.4%	9.9%	10.1%	10.7%
Equity net loss of affiliate	0.0%	0.0%	0.0%	0.0%
Net income	9.4%	9.9%	10.0%	10.7%

Comparison of 13 weeks ended August 2, 2025 to 13 weeks ended August 3, 2024

Net sales

Net sales increased $236.4 million, or 9.3%, to $2.8 billion for the 13 weeks ended August 2, 2025 compared to $2.6 billion for the 13 weeks ended August 3, 2024. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and new store contribution. The comparable sales increase of 6.7% was driven by a 3.7% increase in transactions and a 2.9% increase in average ticket.

Gross profit

Gross profit increased $113.5 million, or 11.6%, to $1.1 billion for the 13 weeks ended August 2, 2025, compared to $978.2 million for the 13 weeks ended August 3, 2024. Gross profit as a percentage of net sales increased to 39.2% for the 13 weeks ended August 2, 2025, compared to 38.3% for the 13 weeks ended August 3, 2024. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin, partially offset by deleverage of supply chain costs and other revenue.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $96.9 million, or 15.0%, to $741.7 million for the 13 weeks ended August 2, 2025, compared to $644.8 million for the 13 weeks ended August 3, 2024. SG&A expenses as a percentage of net sales increased to 26.6% for the 13 weeks ended August 2, 2025, compared to 25.3% for the 13 weeks ended August 3, 2024, primarily due to higher incentive compensation, store payroll and benefits, and corporate overhead.

Pre-opening expenses

Pre-opening expenses were $5.1 million for the 13 weeks ended August 2, 2025 compared to $4.2 million for the 13 weeks ended August 3, 2024.

Interest income, net

Interest income, net was $1.4 million for the 13 weeks ended August 2, 2025 compared to $4.5 million for the 13 weeks ended August 3, 2024. As of August 2, 2025, we had $289.1 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025 and August 3, 2024.

Income tax expense

Income tax expense of $84.8 million for the 13 weeks ended August 2, 2025 represents an effective tax rate of 24.5%, compared to $81.2 million of income tax expense representing an effective tax rate of 24.3% for the 13 weeks ended August 3, 2024.

Net income

Net income was $260.9 million for the 13 weeks ended August 2, 2025, compared to $252.6 million for the 13 weeks ended August 3, 2024. The increase in net income is primarily due to the $113.5 million increase in gross profit, partially offset by the $96.9 million increase in SG&A expenses, the $3.6 million increase in income taxes, the $3.1 million decrease in interest income, net, and the $1.0 million increase in pre-opening expenses.

Comparison of 26 weeks ended August 2, 2025 to 26 weeks ended August 3, 2024

Net sales

Net sales increased $358.9 million, or 6.8%, to $5.6 billion for the 26 weeks ended August 2, 2025, compared to $5.3 billion for the 26 weeks ended August 3, 2024. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and new store contribution, partially offset by a $3.6 million decrease in other revenue. The comparable sales increase of 4.7% was driven by a 2.6% increase in average ticket and a 2.1% increase in transactions.

Gross profit

Gross profit increased $158.0 million, or 7.7%, to $2.2 billion for the 26 weeks ended August 2, 2025, compared to $2.0 billion for the 26 weeks ended August 3, 2024. Gross profit as a percentage of net sales increased to 39.1% for the 26 weeks ended August 2, 2025, compared to 38.8% for the 26 weeks ended August 3, 2024. The increase in gross profit margin was primarily due to lower inventory shrink, higher merchandise margin, and favorable channel mix shifts, partially offset by lower other revenue and deleverage of supply chain costs.

Selling, general and administrative expenses

SG&A expenses increased $141.6 million, or 10.8%, to $1.5 billion for the 26 weeks ended August 2, 2025, compared to $1.3 billion for the 26 weeks ended August 3, 2024. SG&A expenses as a percentage of net sales increased to 25.8% for the 26 weeks ended August 2, 2025, compared to 24.8% for the 26 weeks ended August 3, 2024, primarily due to deleverage of store payroll and benefits, higher incentive compensation and higher store expenses.

Pre-opening expenses

Pre-opening expenses were $6.9 million for the 26 weeks ended August 2, 2025 compared to $7.1 million for the 26 weeks ended August 3, 2024.

Interest income, net

Interest income, net was $5.0 million for the 26 weeks ended August 2, 2025 compared to $11.4 million for the 26 weeks ended August 3, 2024. As of August 2, 2025, we had $289.1 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025 and August 3, 2024.

Income tax expense

Income tax expense of $184.4 million for the 26 weeks ended August 2, 2025 represents an effective tax rate of 24.5%, compared to $175.9 million of income tax expense representing an effective tax rate of 23.7% for the 26 weeks ended August 3, 2024. The higher income tax rate is primarily due to a reduced benefit from income tax accounting for stock-based compensation.

Net income

Net income was $565.9 million for the 26 weeks ended August 2, 2025 compared to $565.7 million for the 26 weeks ended August 3, 2024. The increase in net income is primarily due to the $158.0 million increase in gross profit, partially offset by the $141.6 million increase in SG&A expenses, the $8.5 million increase in income taxes, and the $6.5 million decrease in interest income, net.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facilities. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of August 2, 2025, February 1, 2025, and August 3, 2024, we had cash and cash equivalents of $242.7 million, $703.2 million, and $414.0 million, respectively.

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

The following table presents a summary of our cash flows:

	26 Weeks Ended
	August 2,	August 3,
(In thousands)	2025	2024
Net cash provided by operating activities	$316,543	$358,879
Net cash used in investing activities	(559,911)	(191,392)
Net cash used in financing activities	(217,088)	(520,119)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The decrease in net cash provided by operating activities in the first 26 weeks of fiscal 2025 compared to the first 26 weeks of fiscal 2024 was mainly due to a larger increase in merchandise inventories in the first 26 weeks of fiscal 2025 and the net increase in other assets and liabilities, partially offset by the timing of accounts payable and accrued liabilities.

Merchandise inventories, net were $2.4 billion at August 2, 2025 compared to $2.0 billion at August 3, 2024, representing an increase of $408.8 million or 20.5%. The increase in total inventory is primarily due to the following:

●	$164 million for new brand launches;
●	$93 million for the addition of 62 net new Ulta Beauty stores opened since August 3, 2024; and
●	$77 million for the addition of 83 net new stores acquired with Space NK.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $156.0 million during the 26 weeks ended August 2, 2025, compared to $186.3 million during the 26 weeks ended August 3, 2024.

During the 26 weeks ended August 2, 2025, we opened 30 new stores, closed two stores, relocated four stores, and remodeled nine stores, compared to the 26 weeks ended August 3, 2024, when we opened 29 new stores, closed three stores, relocated two stores, and remodeled nine stores.

The increase in net cash used in investing activities in the first 26 weeks of fiscal 2025 compared to the first 26 weeks of fiscal 2024 was primarily due to the acquisition of Space NK in the second quarter of fiscal 2025.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems, and supply chain investments we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our short-term debt, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The decrease in net cash used in financing activities in the first 26 weeks of fiscal 2025 compared to the first 26 weeks of fiscal 2024 was primarily due to borrowings from short-term debt and a decrease in the dollar amount of share repurchases.

As of August 2, 2025, we had $289.1 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facility as of February 1, 2025 and August 3, 2024.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 2,	August 3,
(Dollars in millions)	2025	2024
Shares repurchased	1,231,292	1,137,856
Total cost of shares repurchased, including excise tax	$472.4	$501.8

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

As of August 2, 2025, the Company had $237.7 million of borrowings outstanding under this credit facility. The weighted average interest rate was 6.89% for the 26 weeks ended August 2, 2025. As of February 1, 2025 and August 3, 2024, there were no borrowings outstanding under the credit facility. As of August 2, 2025, we were in compliance with all terms and covenants of the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the Facility Agreement) with National Westminster Bank plc, providing up to £40.0 million for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10.0 million with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of August 2, 2025, there was $51.4 million outstanding under this credit facility. As of August 2, 2025, Space NK was in compliance with all terms and covenants of the Facility Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on our borrowings is based upon variable rates. As of August 2, 2025, we had $289.1 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facility as of February 1, 2025 and August 3, 2024.

A hypothetical 1% increase in interest rates on variable debt would not have a material impact on our operating income for the 26 weeks ended August 2, 2025.

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

Based on management’s evaluation as of August 2, 2025, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of fiscal 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
May 4, 2025 to May 31, 2025	125,730	$411.85	125,730	$2,285,730
June 1, 2025 to June 28, 2025	17,448	445.77	16,861	2,277,732
June 29, 2025 to August 2, 2025	102,078	500.09	101,968	2,227,465
13 weeks ended August 2, 2025	245,256	450.99	244,559	2,227,465
(1)	There were 244,559 shares repurchased during the 13 weeks ended August 2, 2025 and there were 697 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	We may repurchase up to $3.0 billion of the Company’s common stock under the October 2024 Share Repurchase Program, which revoked the previously authorized but unused amounts under the March 2024 Share Repurchase Program. As of August 2, 2025, $2.2 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended August 2, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
10.1	Separation and Release Agreement between Ulta Inc. and Paula Oyibo	X
10.2

Amendment No. 4 to Second Amended and Restated Loan Agreement, dated August 27, 2025, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders

X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2

Certification of the Interim Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

X
32	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 28, 2025 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Christopher Lialios
Christopher Lialios Interim Chief Financial Officer (principal financial and accounting officer and authorized signatory)