Form 10-Q
period 2025-11-01
Ulta Beauty, Inc.
filed 2025-12-04
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 1, 2025 was 44,362,172 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	November 1,	February 1,	November 2,
(In thousands, except per share data)	2025	2025	2024
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$204,921	$703,201	$177,782
Receivables, net	237,352	223,334	213,621
Merchandise inventories, net	2,743,639	1,968,214	2,365,186
Prepaid expenses and other current assets	158,394	129,113	135,514
Prepaid income taxes	26,465	4,946	62,759
Total current assets	3,370,771	3,028,808	2,954,862

Property and equipment, net	1,366,504	1,239,295	1,264,419
Operating lease assets	1,710,804	1,609,870	1,619,055
Goodwill	392,606	10,870	10,870
Other intangible assets, net	6,089	204	281
Deferred compensation plan assets	52,684	47,951	48,872
Other long-term assets	112,834	64,695	60,127
Total assets	$7,012,292	$6,001,693	$5,958,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$759,001	$563,761	$593,219
Accrued liabilities	473,949	380,241	333,463
Deferred revenue	462,964	500,585	405,040
Current operating lease liabilities	290,716	288,114	284,985
Accrued income taxes	—	46,777	—
Short-term debt	551,721	—	199,700
Total current liabilities	2,538,351	1,779,478	1,816,407

Non-current operating lease liabilities	1,732,219	1,635,120	1,656,317
Deferred income taxes	45,312	42,593	91,729
Other long-term liabilities	63,396	56,149	65,024
Total liabilities	4,379,278	3,513,340	3,629,477

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 45,383, 46,809, and 47,412 shares issued; 44,502, 45,965, and 46,569 shares outstanding; at November 1, 2025 (unaudited), February 1, 2025, and November 2, 2024 (unaudited), respectively	454	468	474
Treasury stock-common, at cost	(120,298)	(106,793)	(106,598)
Additional paid-in capital	1,175,122	1,120,769	1,104,952
Retained earnings	1,577,736	1,473,909	1,330,181
Total stockholders’ equity	2,633,014	2,488,353	2,329,009
Total liabilities and stockholders’ equity	$7,012,292	$6,001,693	$5,958,486

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$2,857,623	$2,530,100	$8,494,459	$7,808,035
Cost of sales	1,701,958	1,524,456	5,132,879	4,754,434
Gross profit	1,155,665	1,005,644	3,361,580	3,053,601

Selling, general and administrative expenses	840,920	682,259	2,293,270	1,992,993
Pre-opening expenses	5,326	4,883	12,260	11,957
Operating income	309,419	318,502	1,056,050	1,048,651
Interest expense (income), net	4,123	(1,674)	(837)	(13,100)
Income before income taxes and equity net loss of affiliate	305,296	320,176	1,056,887	1,061,751
Income tax expense	73,436	77,997	257,875	253,903
Income before equity net loss of affiliate	231,860	242,179	799,012	807,848
Equity net loss of affiliate	985	—	2,210	—
Net income	$230,875	$242,179	$796,802	$807,848

Net income per common share:
Basic	$5.16	$5.16	$17.70	$17.00
Diluted	$5.14	$5.14	$17.65	$16.93

Weighted average common shares outstanding:
Basic	44,731	46,928	45,016	47,519
Diluted	44,895	47,092	45,151	47,710

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2025	2024
Operating activities
Net income	$796,802	$807,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,985	197,075
Non-cash lease expense	260,632	235,950
Deferred income taxes	(1,613)	5,808
Stock-based compensation expense	30,324	27,691
Loss on disposal of property and equipment	7,398	7,280
Equity net loss of affiliate	2,210	—
Change in operating assets and liabilities:
Receivables	(13,138)	(5,682)
Merchandise inventories	(702,678)	(623,050)
Prepaid expenses and other current assets	(14,088)	(19,916)
Income taxes	(67,994)	(69,818)
Accounts payable	123,911	54,210
Accrued liabilities	6,567	(45,777)
Deferred revenue	(41,642)	(31,551)
Operating lease liabilities	(261,864)	(250,267)
Other assets and liabilities	(21,628)	12,240
Net cash provided by operating activities	322,184	302,041

Investing activities
Capital expenditures	(243,262)	(300,536)
Acquisitions, net of cash acquired	(386,793)	—
Other investments	(25,445)	(6,108)
Net cash used in investing activities	(655,500)	(306,644)

Financing activities
Borrowings from short-term debt	1,641,844	199,700
Payments on short-term debt	(1,118,683)	—
Repurchase of common shares	(703,960)	(765,384)
Stock options exercised	30,103	9,200
Purchase of treasury shares	(13,505)	(23,566)
Debt issuance costs	(763)	(4,159)
Net cash used in financing activities	(164,964)	(584,209)

Net decrease in cash and cash equivalents	(498,280)	(588,812)
Cash and cash equivalents at beginning of period	703,201	766,594
Cash and cash equivalents at end of period	$204,921	$177,782

Supplemental information
Income taxes paid, net of refunds	$326,360	$316,790
Non-cash investing and financing activities:
Non-cash capital expenditures	88,468	47,431
Repurchase of common shares in accrued liabilities	3,999	—

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -
	Common Stock		Common Stock		Additional		Total
	Issued		Treasury		Paid-In	Retained	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$2,488,353
Net income	—	—	—	—	—	305,052	305,052
Stock-based compensation	—	—	—	—	11,418	—	11,418
Stock options exercised and other awards	100	1	—	—	480	—	481
Purchase of treasury shares	—	—	(36)	(12,911)	—	—	(12,911)
Repurchase of common shares, including excise tax	(987)	(10)	—	—	(3,358)	(358,722)	(362,090)
Balance – May 3, 2025	45,922	$459	(880)	$(119,704)	$1,129,309	$1,420,239	$2,430,303
Net income	—	—	—	—	—	260,875	260,875
Stock-based compensation	—	—	—	—	8,920	—	8,920
Stock options exercised and other awards	78	1	—	—	14,369	—	14,370
Purchase of treasury shares	—	—	(1)	(327)	—	—	(327)
Repurchase of common shares, including excise tax	(244)	(2)	—	—	(740)	(109,539)	(110,281)
Balance – August 2, 2025	45,756	$458	(881)	$(120,031)	$1,151,858	$1,571,575	$2,603,860
Net income	—	—	—	—	—	230,875	230,875
Stock-based compensation	—	—	—	—	9,986	—	9,986
Stock options exercised and other awards	54	—	—	—	15,252	—	15,252
Purchase of treasury shares	—	—	—	(267)	—	—	(267)
Repurchase of common shares, including excise tax	(427)	(4)	—	—	(1,974)	(224,714)	(226,692)
Balance – November 1, 2025	45,383	$454	(881)	$(120,298)	$1,175,122	$1,577,736	$2,633,014

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

As of November 1, 2025, the Company operated 1,584 stores worldwide: 1,500 Ulta Beauty stores in the U.S. located in 50 states (detailed below), 82 Space NK stores located in the United Kingdom (U.K.), and two Space NK stores located in Ireland.

	Number of		Number of
Location	stores	Location	stores
Alabama	28	Montana	6
Alaska	3	Nebraska	6
Arizona	40	Nevada	16
Arkansas	11	New Hampshire	8
California	179	New Jersey	47
Colorado	30	New Mexico	8
Connecticut	20	New York	62
Delaware	4	North Carolina	51
Florida	108	North Dakota	4
Georgia	47	Ohio	49
Hawaii	4	Oklahoma	23
Idaho	10	Oregon	21
Illinois	55	Pennsylvania	49
Indiana	27	Rhode Island	5
Iowa	14	South Carolina	27
Kansas	15	South Dakota	3
Kentucky	20	Tennessee	36
Louisiana	19	Texas	141
Maine	3	Utah	19
Maryland	29	Vermont	1
Massachusetts	27	Virginia	37
Michigan	51	Washington	38
Minnesota	22	West Virginia	7
Mississippi	14	Wisconsin	24
Missouri	27	Wyoming	5
		Total	1,500

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 39 weeks ended November 1, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2026, or for any other future interim period or for any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The third quarter in fiscal 2025 and 2024 ended on November 1, 2025 and November 2, 2024, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, loyalty program, and income taxes to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recent accounting pronouncements not yet adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 and should be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments should be applied on a prospective transition basis to financial statements issued for reporting periods after the effective date of the update, on a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or on a retrospective transition basis to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-06 on the consolidated financial statements.

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Percentage of net sales)	2025	2024	2025	2024
Cosmetics	41%	41%	40%	41%
Skincare and wellness	24%	23%	24%	24%
Haircare	19%	20%	19%	19%
Fragrance	11%	10%	11%	10%
Services	3%	4%	4%	4%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed loyalty points and unredeemed gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands)	2025	2024	2025	2024
Beginning balance	$451,968	$387,817	$492,907	$428,788
Additions to contract liabilities (1)	130,377	124,188	307,706	279,195
Deductions to contract liabilities (2)	(127,030)	(114,071)	(345,298)	(310,049)
Ending balance	$455,315	$397,934	$455,315	$397,934
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $7,649 and $7,106 at November 1, 2025 and November 2, 2024, respectively.

4. Acquisitions

On July 10, 2025, the Company acquired 100% ownership in Space NK, a luxury beauty retailer operating in the U.K. and Ireland. The acquisition was funded with cash on hand and borrowings under the Company’s existing credit facility. The acquisition is not material to the Company’s consolidated financial statements.

Preliminary Allocation of the Purchase Price

The Company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed in accordance with Accounting Standards Codification Topic 805, “Business Combinations” as of November 1, 2025. Accordingly, the purchase price allocation is preliminary. The Company expects to obtain the information necessary to finalize the purchase price allocation during the measurement period, not to exceed one year from the acquisition date. Any changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.

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

5.Goodwill and other intangible assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, was $392,606, $10,870, and $10,870 at November 1, 2025, February 1, 2025, and November 2, 2024, respectively. No additional goodwill was recognized during the 13 weeks ended November 1, 2025. Goodwill of $381,736 was recognized during the 39 weeks ended November 1, 2025 related to the Company’s acquisition of Space NK. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist.

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$93,932	$88,965	$281,448	$265,200

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2025	2024
Cash paid for operating lease liabilities (1)	$319,867	$307,732
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	361,566	280,476
(1)	Excludes $37,073 and $27,737 related to cash received for tenant incentives for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively.

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

8.Debt

On August 27, 2025, the Company entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50,000 subfacility for letters of credit. The Loan Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 whenever availability under the Loan Agreement falls below the specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.25% to 0.375% per annum.

As of November 1, 2025 and November 2, 2024, there was $488,300 and $199,700, respectively, of borrowings outstanding under this credit facility. The weighted average interest rate was 6.42% and 7.15% for the 39 weeks ended

November 1, 2025 and November 2, 2024, respectively. As of February 1, 2025, there were no borrowings outstanding under the credit facility. As of November 1, 2025, the Company was in compliance with all terms and covenants of the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the Facility Agreement) with National Westminster Bank plc, providing up to £40,000 for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10,000 with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of November 1, 2025, there was $63,421 outstanding under this credit facility. As of November 1, 2025, Space NK was in compliance with all terms and covenants of the Facility Agreement.

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

As of November 1, 2025, February 1, 2025, and November 2, 2024, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $51,115, $43,117, and $51,916, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	39 Weeks Ended
	November 1,	November 2,
	2025	2024
Volatility rate	34.0%	33.0%
Average risk-free interest rate	3.9%	4.4%
Average expected life (in years)	3.4	3.5
Dividend yield	—	—

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

The Company granted 144 and 56 stock options during the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. Stock-based compensation expense for stock options was $1,650 and $1,531 for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively. Stock-based compensation expense for stock options was $6,700 and $4,716 for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. The weighted-average grant date fair value of these stock options was $111.68 and $157.66 for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. At November 1, 2025, there was approximately $16,079 of unrecognized stock-based compensation expense related to unvested stock options.

There were 111 and 53 restricted stock units issued during the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. Stock-based compensation expense for restricted stock units was $5,770 and $5,176 for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively. Stock-based compensation expense for restricted stock units was $16,742 and $14,561 for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. At November 1, 2025, there was approximately $43,998 of unrecognized stock-based compensation expense related to restricted stock units.

There were no performance-based restricted stock units issued during the 39 weeks ended November 1, 2025. There were 71 performance-based restricted stock units issued during the 39 weeks ended November 2, 2024. Stock-based compensation expense for performance-based restricted stock units was $2,566 and $1,712 for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively. Stock-based compensation expense for performance-based restricted stock units was $6,882 and $8,414 for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. At November 1, 2025, there was approximately $4,287 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

11.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $73,436 for the 13 weeks ended November 1, 2025 represents an effective tax rate of 24.1%, compared to $77,997 of tax expense representing an effective tax rate of 24.4% for the 13 weeks ended November 2, 2024.

Income tax expense of $257,875 for the 39 weeks ended November 1, 2025 represents an effective tax rate of 24.4%, compared to $253,903 of tax expense representing an effective tax rate of 23.9% for the 39 weeks ended November 2, 2024.

On July 4, 2025, the U.S. enacted new tax legislation, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which included changes in tax laws that may affect recorded deferred tax assets and deferred tax liabilities, as well as the Company’s effective tax rate, in the future. While the Company is continuing to review the potential impact of OBBBA, it anticipates an impact to its deferred tax and income tax payable as a result of reinstating the 100% bonus depreciation provision for assets placed in service after January 19, 2025, and restoring the full expensing of qualifying domestic research and development expenditures. The Company does not expect any material changes to the consolidated financial statements or ongoing tax rate as a result of this legislation.

12.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$230,875	$242,179	$796,802	$807,848

Denominator:
Weighted-average common shares – Basic	44,731	46,928	45,016	47,519
Dilutive effect of stock options and non-vested shares	164	164	135	191
Weighted-average common shares – Diluted	44,895	47,092	45,151	47,710

Net income per common share:
Basic	$5.16	$5.16	$17.70	$17.00
Diluted	$5.14	$5.14	$17.65	$16.93

The denominator for diluted net income per common share for the 13 weeks ended November 1, 2025 and November 2, 2024 excludes 82 and 176 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 39 weeks ended November 1, 2025 and November 2, 2024 excludes 261 and 206 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2025	2024
Shares repurchased	1,658	1,869
Total cost of shares repurchased, including excise tax	$699,063	$771,492

14. Segment reporting

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce. Within the reportable segment, there are significant expense categories included in the measure of the segment’s net income as shown below:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands)	2025	2024	2025	2024
Net sales	$2,857,623	$2,530,100	$8,494,459	$7,808,035
Less:
Cost of sales (1)	1,701,958	1,524,456	5,132,879	4,754,434
Associate expenses (2)	437,572	347,181	1,232,301	1,055,058
Advertising expense, net (3)	116,524	107,701	287,751	268,004
Pre-opening expenses	5,326	4,883	12,260	11,957
Other segment expenses (1) (4)	286,824	227,377	773,218	669,931
Interest expense (income), net	4,123	(1,674)	(837)	(13,100)
Income tax expense	73,436	77,997	257,875	253,903
Equity net loss of affiliate	985	—	2,210	—
Net income	$230,875	$242,179	$796,802	$807,848

(1)

Included within cost of sales and other segment expenses is depreciation and amortization expense of $75,787 and $67,021 for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively, and $218,985 and $197,075 for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively.

(2)	Associate expenses include salaries, wages, bonus, and other forms of compensation related to associates.
(3)

Advertising expense, net consists of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs.

(4) Other segment expenses include other corporate overhead and store operating expenses within SG&A expenses.

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

Today, we are the largest specialty beauty retailer in the United States and a leading destination for cosmetics, fragrance, skin care, hair care, wellness and salon services. Key aspects of our business include: a differentiated assortment of approximately 29,000 beauty products across a variety of categories and price points as well as a variety of beauty services, including salon services, in 1,500 Ulta Beauty stores predominantly located in convenient, high-traffic locations; engaging digital experiences delivered through our website, Ulta.com, and our mobile applications; our best-in-class loyalty program that enables members to earn points for every dollar spent on products and beauty services and provides us with deep, proprietary customer insights; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels. In addition to our domestic operations, Ulta Beauty is expanding our presence internationally through a joint venture in Mexico, a franchise in the Middle East, and our subsidiary, Space NK, a luxury beauty retailer operating in the U.K. and Ireland.

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

Current Trends

Industry trends

The overall beauty market expanded in 2024 and into the third quarter of 2025, supported by on-going consumer engagement with the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures, including existing and potential tariffs, have impacted consumer spending habits broadly, which we believe could contribute to lower sales trends throughout the remainder of fiscal 2025. The continuation of inflationary and macroeconomic pressures, including existing and potential tariffs, could further impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any debt to remain at an elevated level or increase.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We generally provide refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as we consider our self a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes the private label and co-branded credit card programs, royalties derived from the partnership with Target Corporation, and deferred revenue related to the loyalty program and gift card breakage.

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

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31. The Company’s third quarter in fiscal 2025 and 2024 ended on November 1, 2025 and November 2, 2024, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Dollars in thousands)	2025	2024	2025	2024
Net sales	$2,857,623	$2,530,100	$8,494,459	$7,808,035
Cost of sales	1,701,958	1,524,456	5,132,879	4,754,434
Gross profit	1,155,665	1,005,644	3,361,580	3,053,601

Selling, general and administrative expenses	840,920	682,259	2,293,270	1,992,993
Pre-opening expenses	5,326	4,883	12,260	11,957
Operating income	309,419	318,502	1,056,050	1,048,651
Interest expense (income), net	4,123	(1,674)	(837)	(13,100)
Income before income taxes and equity net loss of affiliate	305,296	320,176	1,056,887	1,061,751
Income tax expense	73,436	77,997	257,875	253,903
Income before equity net loss of affiliate	231,860	242,179	799,012	807,848
Equity net loss of affiliate	985	—	2,210	—
Net income	$230,875	$242,179	$796,802	$807,848

Other operating data:
Number of stores end of period (1)	1,500	1,437	1,500	1,437
Comparable sales	6.3%	0.6%	5.2%	0.3%
(1)Excludes 84 stores in the U.K. and Ireland operated by Space NK as of November 1, 2025.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Percentage of net sales)	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6%	60.3%	60.4%	60.9%
Gross profit	40.4%	39.7%	39.6%	39.1%

Selling, general and administrative expenses	29.4%	27.0%	27.0%	25.5%
Pre-opening expenses	0.2%	0.2%	0.1%	0.2%
Operating income	10.8%	12.6%	12.4%	13.4%
Interest expense (income), net	0.1%	(0.1%)	0.0%	(0.2%)
Income before income taxes and equity net loss of affiliate	10.7%	12.7%	12.4%	13.6%
Income tax expense	2.6%	3.1%	3.0%	3.3%
Income before equity net loss of affiliate	8.1%	9.6%	9.4%	10.3%
Equity net loss of affiliate	0.0%	0.0%	0.0%	0.0%
Net income	8.1%	9.6%	9.4%	10.3%

Comparison of 13 weeks ended November 1, 2025 to 13 weeks ended November 2, 2024

Net sales

Net sales increased $327.5 million, or 12.9%, to $2.9 billion for the 13 weeks ended November 1, 2025, compared to $2.5 billion for the 13 weeks ended November 2, 2024. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and net new store contribution. The comparable sales increase of 6.3% was driven by a 3.8% increase in average ticket and a 2.4% increase in transactions.

Gross profit

Gross profit increased $150.0 million, or 14.9%, to $1.2 billion for the 13 weeks ended November 1, 2025, compared to $1.0 billion for the 13 weeks ended November 2, 2024. Gross profit as a percentage of net sales increased to 40.4% for the 13 weeks ended November 1, 2025, compared to 39.7% for the 13 weeks ended November 2, 2024. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin, partially offset by unfavorable channel mix.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $158.7 million, or 23.3%, to $840.9 million for the 13 weeks ended November 1, 2025, compared to $682.3 million for the 13 weeks ended November 2, 2024. SG&A expenses as a percentage of net sales increased to 29.4% for the 13 weeks ended November 1, 2025, compared to 27.0% for the 13 weeks ended November 2, 2024, primarily due to higher incentive compensation, store payroll and benefits, higher store expenses, and amortization of cloud-based software investments.

Pre-opening expenses

Pre-opening expenses were $5.3 million for the 13 weeks ended November 1, 2025, compared to $4.9 million for the 13 weeks ended November 2, 2024.

Interest expense (income), net

Interest expense, net was $4.1 million for the 13 weeks ended November 1, 2025, compared to interest income, net of $1.7 million for the 13 weeks ended November 2, 2024. As of November 1, 2025 and November 2, 2024, we had $551.7 million and $199.7 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025.

Income tax expense

Income tax expense of $73.4 million for the 13 weeks ended November 1, 2025 represents an effective tax rate of 24.1%, compared to $78.0 million of income tax expense representing an effective tax rate of 24.4% for the 13 weeks ended November 2, 2024.

Net income

Net income was $230.9 million for the 13 weeks ended November 1, 2025, compared to $242.2 million for the 13 weeks ended November 2, 2024. The decrease in net income is primarily due to the $158.7 million increase in SG&A expenses, the $5.8 million increase in interest expense, net, and the $0.4 million increase in pre-opening expenses, partially offset by the $150.0 million increase in gross profit and the $4.6 million decrease in income taxes.

Comparison of 39 weeks ended November 1, 2025 to 39 weeks ended November 2, 2024

Net sales

Net sales increased $686.4 million, or 8.8%, to $8.5 billion for the 39 weeks ended November 1, 2025, compared to $7.8 billion for the 39 weeks ended November 2, 2024. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and net new store contribution. The comparable sales increase of 5.2% was driven by a 3.0% increase in average ticket and a 2.2% increase in transactions.

Gross profit

Gross profit increased $308.0 million, or 10.1%, to $3.4 billion for the 39 weeks ended November 1, 2025, compared to $3.1 billion for the 39 weeks ended November 2, 2024. Gross profit as a percentage of net sales increased to 39.6% for the 39 weeks ended November 1, 2025, compared to 39.1% for the 39 weeks ended November 2, 2024. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin, partially offset by deleverage of other revenue.

Selling, general and administrative expenses

SG&A expenses increased $300.3 million, or 15.1%, to $2.3 billion for the 39 weeks ended November 1, 2025, compared to $2.0 billion for the 39 weeks ended November 2, 2024. SG&A expenses as a percentage of net sales increased to 27.0% for the 39 weeks ended November 1, 2025, compared to 25.5% for the 39 weeks ended November 2, 2024, primarily due to deleverage of store payroll and benefits, higher incentive compensation, and higher store expenses.

Pre-opening expenses

Pre-opening expenses were $12.3 million for the 39 weeks ended November 1, 2025, compared to $12.0 million for the 39 weeks ended November 2, 2024.

Interest income, net

Interest income, net was $0.8 million for the 39 weeks ended November 1, 2025, compared to interest income, net of $13.1 million for the 39 weeks ended November 2, 2024. As of November 1, 2025 and November 2, 2024, we had $551.7 million and $199.7 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025.

Income tax expense

Income tax expense of $257.9 million for the 39 weeks ended November 1, 2025 represents an effective tax rate of 24.4%, compared to $253.9 million of income tax expense representing an effective tax rate of 23.9% for the 39 weeks ended November 2, 2024.

Net income

Net income was $796.8 million for the 39 weeks ended November 1, 2025, compared to $807.8 million for the 39 weeks ended November 2, 2024. The decrease in net income is primarily due to the $300.3 million increase in SG&A expenses, the $12.3 million decrease in interest income, net, and the $4.0 million increase in income taxes, partially offset by the $308.0 million increase in gross profit.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facilities. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of November 1, 2025, February 1, 2025, and November 2, 2024, we had cash and cash equivalents of $204.9 million, $703.2 million, and $177.8 million, respectively.

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

The following table presents a summary of our cash flows:

	39 Weeks Ended
	November 1,	November 2,
(In thousands)	2025	2024
Net cash provided by operating activities	$322,184	$302,041
Net cash used in investing activities	(655,500)	(306,644)
Net cash used in financing activities	(164,964)	(584,209)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first 39 weeks of fiscal 2025 compared to the first 39 weeks of fiscal 2024 was mainly due to the timing of accounts payable and accrued liabilities, partially offset by a larger increase in merchandise inventories in the first 39 weeks of fiscal 2025, the net increase in other assets and liabilities, and the decrease in net income.

Merchandise inventories, net were $2.7 billion at November 1, 2025 compared to $2.4 billion at November 2, 2024, representing an increase of $378.5 million or 16.0%. The increase in total inventory is primarily due to the following:

●	$158 million for new brand launches;
●	$106 million for the acquisition of Space NK; and
●	$80 million for the addition of 63 net new Ulta Beauty stores opened since November 2, 2024.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $243.3 million during the 39 weeks ended November 1, 2025, compared to $300.5 million during the 39 weeks ended November 2, 2024.

During the 39 weeks ended November 1, 2025, we opened 58 new stores, closed three stores, relocated four stores, and remodeled 24 stores, compared to the 39 weeks ended November 2, 2024, when we opened 57 new stores, closed five stores, relocated two stores, and remodeled 36 stores.

The increase in net cash used in investing activities in the first 39 weeks of fiscal 2025 compared to the first 39 weeks of fiscal 2024 was primarily due to the acquisition of Space NK in the second quarter of fiscal 2025.

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

The decrease in net cash used in financing activities in the first 39 weeks of fiscal 2025 compared to the first 39 weeks of fiscal 2024 was primarily due to borrowings from short-term debt and a decrease in the dollar amount of share repurchases.

As of November 1, 2025 and November 2, 2024, we had $551.7 million and $199.7 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025.

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

A summary of common stock repurchase activity is presented in the following table:

	39 Weeks Ended
	November 1,	November 2,
(Dollars in millions)	2025	2024
Shares repurchased	1,658,206	1,869,314
Total cost of shares repurchased, including excise tax	$699.1	$771.5

Credit facility

On August 27, 2025, we entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the Loan Agreement) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50.0 million subfacility for letters of credit. The Loan Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 whenever availability under the Loan Agreement falls below the specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability, and the unused line fee is 0.25% to 0.375% per annum.

As of November 1, 2025 and November 2, 2024, the Company had $488.3 million and $199.7 million, respectively, of borrowings outstanding under this credit facility. The weighted average interest rate was 6.42% and 7.15% for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively. As of February 1, 2025, there were no borrowings outstanding under the credit facility. As of November 1, 2025, we were in compliance with all terms and covenants of the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the Facility Agreement) with National Westminster Bank plc, providing up to £40.0 million for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10.0 million with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of November 1, 2025, there was $63.4 million outstanding under this credit facility. As of November 1, 2025, Space NK was in compliance with all terms and covenants of the Facility Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on our borrowings is based upon variable rates. As of November 1, 2025 and November 2, 2024, we had $551.7 million and $199.7 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facility as of February 1, 2025.

A hypothetical 1% increase in interest rates on variable debt would not have a material impact on our operating income for the 39 weeks ended November 1, 2025.

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

Based on management’s evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective as of November 1, 2025 to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of fiscal 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in thousands) (2)
August 3, 2025 to August 30, 2025	108,677	$517.48	108,677	$2,171,559
August 31, 2025 to September 27, 2025	120,069	526.65	119,822	2,109,041
September 28, 2025 to November 1, 2025	198,662	541.06	198,415	2,002,745
13 weeks ended November 1, 2025	427,408	531.01	426,914	2,002,745
(1)	There were 426,914 shares repurchased during the 13 weeks ended November 1, 2025 and there were 494 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	We may repurchase up to $3.0 billion of the Company’s common stock under the October 2024 Share Repurchase Program, which revoked the previously authorized but unused amounts under the March 2024 Share Repurchase Program. As of November 1, 2025, $2.0 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended November 1, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
10.1	Letter Agreement dated October 8, 2025 between Ulta Inc. and Christopher DelOrefice	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 4, 2025 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Christopher Lialios
Christopher Lialios Interim Chief Financial Officer (principal financial and accounting officer and authorized signatory)