Form 10-K
period 2026-01-31
Ulta Beauty, Inc.
filed 2026-03-26
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2026

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 001-33764

ULTA BEAUTY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-4022268 (I.R.S. Employer Identification No.)
1000 Remington Blvd., Suite 120 Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip code)

Registrant’s telephone number, including area code: (630) 410-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	ULTA	The NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 1, 2025, as reported on the NASDAQ Global Select Market, was approximately $16,866,064,000.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2026 was 43,736,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K is hereby incorporated by reference from portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

FORWARD-LOOKING STATEMENTS

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Ulta Beauty,” the “Company” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. These forward-looking statements are included throughout this Annual Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors,” and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, and capital resources and other financial and operating information. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words.

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (“SEC”), and are accessible on the SEC's website at www.sec.gov.

Any forward-looking statements made by us in this Annual Report on Form 10-K speak only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I

Item 1.   Business

Overview

Ulta Beauty, Inc. (“we,” “us,” “our,” “Ulta Beauty,” or the “Company”) is an international specialty beauty retailer and a premier beauty destination for cosmetics, fragrance, skin care products, wellness products, hair care products, and salon services. The Company was founded in Illinois in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. The Company developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. The Company’s target consumer is defined as a

“beauty enthusiast,” a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for their shopping experience.

The Company’s U.S. operations (“Ulta U.S.”) make it the largest specialty beauty retailer in the U.S. In addition to its U.S. operations, the Company has expanded its international presence through its subsidiary, Space NK Limited (“Space NK”), a luxury beauty retailer operating in the U.K. and Ireland, its joint venture in Mexico, and its franchise in the Middle East.

The Company’s vision is to be the most loved beauty destination of its guests and the most admired retailer by its associates, communities, partners, and investors. Its mission is to use the power of beauty to bring to life the possibilities that lie within each of us — inspiring every guest and enabling each associate to build a fulfilling career.

Across the Company’s portfolio, key points of strategic differentiation include:

Differentiated Assortment. Guests are offered a differentiated assortment of established and emerging brands across a variety of categories and price points. The Company’s wide selection of beauty and wellness categories, from entry-level to luxury price points, spans across cosmetics, fragrance, skincare, bath and body products, haircare, salon styling tools, and wellness products.

Convenient Omnichannel Footprint. Products are offered through the Company’s stores, digital platforms, and partnerships. The Company believes that sales in one channel are not independent of the others and seeks to provide its guests with seamless omnichannel shopping experiences that enable channels to complement one another. With a bright and open store environment, the Company makes it easy for guests to discover new products and services in-person. The store design, fixtures, and open layout provide the flexibility to respond to consumer trends and changes in our merchandising strategy. Through the Company’s websites and mobile applications, guests are offered convenient, immersive, and personalized digital experiences. The Company’s digital channels enable always-on shopping and discovery, and our diverse fulfillment options, including buy online pick-up in store, buy online pick-up curbside, ship from store, ship from distribution center, and same-day delivery, provide guests with value and convenience.

Best-in-Class Loyalty Program. The Company’s best-in-class loyalty programs offer members unique benefits, including exclusive gifts, and enable guests in many locations to earn points for product and beauty services purchases. Additionally, the loyalty programs provide a deep understanding of our guests and their preferences, enabling us to personalize experiences, recommendations, and promotions.

Great Guest Experiences. The Company cultivates human connection with warm and welcoming guest experiences across all of our channels. Our knowledgeable and approachable store associates, differentiated service offerings, and efforts to create relevant, compelling digital content are competitive advantages and enable us to build strong engagement with guests.

The following description of the Company’s business should be read in conjunction with the information contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

The Company’s strategy

The Company focuses on beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty and, historically, this connection has not diminished in softer economic environments. Despite a dynamic operating environment, proprietary consumer research confirms engagement with the beauty category remains healthy. Healthy engagement paired with increasing use of social media and the convergence of beauty and wellness has invited even more consumers into the beauty category and expanded the addressable market. At the same time, the beauty landscape and guest expectations continue to evolve, which will require continued innovation and investment to maintain and further the Company’s leadership position.

In 2025, management unveiled the Ulta Beauty Unleashed plan designed to accelerate the Company’s performance and drive long-term profitable growth. The plan outlines three strategic priorities:

●	Drive Core Business Growth through operational excellence and an elevated go-to-market approach.
●	Scale New, Accretive Businesses by capitalizing on key growth opportunities to ensure relevancy in a rapidly changing world.
●	Align Its Foundation for Future Success by optimizing the Company’s ways of working, streamlining its cost structure. and cultivating an engaging, associate-centered culture.

Drive Core Business Growth

Ulta U.S. operates within the large and growing U.S. beauty products and salon services industry. In 2025, this market represented approximately $126 billion in sales according to Euromonitor International and IBIS World Inc. Ulta U.S. competes across all major categories as well as a range of price points by offering prestige, mass, and salon products. Based on the Company’s consumer insights research, management estimates there are approximately 140 million beauty enthusiasts in the U.S.

The Company’s first strategic priority is to drive core business growth through operational excellence and an elevated go-to-market approach that incorporates best-in-class store execution, digital acceleration, brand building and merchandising innovation, and enhanced marketing efforts and personalization.

Best-in-Class Store Execution

The Company is dedicated to delivering a best-in-class experience for its guests by having inviting, well-staffed and -stocked stores. Ulta U.S.’s member data and customer research suggests its guests prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. In the fiscal year ended January 31, 2026 (“fiscal 2025”), 73% of Ulta U.S.’s loyalty members transacted solely within stores.

Ulta U.S. operates more than 1,500 retail stores in the U.S., located predominantly in convenient, high-traffic locations such as power strip centers. The typical store in the U.S. is approximately 10,000 square feet, including approximately 950 square feet dedicated to a full-service salon. In addition, Ulta U.S. has a smaller footprint store prototype ranging between approximately 5,000 and 7,500 square feet, which provides increased flexibility to enter smaller markets or shopping centers.

The Company’s real estate objective is to make Ulta U.S. accessible and convenient to more consumers across a variety of markets. The Company believes that, over the long term, it has the potential to grow its store footprint to more than 1,800 freestanding Ulta U.S. stores.

Ulta U.S. leverages a variety of insights to identify the best new store locations and optimize its current store locations, including beauty market share information and insights from its loyalty members. This insight-led, analytical approach to site selection has resulted in a high performing real estate portfolio. The average investment required to open a new Ulta U.S. store is approximately $2.4 million, which includes capital investments, net of landlord contributions, pre-opening expenses, and initial inventory, net of payables. The net investment required to open new stores and the net sales generated by new stores may vary depending on a number of factors, including geographic location and store size.

Digital Acceleration

In addition to its store expansion, Ulta U.S. continues to enhance its digital capabilities as more guests choose to engage across physical and digital platforms. In fiscal 2025, 19% of loyalty members shopped both in Ulta U.S. stores and through its digital platforms. Omnichannel guests are extremely valuable, historically spending over three times as much as store-only guests.

As part of its digital store transformation, Ulta U.S. continues to develop and add website and mobile features and functionality, marketing programs, new products and brands, and omnichannel integration points. Ulta U.S. continues to grow its digital business by providing its guests with a unique, rich, online experience, personalized recommendations, expanded assortments, engaging experiences, including virtual try-on and analysis capabilities, and social media content.

Ulta U.S. continues to improve its online order fulfillment capabilities with increased speed of delivery through existing distribution centers, market fulfillment centers, one fast fulfillment center (e-commerce only), and select retail stores, through more efficient processes designed for e-commerce order fulfillment. In addition to ship to home order fulfillment, Ulta U.S. offers guests “Buy Online, Pick-up in Store,” “Curbside Pickup,” and “Store 2 Door,” which provides the ability for guests to order in-store and have products delivered to their homes. In addition, Ulta U.S. offers same-day delivery for e-commerce orders in virtually all markets.

Brand Building and Merchandising Innovation

Ulta U.S.’s core assortment offers one of the most extensive product and brand selections in its industry, with approximately 30,000 products from approximately 600 well-established and emerging beauty and wellness brands across all categories and price points offered to guests across Ulta U.S.’s stores, Ulta.com, and mobile applications.

To support long-term growth, Ulta U.S. is focused on leveraging its unique advantages to be the retail partner of choice to launch, build, scale, and globalize brands. Ulta U.S.’s merchandising team continually monitors beauty and wellness trends, sales trends, and new product launches to keep its product assortment fresh and relevant and to ensure that its assortment reflects the diversity of its guests. Ulta U.S.’s top ten brand partners, such as L’Oréal and Estée Lauder Companies, among others, represented approximately 51% and 54% of its total net sales in fiscal 2025 and the fiscal year ended February 1, 2025 (“fiscal 2024”), respectively. Ulta U.S works with its brand partners to be a significant distribution channel for growth and brand enhancement, and works closely with these partners to market both new and existing brands.

In addition to its partners’ brands, Ulta U.S. offers both private-label and third-party brands that are sold exclusively at Ulta Beauty. The Company’s private label brand, Ulta Beauty Collection, is an important opportunity for growth and profit contribution. The Company’s objective is to provide quality, trend-right private label products to continue to strengthen its guests’ perception of Ulta Beauty. The Company manages the full development cycle of these products from concept through production to deliver differentiated packaging and formulas that enhance the Company’s brand image. Ulta U.S. also offers a number of third-party brands and products that are exclusive for a limited period of time or are offered in advance of its competitors, such as Cécred and Peach & Lily, as well as products that are exclusive to Ulta Beauty on a longer-term basis. Ulta Beauty Collection and long-term Ulta Beauty exclusive products represented approximately 4% of the Company’s net sales in fiscal 2025, while these products combined with short-term exclusive products represented approximately 11% of the Company’s net sales in fiscal 2025.

All brand partners and respective subcontractors and their facilities are subject to the applicable Ulta Vendor Standards, which set forth the ethical, legal, social, and workplace standards that must be met to do business with the Company.

Enhanced Marketing Efforts and Personalization

Ulta U.S. employs a multi-faceted marketing strategy to increase brand awareness, drive traffic to its stores, website, and mobile applications, acquire and retain loyalty program members, improve guest retention, increase frequency of shopping, and increase spend per member. Ulta U.S. communicates with its guests and prospective guests through multiple vehicles, including digital and social media, television, radio, and print advertising. These vehicles highlight the breadth of Ulta U.S.’s selection of prestige, mass, and salon beauty products, new products and services, and special offers, as well as build an emotional connection with guests. Ulta U.S.’s comprehensive public relations strategy enhances its reputation as a beauty destination, increases brand awareness, and drives awareness of new products, in-store events, and new store openings. In 2025, Ulta U.S. unveiled its new brand platform, “Beauty Happens HereTM,” designed to reinforce that Ulta Beauty is not just where beauty is discovered, but where it is ignited, with the intent to further fuel loyalty and long-term brand love.

The Ulta Beauty Rewards® loyalty program is an important tool to increase retention of existing guests and to enhance their loyalty to the Ulta Beauty brand. Ulta Beauty Rewards® enables guests to earn points based on their purchases at Ulta U.S. stores and through its digital platforms. Points earned are valid for at least one year and may be redeemed on any product sold or service provided in Ulta U.S. stores or through its digital platforms. With more than 46 million members as of the end of fiscal 2025 and approximately 95% of total sales coming from members in fiscal 2025, Ulta U.S. is uniquely positioned with a deep understanding of its guests and their preferences, enabling it to personalize experiences, recommendations, and promotions through its Customer Relationship Management (“CRM”) platform and support its brand partners’ growth. Ulta U.S.’s CRM platform enables sophisticated analysis of the customer data as well as greater personalization of its marketing campaigns, digital experiences, and day-to-day communications. Its data demonstrates that loyalty members spend more per visit as compared to non-members. To enhance Ulta U.S.’s loyalty program, co-branded and private label credit cards are offered. The credit cards drive higher wallet share and greater loyalty from rewards members, provide increased consumer insights, and offer attractive economics.

Ulta U.S. is directing a growing percentage of its marketing expense towards digital, social media, and streaming advertising to drive effective communication with existing guests and consideration amongst those who have not yet shopped with Ulta U.S. In social media channels, influencers and affiliates play an important role in beauty, and Ulta U.S engages talent from the UB Collective, its annual class of influencers, Ulta Beauties, its associate ambassador program, and UB Creates, its affiliate program, to support its social media marketing efforts. Ulta U.S.’s digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and other digital marketing channels. Digital marketing, coupled with its national TV and radio advertising, has helped Ulta U.S. increase brand awareness and consideration among those not familiar with it, which is believed to have resulted in new guests.

Scale New, Accretive Businesses

The Company believes it can drive incremental profitable growth through the implementation of its strategic initiatives: accelerating its focus on wellness; expanding its e-commerce presence through UB MarketplaceTM, an integrated online marketplace allowing Ulta U.S. to offer a broader array of products to its guests; expanding its international presence; and enhancing its retail media network, Ulta Beauty Media (“UB Media”).

Wellness

The definition of traditional beauty is expanding as wellness and beauty converge and as consumers deepen the connection between how they express themselves to their overall self-care and wellness. The Company believes Ulta U.S. is well-positioned to capture this growth opportunity and support its guests’ wellness journeys. Leveraging its position as a trusted guide, Ulta U.S. has expanded its business into the growing wellness category through the addition of new brands as well as in-store expansion efforts, including elevated fixtures.

Wellness by Ulta Beauty extends Ulta U.S.’s product offering to include nutrition & supplements (such as vitamins, supplements, and fitness-related tools); intimate care (such as feminine hygiene, as well as period, prenatal and postnatal, and menopausal care); rest & reset (such as aromatherapy, spa essentials, and sleep support); and essential routines (such as oral care, wearables, and devices).

UB MarketplaceTM

In fiscal 2025, the Company launched UB MarketplaceTM, an integrated online marketplace accessible through Ulta U.S.’s e-commerce channels. The marketplace enables Ulta U.S. to expand its assortment for its guests and offer a broader and complementary array of beauty, wellness, and lifestyle products from both established and emerging brands with minimal inventory risk to its business. UB MarketplaceTM brands fulfill guest orders directly and the Company earns a commission on these sales.

As of the end of fiscal 2025, UB MarketplaceTM offered more than 200 brands and 5,000 stock keeping units (SKUs) through Ulta U.S.’s digital channels. UB MarketplaceTM brands span multiple complementary and adjacent categories, including: beauty tools and tech (such as hair tools, skin devices, and body gadgets); discovery (such as global beauty and social media-driven trends); grooming (such as tools, haircare, and skincare); luxe (such as niche perfumery and prestige skincare); personal care (such as oral care and bath and body products); pro (such as stylist-related products); and wellness (such as spa, home fragrance, and fitness).

International Expansion

Beauty is a global growth category, and the Company believes there is opportunity to drive profitable growth through strategic targeted international expansion. In Mexico, the Company has a joint venture partnership with Grupo Axo, whereby the joint venture licenses the Ulta Beauty brand name and operating model from the Company to launch and operate Ulta Beauty-branded stores in Mexico. Grupo Axo is an experienced operator of global brands with substantial expertise in the consumer market in Mexico. In the Middle East, the Company has a franchise partnership with Alshaya Group, a leading international franchise operator with substantial expertise in the consumer market in the Middle East, whereby Alshaya licenses the Ulta Beauty brand name and operating model from the Company to launch and operate Ulta Beauty-branded stores in the Middle East. The Company earns royalties from sales generated by these operations. On July 10, 2025, the Company announced the acquisition of Space NK, a leading British beauty retailer. Space NK is a curator of some of the world’s most innovative beauty brands and a go-to destination for beauty discovery in its stores in the U.K. and Ireland as well as online. Space NK operates as a standalone subsidiary of the Company and continues to be led by its pre-acquisition management team.

As of January 31, 2026, the Company operates 84 Space NK stores located in the United Kingdom and two located in Ireland. Additionally, the Company has nine stores operated through the joint venture in Mexico and one location in Kuwait and one in the United Arab Emirates operated by its franchise partner in the Middle East.

UB Media

The Company has a deep understanding of its Ulta Beauty Rewards® loyalty members and their preferences. This unique understanding, combined with its ongoing investment in data analytics and CRM capabilities, has unlocked new ways for the Company to support its brand partners and drive additional revenue. In 2022, the Company launched UB Media to transform the way its brand partners can connect with beauty enthusiasts. UB Media offers brands a suite of media and advertising capabilities that enable brands to reach unique audiences across various advertising channels, including Ulta U.S.’s owned digital channels, support joint revenue growth, and drive the acquisition of new guests.

Align Its Foundation for Future Success

To successfully achieve its long-term growth ambitions, build upon its leadership position, and deliver value to stakeholders, the Company is focused on optimizing its ways of working, streamlining its cost structure, and cultivating an engaging, associate-centered culture. This work includes organizational and process changes to accelerate decision-making, remove friction, and align teams and resources around guest-centric goals. Additionally, the Company invests in new supply chain and technology capabilities to drive productivity improvement, enhance inventory flow, and increase network capacity.

Human capital management

The Company’s mission is to use the power of beauty to bring to life the possibilities that lie within each of us – inspiring every guest and enabling each associate to build a fulfilling career. The Company believes its associates, with their combined skills, knowledge, experiences, and commitment to serving guests, are among the Company’s most important resources and are critical to continued success. The Company strives to be a great place to work by establishing a culture of care for associates’ holistic well-being where all associates demonstrate integrity, authenticity, and inclusivity in their daily actions.

As of January 31, 2026, the Company employed approximately 65,000 associates in the U.S., 1,800 in the U.K. and Ireland, and 20 in Uruguay. Of these associates, approximately 32% were full-time and 68% were part-time. Employment levels may fluctuate throughout the course of the year due to the seasonality of the Company’s business. The Company has no collective bargaining agreements and has not experienced any work stoppages in the past. The Company strives to maintain an open and honest relationship with its associates.

The Company’s associates and management teams are essential to its strategy. The Company uses a combination of existing managers, promoted associates, and external hires to support its operations and bring necessary skills to execute its business priorities. As the Company continues to grow, it is building a bench of associates and leaders who can deliver for its guests, drive business success, and support its values-driven culture.

Culture and Core Values

The Company strives to provide rewarding careers, benefits, and a workplace culture where associates are empowered to be their authentic selves – drawing on their unique perspectives, passions, skills, interests, and experiences in their day-to-day jobs. The Company’s core values establish a strong foundation for its culture and represent the key expectations of its associates. These include the following:

•	Give wow experiences
•	Improve always
•	Win together
•	Love what you do, own what you do
•	Do what’s right
•	Champion diversity

Talent management

The Company’s success is dependent, in part, on its ability to attract, train, retain, and motivate qualified associates at all levels of the organization. The Chief Human Resources Officer, along with the entire executive team, is responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent and the design of associate compensation and benefits programs. The Company is focused on creating a winning team by recruiting and retaining great people, promoting collaboration, and fostering an enjoyable and rewarding work environment. The Company also strives to provide all associates with opportunities for personal growth, cross-functional training, job opportunities, and career advancement. Succession planning is conducted on an annual basis to identify suitable internal candidates for key positions within the Company.

The Company believes open and honest two-way communication is critical to maintaining strong associate engagement. The Company regularly conducts associate engagement surveys to determine associates’ satisfaction with their roles, their leaders, and the Company as a whole, which the executive team reviews and monitors. The Company’s leadership team also hosts roundtable sessions, as well as additional forums, including department town halls, store and distribution center visits, and other small group gatherings, to dive deeper on specific topics. The Company also engages in annual performance reviews and annual talent calibration conversations.

Training and development

The Company is committed to continually developing its associates and providing career advancement opportunities. All Ulta Beauty associates in the U.S. participate in an interactive new-hire orientation through which each associate becomes acquainted with the Company’s mission, vision, and values. Through its learning management system and digital workplace system, the Company provides continuing education to associates throughout their careers at Ulta Beauty. Additionally, the Company’s leadership development program prepares promising future leaders for new levels of responsibility.

Compensation and benefits

The Company offers a competitive compensation and benefits package, which is designed to allow associates the ability to pick and choose which benefits are best for their and their family’s health and well-being. Depending on their employment and work status and location, associates in the U.S. may be eligible for:

●	Health care coverage (medical, dental, and vision) offered to those who work more than 30 hours a week in any position;
●	401(k) plan with up to a 4% dollar-for-dollar Company match up to the IRS deferral limit;
●	Disability and life insurance;
●	Company-paid short-term disability benefit at 80% of pay;
●	Additional insurance options, including legal, pet, home, and auto;
●	Tuition reimbursement program;
●	Paid time off, including an extended illness bank;
●	Parental leave and other family-building resources; and
●	Discounts on retail products and salon services.

In addition, the Company believes wellness, like beauty, is more than skin deep, so it offers mental health resources, such as counseling services and access to mobile applications, financial wellness planning and guidance, and health mobile applications and educational resources for soon-to-be parents.

The Ulta Beauty Charitable Foundation supports the Associate Relief Program to assist associates facing unforeseen hardships. The Associate Relief Program provides short-term financial support to associates impacted by natural disasters, unforeseen medical conditions, domestic violence, and other personal challenges.

Workplace, Health, and Safety

The health and safety of guests, associates, and communities is the Company’s top priority. The Company strives to ensure that a safe and hygienic working environment is provided and that occupational health and safety practices that prevent accidents and injury are promoted. Throughout the Company’s stores, distribution centers, and corporate offices, the Company employs policies, procedures, and training to promote safe and healthy work environments.

Ulta Beauty’s Injury & Illness Prevention Program outlines safety expectations, but the Company also empowers its associates with knowledge and skills from various safety training courses during the onboarding process and on an ongoing basis through the Company’s learning engagement system with topics such as incident reporting, evacuation, active shooter response, hazardous materials, and heat safety. The Company continues to focus on developing and driving its safety-first culture through awareness, training, and actions to reduce the frequency and severity of safety incidents.

Supply chain

The Company aims to develop and operate a dynamic and agile end-to-end supply chain that supports operational efficiency, performance, and guest experience and fuels organizational growth effectively. This includes enhanced systems and processes as well as a modernized distribution center network to support new store and e-commerce growth.

Ulta U.S. has developed a disciplined approach to procurement and a dynamic inventory planning and allocation process to support its merchandising strategy. Ulta U.S. centrally manages product replenishment to its stores through its merchandise planning group. This group serves as a strategic partner to, and provides financial oversight of, the merchandising team. The merchandising team creates a sales forecast by category for the year. Ulta U.S.’s merchandise planning group creates an open-to-buy plan, approved by senior executives, for each product category. The open-to-buy plan is updated weekly with point-of-sale (“POS”) data, receipts, and inventory levels and is used throughout the year to balance buying opportunities and inventory return on investment. Management believes this structure maximizes buying opportunities while maintaining organizational and financial control. POS data is used to calculate sales forecasts and to determine replenishment levels. Ulta U.S. determines promotional product replenishment levels using sales history from similar or comparable events. To ensure its inventory remains productive, Ulta U.S.’s planning and replenishment group monitors the levels of clearance and aged inventory in its stores on a weekly basis.

As of the end of fiscal 2025, Ulta U.S. operates four regional distribution centers and two market fulfillment centers that support both stores and e-commerce demand, and one fast fulfillment center that supports e-commerce orders only. Market fulfillment centers are smaller than regional distribution centers and focus on the most productive products, enabling us to improve service and responsiveness, especially in markets with high store and population density. In addition, over 1,000 Ulta U.S. stores fulfill e-commerce orders as part of a ship-from-store program.

Inventory is shipped from suppliers to Ulta U.S.’s distribution centers, market fulfillment centers, and fast fulfillment center, which use warehouse management software systems to manage inventory to support product purchase decisions. Product is delivered to stores using a broad network of contract and local pool (final mile) carriers.

Information technology

Ulta U.S. is committed to using technology to enhance its competitive position. Ulta U.S. leverages its technology infrastructure and systems to gain operational efficiencies through more effective use of its systems, people, and processes. In fiscal 2024, Ulta U.S. completed several multi-year strategic investment projects to upgrade key elements of its technology infrastructure, including upgrading its enterprise resource planning platform and refreshing its POS system in all stores, transitioning its digital store to a new architecture, and building a modern ecosystem for future analytics and data-driven decisioning capabilities. Collectively, Ulta U.S.’s investments provide a flexible and scalable operating environment allowing for greater business efficiency and enhancing the guest experience. The Company will continue to make investments in its information systems to facilitate growth and enhance its competitive position. Also see “Cybersecurity” included as part of Item 1C. of this Annual Report on Form 10-K.

Partnerships

Since 2021, Ulta U.S. has partnered with Target Corporation (“Target”) to create Ulta Beauty at Target, a “shop-in-shop” concept that offers a curated assortment of more than 60 established and emerging prestige brands across a variety of categories. As of January 31, 2026, Ulta Beauty at Target was available in over 600 Target locations and on target.com. On August 14, 2025, Ulta Beauty and Target announced a mutual agreement to not renew the Ulta Beauty at Target shop-in-shop partnership when the current agreement concludes in August 2026. Both companies remain committed to delivering a seamless shopping experience and product availability through the end of the partnership, as well as continuing to support their teams and partners during the transition.

Sustainability

The Company strives to operate in an environmentally responsible manner in an effort to create long-term business value for its guests, associates, partners, and investors. The Company’s sustainability strategy focuses on advancing its commitments, improving operational efficiency, reducing waste, and leveraging its position to help drive progress across the beauty industry with regard to packaging, climate, and safer chemistry. The Company has established science-based targets to reduce Scope 1, 2, and 3 greenhouse gas emissions and work collaboratively with partners across its value chain to advance emissions reductions. The Company also invests in energy efficiency and renewable energy initiatives across its stores, offices, and distribution centers, promotes responsible packaging practices for the products that it sells, and engages partners upstream and downstream to enhance transparency and environmental performance.

Additional information regarding the Company’s sustainability goals, initiatives, and progress is included in the Company’s annual corporate responsibility reporting.

Competition

The Company’s major competitors for prestige and mass products include traditional department stores, specialty stores, grocery stores, drug stores, mass merchandisers, and the online capabilities of national retailers and brands, as well as pure-play e-commerce companies and online marketplaces. The market for salon services and products is highly fragmented. Its competitors for salon services and products include chain and independent salons.

Intellectual property

The Company has registered trademarks in the United States and other countries. The majority of its trademark registrations contain the ULTA mark, including Ulta Beauty® and two related designs, Ulta.com, and Ulta Salon, Cosmetics & Fragrance (and design). The Company maintains its marks and monitors filing deadlines for renewal and continued validity. All marks that are deemed material to its business have been applied for or registered in the United States and select foreign countries, including Mexico and other countries in Latin America, Europe, the Middle East, and Asia.

The Company believes its trademarks, especially those related to the Ulta Beauty brand, “All Things Beauty. All In One Place. ®”, “The Possibilities are Beautiful®”, and “Conscious Beauty at Ulta Beauty®” have significant value and are important to building brand recognition.

Government regulation

The Company is affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints. Such laws, regulations, and other constraints exist at the federal, state, and local levels in the United States as well as internationally with regard to the Company’s non-U.S. operations. The products the Company sells, such as cosmetics (including products with cannabidiol), dietary supplements, food, over-the-counter (“OTC”) drugs, medical devices, and styling tools, including its Ulta Beauty branded products, may be subject to regulation by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Environmental Protection Agency (“EPA”), state regulatory agencies, and State Attorneys General, as well as similar regulatory bodies in the international locations where we do business. Such regulations principally relate to the safety, labeling, manufacturing, advertising, and distribution of the products we sell. In addition, the salon services provided in the Company’s stores may be subject to state and local regulations.

Cosmetics, OTC drugs, medical devices, food, and dietary supplements have specific regulatory requirements, including but not limited to ingredient, labeling, manufacturing, and holding requirements. Products such as wrinkle reducing lights may be classified as medical devices and, in addition to being subject to labeling and manufacturing requirements, may also be subject to premarketing review by the FDA. Finally, products such as styling tools (e.g., blow dryers and curling irons) are regulated by the CPSC, which has strict requirements including the requirement to report certain product defects. The labeling and packaging of these products may also be subject to the requirements of the Fair Packaging and Labeling Act and state specific requirements.

Further, statements the Company makes in advertising, including statements about the safety or efficacy of products, pricing, and environmental claims, are subject to federal and state consumer protection laws, which generally prohibit unfair or deceptive practices.

Federal, state, municipal, and local labor and employment statutes, laws, ordinances, regulations, mandates, and taxation laws, to which most retailers are typically subject, also impact the Company’s day-to-day operations. The Company is also subject to typical governmental and real estate land use restrictions and typical advertising and consumer protection laws (both federal and state). Its services operations are subject to state board regulations and state licensing requirements.

In its store leases, the Company requires its landlords to obtain all necessary governmental approvals and permits for the site to be used as a retail site, and the Company also asks them to obtain any governmental approvals and permits for the site’s specific use (but at times the responsibility for obtaining governmental approvals and permits for specific use falls to the Company). As applicable, the Company requires its landlords to deliver a certificate of occupancy for any work they perform on its buildings or the shopping centers in which its stores are located. If required by the municipality, the Company is responsible for delivering a certificate of occupancy for any remodeling or build-outs that it performs and is responsible for complying with all applicable laws in connection with such construction projects or build-outs.

Seasonality

The Company’s business is subject to seasonal fluctuation. Significant portions of its net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, its business is also affected by Mother’s Day and Valentine’s Day.

Available information

The Company’s principal website address is www.ulta.com. The Company makes available at this address under investor relations (at https://ulta.com/investor), free of charge, its proxy statement, annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on the Company’s website is not incorporated by reference in and is not deemed a part of this Form 10-K. In addition, the Company’s filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of its securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and the Company does not assume or undertake any obligation to update any of those statements or documents unless it is required to do so by law.

Item 1A.   Risk Factors

The risks described below reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect our business, financial condition, results of operations, or future growth. We could also be affected by additional risks that apply to all companies operating in the United States or our other markets, as well as other risks that are not presently known to us or that we currently consider to be immaterial. References to past events are provided only for example and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their probability of occurring in the future. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K before making an investment in our common stock.

Economic, Market, and Other External Risks

Macroeconomic conditions could have a material adverse impact on our business, financial condition, profitability, and cash flows.

Macroeconomic conditions, including inflation and elevated interest rates, as well as labor, transportation, and shipping cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, profitability, and cash flows. Continuing dynamic global trade conditions and elevated tariff levels could contribute to increased input costs, supply chain disruption, pricing volatility, and heightened economic uncertainty, and it could be time-consuming and expensive for us to alter our operations in order to adapt to this environment. Additionally, we expect the impact of inflationary and macroeconomic pressures to continue in 2026, and we continue to closely monitor conditions, including guest behavior, and the impact of these factors on guest demand. Continuing or worsening inflation and/or cost pressures may have a material adverse impact on our business, financial condition, profitability, and/or cash flows.

As we expand internationally, the magnitude of the effects of geopolitical events, including the ongoing conflicts in Ukraine and the Middle East and cartel violence and related unrest in Mexico, on the Company’s business, financial condition, profitability, and/or cash flow could be greater than when the Company’s operations were solely U.S.-based.

The health of the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the capital markets and the U.S. or global economy generally. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers as well as premium salon services. Uncertainty in the economy has adversely impacted, and could continue to adversely impact, consumer purchases of discretionary items across all of our product categories, including prestige beauty products and premium salon services. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, inflationary pressures, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, tariffs or other trade restrictions (including uncertainty as to the scale and short- and long-term effects of currently proposed or future tariffs), risks related to epidemics or pandemics, geopolitical events, and recessionary concerns. In the event of a prolonged period of inflation, an economic downturn, or a recession, consumer spending habits could be adversely affected, and we could experience lower than expected net sales. Reduced consumer spending could cause changes in guest order patterns and in the level of merchandise purchased by our guests, and may signify a reset of consumer spending habits, all of which could adversely affect our business, financial condition, profitability, and cash flows.

In addition, a general deterioration in economic conditions could adversely affect our commercial partners, including our brand partners, as well as the real estate developers and landlords who we rely on to construct and operate commercial centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows. Adverse economic conditions could negatively affect our vendors’ access to the capital and liquidity required to maintain their inventory, production levels, timeliness, and product quality and to operate their businesses, which could adversely affect our supply chain, or could reduce our vendors’ offerings of trade credit, customer incentives, vendor allowances, cooperative marketing expenditures, and product promotions, which could adversely affect our results of operations. Adverse economic conditions could also make it difficult for both us and our vendors to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

We may be unable to compete effectively in our highly competitive markets.

The markets for beauty and wellness products and salon services are highly competitive with few barriers to entry. With regard to beauty and wellness products, we compete against a diverse group of retailers, both small and large, including mass merchandisers, specialty retailers, online capabilities of national retailers, pure-play e-commerce companies, online marketplaces (including those operated by social media platforms), and drug stores. In some regions or in connection with some products, we also compete against regional and national department stores, catalog retailers, local specialty retail stores, and direct response television, including television home shopping retailers and infomercials. With regard to salon services, we compete primarily against high-end and discount salon chains as well as locally owned salons.

We believe the principal bases upon which we compete are the breadth of merchandise, our value proposition, the quality of our guests’ shopping experience (including through our omnichannel offerings), and the convenience of our stores as one-stop destinations for beauty products and salon services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing, and other resources and therefore may be able to adapt to changes in guest requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition, or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, natural disasters, conflicts, or other catastrophes or crises could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Epidemics, pandemics, and other public health crises, natural disasters, such as hurricanes, tornados, wildfires, earthquakes, and mudslides, as well as conflicts, such as wars, acts of violence, and terrorism, have resulted in the temporary closure of our stores and, in the future, could also result in physical damage to our properties, the temporary closing of our stores, the temporary closing of our distribution, fast fulfillment, and market fulfillment centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods both to and from our distribution, fast fulfillment, and market fulfillment centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by guests. Accordingly, if one or more epidemics, pandemics, natural disasters, and/or acts of violence or terrorism were to occur in the future, it could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to incur increased costs.

Climate change could adversely impact our business operations and/or our supply chain.

Scientific consensus shows that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. Climatologists predict these changes will result in the increased frequency of extreme weather events and natural disasters, which could disrupt our business operations or those of our suppliers. These weather events could also lead to an increased rate of temporary store closures and reduced guest traffic at our stores. In addition, concern about climate change and greenhouse gases may result in new or additional legal, legislative, and/or regulatory requirements to reduce or mitigate the effects of climate change on the environment. Any such new requirements could increase our operating costs for things like energy or packaging, as well as our product supply chain and distribution costs.

There is also increased focus, including by investors, guests, and other stakeholders, on climate change and other environmental, social, governance, and sustainability matters, including single use plastic, energy, waste, and worker safety. Concern about climate change might cause consumer preferences to change, including moving away from products or ingredients considered to have high climate change impact and towards products that are more sustainably made, and we expect to incur additional costs in connection with our initiatives in this area.

Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to these matters and, taken together, these matters could materially and adversely affect our business, financial condition, profitability, and cash flows, as well as our ability to meet the needs of our guests.

Business, Operational, and Strategic Risks

Our comparable sales and quarterly financial performance may fluctuate due to seasonality and other factors outside of our control, which could result in a decline in the price of our common stock.

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income, and net income. A significant portion of our net sales and profits is driven by holidays, such as Valentine’s Day and Mother’s Day in the first and second quarters and the November/December holiday season in the fourth quarter. We must carry a significant amount of inventory, particularly before these selling periods. If we miscalculate demand for our products generally or for our product mix during certain holiday seasons, our net sales could decline or we could accumulate excess inventory, which would harm our financial performance. If we are not successful in selling our inventory during these periods, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, our comparable sales and quarterly financial performance have historically been affected, and may continue to be affected, by any of the other types of risks and events described in these risk factors. Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may decrease. In that event, the price of our common stock may decline.

If we are not successful in managing our inventory balances, our sales may decline and our results of operations may be negatively affected.

We must maintain sufficient inventory levels of merchandise that our guests desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. If we are not successful in managing our inventory balances, our results of operations may be negatively affected.

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

We rely on our good relationships with brand partners to purchase prestige, mass, and salon beauty products on reasonable terms, and to offer certain brands or products that are permanently or temporarily exclusive to us. If these relationships were to be impaired, or if certain brand partners were to change their distribution model or become unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in beauty products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability, and cash flows.

We have no long-term supply agreements with brand partners, so our success depends on maintaining good relationships with them. Our business depends to a significant extent on the willingness and ability of our brand partners to supply us with a sufficient selection and volume of products to stock our stores. Some of our prestige brand partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. We also have strategic partnerships with certain core brands, which have allowed us to benefit from the growing popularity of such brands. Any of our brand partners could in the future decide to scale back or end their partnerships with us and strengthen their relationships with our competitors, which could negatively impact the revenue we earn from the sale of such products. If we fail to maintain strong relationships with our existing brand partners, or if we fail to continue acquiring and strengthening relationships with additional brand partners, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

During fiscal 2025 and fiscal 2024, merchandise supplied by our top ten brand partners accounted for approximately 51% and 54% of our net sales, respectively. There continues to be vendor consolidation within the beauty products industry. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors, or by any of our other brand partners, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We also offer products that are permanently exclusive to us and offer a number of brands and products that are exclusive to us for a limited period of time or are offered in advance of our competitors. If our brand partners ceased granting us permanent or temporary exclusive rights our net sales could be negatively impacted, which could have a material adverse effect on our business, financial condition, and profitability.

The development and use or misuse of AI or the failure to use AI present risks and challenges that may negatively affect our business.

Failure to adapt to a rapidly changing technological environment or failure to adopt emerging technologies, including advances relating to AI and agentic commerce, in a timely manner could negatively affect our business. For example, if we are unable to match or surpass the advances in technologies and capabilities of our competitors for either external (guest)-facing or internal use cases, our competitive position could be adversely affected. In addition, if we adopt new technologies such as AI and fail to deploy them effectively or if we, our associates, or third parties acting at our direction use them incorrectly, unethically, or illegally, it could have a negative impact on our business, reputation, and financial results. The development of AI technologies is complex, and there are technical and other challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or the inability to handle certain data types or scenarios. Additionally, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of guest, employee, or business partner confidence. Uncertainty regarding the regulation of AI and other burgeoning technologies may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. An increasing number of jurisdictions around the globe, including several U.S. states, have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI. If we are unable to effectively use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Any significant interruption in the operations of our distribution, fast fulfillment, and market fulfillment centers could disrupt our ability to deliver merchandise to our stores and guests in a timely manner, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying approximately 30,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire, natural disasters, or other catastrophic events, labor disagreements, inventory availability (including as a result of tariffs or trade barriers), or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores and guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, shipping and transportation costs represent a component of our cost structure and an increase in shipping and transportation costs, including as a result of inflationary pressures, could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel at all levels, such failure could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability, and cash flows. Furthermore, the success of our business depends significantly on our ability to attract, motivate, and retain qualified associates, including store managers and other store associates, distribution center associates, and corporate personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating, and retaining the associates required to grow and operate our business profitably. In addition, fluctuations in the cost of labor, including as a result of inflationary pressures on wages, may negatively impact our profitability and cash flows.

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wages in certain individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage associates, but also the wages paid to our other hourly associates. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition, and results of operations. If we are unable to hire and retain store-level associates capable of providing a high level of customer service, skilled distribution center associates, and other qualified personnel, our business could be materially adversely affected.

Although none of our associates are currently covered under collective bargaining agreements, we cannot guarantee that our associates will not elect to be represented by labor unions in the future. If some or all of our workforce were to become unionized and collectively bargained terms were significantly different from our current compensation arrangements or work practice, it could have a material adverse effect on our business, financial condition, and results of operations.

Our e-commerce platform exposes us to certain additional risks which could adversely affect our results of operations.

We offer most of our beauty products for sale through our Ulta.com website and through our mobile applications. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain guests on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software, and other related operational systems. Although we believe that our omnichannel participation is a distinct advantage for us due to synergies and the potential for new guests, supporting product offerings through these channels can create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce platform successfully grows, it may do so in part by attracting existing guests, rather than new guests, who choose to purchase products from us online or through our mobile applications rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential future internet or mobile guests to consider competing distributors of beauty products. Offering products through our internet channel or through our mobile applications could also cause some of our current or potential vendors to consider competing internet or mobile offerings of their products either on their own or through competing distributors. Additionally, omnichannel retailing continues to rapidly evolve, and we must keep pace with changing guest expectations and new developments by our competitors. As we continue to grow our e-commerce platform, the impact of attracting existing rather than new guests, conflicts between product offerings online or through our mobile application and through our stores, and opening up our channels to increased competition from pure-play e-commerce companies could have a material adverse effect on our business, financial condition, profitability, and cash flows. In addition, if we are unable to make, improve, or develop relevant guest-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

If our marketing, advertising, and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

Guest traffic and demand for our merchandise are influenced by our advertising, marketing, and promotional activities. We use marketing, advertising, and promotional programs to attract guests through various media, including social media, websites, mobile applications, email, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Further, disruption to certain media channels could have a material adverse effect on our results of operations and financial condition.

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

We currently operate four regional distribution centers, which house the distribution operations for Ulta U.S. retail stores together with the order fulfillment operations of our e-commerce platform, one fast fulfillment center (e-commerce only), and two market fulfillment centers, which focus on our most productive products and support e-commerce and retail stores. To support our expected future growth and to maintain the efficient operation of our business, it is likely that new distribution facilities will be added and existing facilities will be refurbished in the future. Our failure to effectively upgrade and expand our distribution capacity on a timely basis to keep pace with our anticipated growth in stores and the performance of our distribution centers could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Increased costs or interruption in our third-party vendors’ overseas sourcing operations could disrupt production, shipment, or receipt of some of our merchandise, which could result in lost sales and could increase our costs.

We directly source the majority of our Ulta Beauty Collection components and Ulta Beauty branded gifts with purchase and other promotional products through third-party vendors using foreign factories. In addition, many of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a disruption of manufacturing or imports from such foreign countries, including the imposition of import restrictions, increased customs duties, tariffs, trade barriers (including quotas), trade wars, geopolitical events, political changes, and legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, could result in substantial disruptions in our supply chain (including inventory availability) and materially harm our operations. We have no long-term supply contracts with respect to such foreign-sourced items, many of which are subject to existing or potential duties, tariffs, or quotas that may limit the quantity of certain types of goods that may be imported into the U.S. from such countries. Our business is also subject to a variety of other risks generally associated with sourcing goods from abroad, such as political instability, wars or other conflicts, disruption of imports by labor disputes, and local business practices. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our merchandise is produced, adverse weather conditions or natural disasters that may occur overseas, or acts of war or terrorism, to the extent these acts affect the production, shipment, or receipt of merchandise. Our future operations and performance will be subject to these factors, which could have a material adverse effect on our business, financial condition, profitability, and cash flows or may require us to modify our current business practices and incur increased costs.

An inability to execute our real estate growth and optimization strategy could affect our financial results.

Our financial performance could be affected by our ability to successfully grow and optimize our retail store footprint. There is no assurance that we will be able to locate and lease adequate desirable locations that meet our criteria. Additionally, our ability to negotiate favorable lease terms depends on conditions in the real estate markets, including competition for desirable properties, our relationships with current and prospective property owners or shopping center operators, and other factors that may be outside our control. Our financial performance could be further adversely affected if we are unable to successfully optimize our existing retail store fleet, including by opening new stores and relocating existing stores in desirable locations, renewing or extending leases, restructuring leases to obtain more favorable renewal terms, refreshing and remodeling existing stores, and, if necessary, closing underperforming and poorly located stores. If any aspect of our real estate growth and/or optimization strategy does not achieve the results we expect, in whole or in part, we may fail to meet our performance expectations.

Expanding into international markets exposes us to additional risks.

In 2025, we expanded internationally through our acquisition of Space NK and the establishment of a joint venture in Mexico and a franchise relationship in the Middle East. Although our international activities are not significant to our financial results, our increasing international presence exposes us to additional risks. We have relatively little operating experience in international markets and may be challenged in replicating our business model in other countries. It is costly to establish, develop, and maintain international operations and promote our brand internationally. For these and other reasons, our international operations may not become profitable on a sustained basis. As international physical, e-commerce, and omnichannel retail and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names.

In addition, our international operations are subject to a number of unique risks, including those relating to local economic and political conditions; government regulation; restrictive trade policies; restrictions on the sale or distribution of certain products or services; uncertainty regarding liability for products, services, and content, including uncertainty as a result of unfamiliar local laws and legal systems; business licensing or certification requirements; limited fulfillment and technology infrastructure; laws and regulations regarding privacy, data use, data protection, data security, data localization, network security, consumer protection, payments, advertising, and restrictions on pricing or discounts; compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties; laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and geopolitical events, including war and terrorism.

Harm to our reputation could adversely impact our ability to attract and retain guests, associates, vendors, and/or other partners.

Negative publicity or perceptions involving us or our brands, products, associates, operations, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely affect our ability to attract and retain guests, associates, vendors, and/or other partners. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our business, results of operations, and financial condition. Issues that might pose a reputational risk include failure of our cybersecurity measures to protect against cybersecurity incidents; product liability and product recalls; inaccurate claims regarding the sustainability or content/ingredients of the products sold in our stores, including in connection with our Conscious Beauty program; our social media activity; our handling of issues relating to corporate responsibility matters, including our responses to such matters; failure to comply with applicable laws and regulations or enforce our own policies; public stances on controversial social or political issues; concerns surrounding labor, environmental, workplace safety, and other practices that may vary from U.S. standards in any of our foreign vendors or partners, whether directly or indirectly; and any of the other risks enumerated in these risk factors. As part of our marketing efforts, we rely on social media platforms and other digital marketing to attract and retain guests. A variety of risks are associated with our social media activity and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our guests, associates, or others could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos, and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or inaccurate. The dissemination of negative information related to us or our brands, products, associates, operations, vendors, spokespersons, or partners could harm our business, results of operations, and financial condition, regardless of the information’s accuracy, and the harm may be immediate without affording us an opportunity for redress or correction. It may be difficult to address negative publicity across media channels, regardless of its accuracy or the reputability of its source, and this challenge could be further exacerbated by fictitious media content, such as content produced by generative AI or bad actors. Furthermore, the prevalence of news coverage, the internet, and social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. Risk of inventory loss (also called shrink) is inherent in the retail business. We have historically experienced inventory shrink due to damage, theft (including from organized retail crime), and other causes. While some level of inventory shrink is unavoidable, in past years we have experienced levels of inventory shrink greater than our historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations.

Our private label brand merchandise exposes us to various risks generally encountered by companies that source, manufacture, market, and retail exclusive private label brand merchandise.

In addition to merchandise provided by vendors, we offer private label brand merchandise, which subjects us to certain risks, including:

●	our ability to successfully and profitably conduct sourcing and manufacturing activities internally or with third-party agents, manufacturers, and distributors;
●	our failure or our manufacturers’ failure to comply with applicable regulatory requirements, including product safety, working age and conditions, anti-corruption, import and customs, and retail sale restrictions;
●	potential mandatory or voluntary product recalls;
●	claims and lawsuits resulting from injuries associated with the use of our private label brand merchandise;
●	our ability to successfully protect our intellectual property or other proprietary rights (e.g., defending against counterfeit, knock-offs, grey-market, infringing, or otherwise unauthorized goods);
●	our ability to successfully navigate and avoid claims related to the intellectual property or other proprietary rights of third parties;
●	sourcing and manufacturing outside the United States, including foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in foreign countries, exchange rate and import duty fluctuations, and conducting activities with third-party manufacturers; and
●	price increases of raw materials used in the manufacturing of our private label brand merchandise and other risks generally encountered by entities that source, manufacture, market, and retail private label brand merchandise.

Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations, and financial condition.

We may not realize the anticipated benefits of acquisitions, joint ventures, and partnerships, or these benefits may take longer to realize than expected.

From time to time, we may make strategic acquisitions and participate in joint ventures and partnerships. Acquisitions, joint ventures, and partnerships we have entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions, joint ventures, or partnerships do not advance our business strategy or fail to produce satisfactory returns on investment. Other risks could include difficulties in integrating acquisitions with our operations, applying internal control processes to these acquisitions (including those related to cybersecurity), managing strategic investments, and/or combining business cultures; regulatory or compliance exposure until appropriate processes and controls are implemented; integration costs and significant attention from management and personnel; failing to realize the anticipated benefits of acquisitions, joint ventures, or partnerships, or the realization of benefits being significantly delayed, including because the businesses acquired may not be complementary or compatible with our business strategy or may not enhance our market position, footprint, or capability set; and due diligence evaluations of potential transactions not identifying all of the business, legal, compliance, and financial risks to accurately estimate the impact of a particular acquisition, joint venture, or partnership, including potential exposure to regulatory sanctions resulting from an acquisition target’s or business partner’s previous activities.

Our secured revolving credit facility contains certain restrictive covenants that could limit our operational flexibility, including our ability to open stores.

We have a $1.0 billion secured revolving credit facility with a term expiring in March 2029. Substantially all of our assets are pledged as collateral for outstanding borrowings under the agreement. The credit facility agreement contains usual and customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay cash dividends and repurchase our stock, and merge or consolidate with another entity, and requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 during such periods when availability under the agreement falls below a specified threshold. In addition, Space NK maintains a £40.0 million revolving credit facility maturing in April 2028 that is secured by substantially all of Space NK's assets and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the credit facilities and, in certain circumstances, may allow the lenders thereunder to require repayment.

Our stock repurchase programs could affect the price of our common stock and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have a stock repurchase program in place that we may utilize from time to time. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to any such stock repurchase program could affect our stock price and the existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

Information Security, Cybersecurity, Data Privacy, Regulatory, and Legal Risks

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

We are dependent on a variety of information systems, including management, supply chain and financial information, and various other processes and transactions, to effectively manage our business. We are also expanding and upgrading our information systems (including the recent replacement of our enterprise resource planning platform) to support historical and expected future growth. The failure of these projects, the failure of our information systems to perform as designed, the failure by us to adequately maintain or update our information systems, or breaches of security could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track, record, and analyze the merchandise that we sell and could cause delays or cancellation of guest orders or impede the manufacture or shipment of products, the processing of transactions, our ability to receive and process e-commerce orders, and/or the reporting of financial results.

Our e-commerce operations are increasingly important to our business. The Ulta.com website and our mobile applications serve as an effective extension of our marketing and prospecting strategies by exposing potential new guests to the Ulta Beauty brand, product offerings, and enhanced content. As the importance of our website, mobile applications, and e-commerce operations to our business continues to grow, we are increasingly vulnerable to downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand’s reputation.

Cybersecurity or information security breaches and other disruptions could compromise our information, result in the unauthorized disclosure of confidential guest, employee, Company, and/or business partner information, damage our reputation, and expose us to liability, which could negatively impact our business.

In the ordinary course of our business, we collect, process, and store sensitive and confidential data, including our proprietary business information and that of our guests, suppliers, and business partners, and personally identifiable information of our guests and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. Despite the security measures we have in place and continual vigilance in regard to the protection of sensitive information, our systems and those of our third-party service providers may be vulnerable to security breaches, denial-of-service attacks, break-ins, phishing attacks, social engineering, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. Furthermore, we allow certain of our employees to work remotely, as certain of our third-party service providers also allow, and this remote working environment may increase cybersecurity-related risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation, and/or loss of confidence in our business, products, and services, which could adversely affect our business, financial condition, profitability, and cash flows.

Failure to maintain satisfactory compliance with applicable privacy and data protection laws and regulations may subject us to negative financial consequences, including civil or criminal penalties, and harm our brand and reputation.

Complex local, state, national, and international/foreign laws and regulations, such as the California Consumer Privacy Act and the EU General Data Protection Regulation, apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations may cause us to incur substantial costs, require changes to our business practices, and limit our ability to obtain data used to provide a differentiated guest experience. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by guests and other affected individuals, fines, and/or damage to our brand and reputation, any of which could adversely affect our business, financial condition, profitability, and cash flows.

We, as well as our vendors, are subject to numerous laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

In our U.S. and international markets, numerous laws and regulations at the national, state, and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores, or a prohibition on the sale of our Ulta Beauty branded products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial condition, profitability, and cash flows:

●	Our sizable workforce makes us vulnerable to changes in labor and employment laws.
●	Our salon operations are subject to state board regulations and state licensing requirements for our stylists and salon procedures. Failure to maintain compliance with these regulatory and licensing requirements could jeopardize the viability of our salons.
●	We operate stores in California, which has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.
●	Future changes in healthcare reform legislation could significantly impact our business.
●	Evolving anti-discrimination laws could impact our efforts to support inclusion and belonging across our business for our guests, assortment, associates, brands, other partners, and stakeholders.
●	We are subject to antibribery and corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, that prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage. Violations of these laws and regulations could result in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition.

The formulation, manufacturing, packaging, labeling, distribution, sale, and storage of our vendors’ products and our Ulta Beauty branded products are also subject to extensive regulation by various federal agencies in the U.S., including the Food and Drug Administration (FDA), Federal Trade Commission (FTC), Consumer Product Safety Commission (CPSC), Environmental Protection Agency (EPA), and various state and local agencies, such as State Attorneys General and District Attorneys, as well as similar analogous authorities in our international markets. If we, our vendors, or the manufacturers of our Ulta Beauty branded products fail to comply with those regulations, we could become subject to significant penalties, claims, or product recalls, which could harm our results of operation, our reputation, and/or our ability to conduct our business.

Additionally, the adoption of new regulations or changes in the interpretations of existing regulations could result in significant compliance costs or discontinuation of product sales and may impair the marketability of our vendors’ products or our Ulta Beauty branded products, resulting in significant loss of net sales. Our failure to comply with federal, state, or local requirements when we advertise our products (including prices) or services, or engage in other promotional activities, in digital (including social media), television, or print may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

Our associates or others may engage in misconduct or other improper activities, including noncompliance with our policies and procedures.

We are exposed to the risk of misconduct or other improper activities by our associates and third parties such as independent contractors, agents, and business partners. Misconduct by associates, independent contractors, or agents could include inadvertent or intentional failures to comply with the Company’s policies and procedures, the laws and regulations to which they are subject, and/or ethical, social, product, labor, and environmental standards. Our current and former associates or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination, or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our brand, reputation, and operations. Associate misconduct could also involve improper use of information obtained in the course of the associate’s prior or current employment, which could result in legal or regulatory action and harm to our reputation.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings, or claims, including possible fines and penalties, could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time, we are subject to litigation, including potential class action and single-plaintiff litigation, and other legal or regulatory proceedings or claims in the ordinary course of our business operations regarding, but not limited to, employment matters, consumer claims, security of consumer and employee personal information, product labeling or content, advertising compliance, contractual relations with suppliers, marketing, and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could absorb significant management time and/or result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability, and cash flows. We establish accruals for potential liabilities arising from litigation and other legal or regulatory proceedings or claims when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings or claims could materially adversely impact our business, financial condition, profitability, and cash flows.

Specifically, our technologies, promotional products purchased from third-party vendors, and/or Ulta Beauty branded products, or potential products in development, may infringe rights under patents, patent applications, trademark, copyright, or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing, or sales of the product that is the subject of the suit.

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

We maintain insurance coverages with third-party insurers. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Liability insurance coverage is expensive and there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If we or other industry participants sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage could have a material adverse effect on us.

Any insurance we carry reflects deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are prudent based on our operations. To offset negative insurance market trends, we may elect to self-insure, accept higher insurance deductibles, or reduce the amount of insurance coverage in response to market changes. Additionally, we self-insure a portion of expected losses under our workers’ compensation, general liability, Texas non-subscription plan, and group health insurance programs. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear the insured risk, we may be required to fund additional capital to our captive insurance company or to bear the loss. We use the services of independent actuaries for loss adjustment expense reserve analyses for the aforementioned lines of insurance. Liabilities associated with these lines of insurance are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies, and may be based on historical claim trends, industry factors, claim development, as well as other actuarial assumptions. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition.

We require many of our vendors to carry their own insurance, and we have indemnity agreements with many of our vendors, but we cannot be assured that (1) any specific claim or lawsuit will be subject to a vendor’s insurance or indemnity agreement, (2) our vendors will carry or maintain such insurance coverage or meet their indemnity obligations, or (3) we will be able to collect payments from our vendors sufficient to offset liability losses or, in the case of our private label brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of all products manufactured uniquely for Ulta Beauty, including Ulta Beauty Collection and Ulta Beauty branded gifts with purchase and other promotional products. The FDA does not currently have a pre-market approval system for cosmetics, but requires safety and efficacy substantiation. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we could be required to take costly corrective action. In addition, sanctions under various laws may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions, and criminal prosecution. These events could interrupt the marketing and sale of our Ulta Beauty branded products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet guest expectations, or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

If we are unable to protect our intellectual property rights and our brand name, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how, and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks, copyrights in our website and mobile applications content, rights to our domain name www.ulta.com, and trade secrets and know-how with respect to our Ulta Beauty branded product formulations, product sourcing, sales and marketing, and other aspects of our business, and our digital innovations such as try-on applications and AI. As such, we rely on trademark and copyright law, trade secret protection, and confidentiality agreements with certain of our associates, consultants, suppliers, and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, or other proprietary rights for any reason (including any cybersecurity incident that results in the unauthorized use of our intellectual property rights), or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired, and we could lose guests, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

In addition, we license certain of our trademarks to some of our business partners. While we enter into comprehensive agreements with our business partners covering, among other things, use of our brand name, the value of our brand and our reputation could be impaired to the extent that our business partners do not operate their businesses, including their stores or websites, in a manner consistent with our requirements regarding our brand identities and guest experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a business partner, could have an adverse effect on our business, financial condition, profitability, cash flows and reputation.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of protecting customer and associate data and maintaining the safety, availability, security, and integrity of our data and information systems, some of which are provided or managed by third parties. We continue to invest in people, technology, and processes to protect data and systems against evolving cybersecurity threats. We have implemented a cybersecurity program that we believe is reasonably designed to manage risks from cybersecurity threats, including those that may result in adverse effects on the confidentiality, integrity, and availability of our information systems, and impact the security of information we create, maintain, and process on our information systems. Our program is designed to enable us to prevent, monitor, identify, detect, investigate, respond to, mitigate, and report on cybersecurity threats and incidents.

Risk Management and Strategy

The Company’s cybersecurity program is based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization, and other applicable industry standards and applies, as appropriate, to the Company’s internal and external information systems, applications, networks, and operations. The Company’s cybersecurity program is focused on the following key areas:

Technical Safeguards. Our cybersecurity team constantly and proactively monitors our network and application landscape for threats and anomalies. The cybersecurity team deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We maintain a software vulnerability management program supported by internal personnel and third-party service providers. We deploy technologies to automate and enhance our operational security capabilities. We also use third-party managed security services to augment our cybersecurity team’s capabilities.

Incident Response Plan. The Company has established and maintains a comprehensive incident response plan that addresses the Company’s response to a cybersecurity incident. The plan provides a coordinated approach to investigating, containing, mitigating, and documenting cybersecurity incidents, including reporting and escalating findings as appropriate (including to the Company’s crisis management team).

Third-Party Risk Management. The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Our partners and vendors with whom we share information to conduct our business are required to safeguard it by appropriate means, including elevated contractual commitments when appropriate.

Risk Assessments. We conduct scanning, testing, and assessments designed to identify risks from cybersecurity threats, assess controls, and calibrate planning in response to rapidly evolving cybersecurity risks, and use the results from this testing to adjust our cybersecurity program roadmap to mitigate cybersecurity risks as they evolve. We assess ourselves against industry standard cybersecurity and risk management frameworks to measure the effectiveness of our technology controls and financial reporting controls. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness, including network penetration assessments. The Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Internal Audits. Our internal audit team performs audits on various aspects of cybersecurity and reports the results of these audits in its quarterly reports to management and the Audit Committee (the “Audit Committee”)

of our Board of Directors (the “Board”). The internal audits assess the sufficiency of security processes and controls for relevant systems. Leaders from our risk management, internal audit, and legal teams administer our enterprise risk management (“ERM”) program, which is designed to identify, assess, and manage our top enterprise risks, including risks arising from cybersecurity threats.

Training. All Ulta Beauty associates have a role as stewards of Company data, and we educate them on how to keep data safe. As part of the Company’s onboarding and annual security awareness training and regular training around phishing, we train associates on how to keep devices and data safe in public places; how to avoid security threats and phishing scams; how to maintain a secure workplace; and everyday practices that help maintain the security of corporate digital devices, data, and systems. In addition, we require vendors and contractors that supply or support our information systems to undergo onboarding and training regarding good information and data security hygiene.

Based on the information available to us as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, and as of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. Due to evolving cybersecurity threats, despite our security measures, we may not be able to anticipate, prevent, and stop future cybersecurity incidents, including attacks on our information systems and data and those of our partners. Also see “Information Security, Cybersecurity, Data Privacy, Regulatory, and Legal Risks” included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Governance

The Company has adopted a cross-functional and multi-management level approach to assessing and managing risks arising from cybersecurity threats. While management is responsible for the Company’s day-to-day risk management activities and processes, the Board is ultimately responsible for providing informed oversight of all risks relevant to the Company’s operations, including cybersecurity risk. The Audit Committee oversees the ERM program and is also responsible for the oversight of cybersecurity and other technology-related risks, which the ERM process has identified as key risks. Cybersecurity is a standing agenda item of the Audit Committee’s regular quarterly meetings, where the Audit Committee reviews and discusses cybersecurity risks along with the Company’s cybersecurity programs and strategy with management. The Company’s Chief Technology and Transformation Officer (“CTTO”) and his cybersecurity leadership team, together with the Chief Legal Officer (“CLO”), provide regular updates regarding cybersecurity and privacy topics to the Board and the Audit Committee throughout the year, addressing a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, board education, and information security considerations arising with respect to the Company’s peers and third parties. From time to time between quarterly meetings, our CTTO and CLO or other members of management may hold additional cybersecurity-related discussions with the Audit Committee. The Audit Committee regularly reports on its cybersecurity program oversight to the Board. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds as well as ongoing updates regarding any such incident until it has been addressed.

The CTTO is the primary executive responsible for leading the Company’s cybersecurity risk management program, with over 30 years of experience in various technology-related roles, including responsibilities related to managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. Our cybersecurity team is led by our Senior Vice President, IT Infrastructure and Security, who reports to our CTTO. The Senior Vice President, IT Infrastructure and Security has 26 years of IT experience. Our Vice President, Information Security reports to the Senior Vice President, IT Infrastructure and Security, and leads the Company’s information security program. He has over 20 years of cybersecurity experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies.

Our cybersecurity team is responsible for the operations of our cybersecurity program, including implementing, monitoring, and maintaining cybersecurity and data protection solutions and practices across the enterprise. The cybersecurity team works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. In addition to our extensive in-house cybersecurity capabilities, at times we also engage consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. Our cybersecurity team works with our crisis management team and cybersecurity advisors we may engage to respond to and manage the resolution of cybersecurity incidents. Our cybersecurity team also works closely with our legal team on various aspects of our cybersecurity program.

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

We also operate retail stores through Space NK in the United Kingdom (“U.K.”) and Ireland. A typical Space NK store is approximately 2,000 square feet. Most Space NK retail store leases provide for a fixed minimum annual rent and generally have a 10-year initial term.

As of January 31, 2026, we operated 1,591 retail stores, as shown in the table below:

Location	Number of stores
United States	1,505
International (Company-operated)	86
Total	1,591

Distribution centers, fast fulfillment center, and market fulfillment centers

Our standard distribution center (“DC”), fast fulfillment center (“FFC”), and market fulfilment center (“MFC”) lease provides for a fixed minimum annual rent and generally has a 10- or 15-year initial term with three or four renewal options with terms of five years each. The general location, approximate size, and lease expiration date for each DC, FFC, and MFC at January 31, 2026, are set forth below:

		Approximate	Lease Expiration
Location	Type	Square Feet	Date
Bolingbrook, Illinois	MFC	321,132	July 31, 2033
Chambersburg, Pennsylvania	DC	503,605	June 30, 2027
Dallas, Texas	DC	670,680	July 31, 2031
Fresno, California	DC	670,680	July 31, 2028
Greenwood, Indiana	DC	670,680	July 31, 2030
Greer, South Carolina	MFC	303,580	May 31, 2033
Jacksonville, Florida	FFC	203,463	September 30, 2029
Perivale, U.K. (Space NK)	DC	69,310	October 13, 2031

Corporate offices

Our principal executive office is in Bolingbrook, Illinois. The corporate office is approximately 362,000 square feet with lease terms expiring in 2028. Additionally, we have a satellite corporate office in Chicago, Illinois. The Chicago office is approximately 23,000 square feet with lease expiration in 2026. We also operate a corporate office in London, U.K., which is approximately 8,000 square feet with a lease expiration in 2027.

Item 3.   Legal Proceedings

See Note 10 to our consolidated financial statements, “Commitments and contingencies - General litigation,” for information on legal proceedings.

Item 4.   Mine Safety Disclosures

None.

Information About our Executive Officers

The names of our executive officers, their ages, and their positions (as of January 31, 2026) are provided in the following table. All executive officers are elected or appointed by the Board annually in March and hold office until the meeting of the Board the following March.

Name	Age	Current Position (effective date)	Prior Business Experience (effective date)
Kecia L. Steelman	55	President and Chief Executive Officer and member of the Board of Directors (January 2025)	• President and Chief Operating Officer (September 2023) • Chief Operating Officer (June 2021) • Chief Store Operations Officer (September 2015)
Christopher J. DelOrefice	54	Chief Financial Officer (December 2025)	• Executive Vice President and Chief Financial Officer of Becton Dickinson & Company (September 2021) • Vice President, Investor Relations of Johnson & Johnson (August 2018)
Rene G. Cásares	50	Chief Legal Officer (April 2025)

• Executive Vice President, Chief Legal Officer, and Corporate Secretary of Academy Sports + Outdoors (December 2024)
• Senior Vice President, General Counsel, and Corporate Secretary of Academy Sports + Outdoors (March 2018)

Anita J. Ryan	61	Chief Human Resources Officer (April 2022)	• Senior Vice President of Human Resources (2018)

There is no family relationship between any of the directors or executive officers and any other director or executive officer of the Company.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the NASDAQ Global Select Market under the symbol “ULTA” since October 25, 2007. The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice, and any other relevant factors.

Holders of the registrant’s common stock

The last reported sale price of our common stock on the NASDAQ Global Select Market on March 23, 2026 was $524.15 per share. As of March 23, 2026, we had 25 holders of record of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
November 2, 2025 to November 29, 2025	140,002	$523.07	139,751	$1,930,361
November 30, 2025 to December 27, 2025	88,239	588.43	88,210	1,878,935
December 28, 2025 to January 31, 2026	113,466	655.74	113,466	1,805,257
Total (13 weeks ended January 31, 2026)	341,707	584.00	341,427	1,805,257
(1)	There were 341,427 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended January 31, 2026 and there were 280 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	We may repurchase up to $3.0 billion of the Company’s common stock under October 2024 Share Repurchase Program, which was announced on October 16, 2024 and revoked the previously authorized but unused amounts under the prior share repurchase program. As of January 31, 2026, $1.8 billion remained available under the October 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not expire by its terms.

Recent sales of unregistered securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information about common stock that may be issued under our equity compensation plans as of January 31, 2026:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of outstanding	exercise price of	under equity
	options, warrants	outstanding options,	compensation
Plan category	and rights (2)	warrants and rights (3)	plans (4)
Equity compensation plans approved by security holders (1)	530,019	$405.98	1,781,045
Equity compensation plans not approved by security holders	—	—	—
Total	530,019	$405.98	1,781,045
(1)	Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Amended and Restated 2011 Incentive Award Plan and predecessor equity incentive plans. We currently grant awards only under the Amended and Restated 2011 Incentive Award Plan.
(2)	Includes 291,198 shares issuable pursuant to the exercise of outstanding stock options, 179,806 shares issuable pursuant to restricted stock units, and 59,015 shares issuable pursuant to performance-based stock units.
(3)	Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock units or performance-based stock units that convert to shares of common stock for no consideration.
(4)	Represents shares that are available for issuance pursuant to the Amended and Restated 2011 Incentive Award Plan. The shares available under the plan are reduced by 1.0 for each stock option awarded and by 1.5 for each restricted stock unit and performance-based unit awarded.

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

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock with the S&P 500 and the S&P 500 Consumer Discretionary (Industry Group, SP500-2550) for the period covering January 30, 2021 through the end of the Company’s fiscal year ended January 31, 2026. The graph assumes an investment of $100 made at the closing of trading on January 30, 2021 in (i) the Company’s common stock, (ii) the stocks comprising the S&P 500, and (iii) the stocks comprising the S&P 500 Consumer Discretionary (Industry Group, SP500-2550). All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$250
$200
$150
$100
$50
$0
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25
Jan-26
Ulta
S&P 500
S&P Consumer Discretionary

	Fiscal year ended
	January 30,	January 29,	January 28,	February 3,	February 1,	January 31,
Company / Index	2021	2022	2023	2024	2025	2026
Ulta Beauty	$100.00	$128.26	$180.75	$180.63	$147.32	$231.40
S&P 500	100.00	119.32	109.59	133.50	162.63	186.82
S&P 500 Consumer Discretionary	100.00	105.27	86.43	120.38	156.58	158.51

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional hair care products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for the shopping experience. Based on our consumer insights research, we estimate there are approximately 140 million beauty enthusiasts in the U.S. We believe our strategy provides us with competitive advantages that have contributed to our financial performance.

Today, our U.S. operations (“Ulta U.S.”) make us the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skin care, bath and body products, hair care, salon styling tools, wellness products, and salon services. In addition to our U.S. operations, we are expanding our presence internationally through our subsidiary, Space NK, a luxury beauty retailer operating in the U.K. and Ireland, our joint venture in Mexico, and our franchise in the Middle East.

Key points of strategic differentiation include: a differentiated assortment of established and emerging brands across a variety of categories and price points; our convenient omnichannel footprint, offering products through our stores, delivering immersive and personalized experiences through our digital platforms, and providing the Ulta Beauty experience internationally through our partnerships; our best-in-class loyalty program that enables members to earn points for products and beauty services and provides us with a deep understanding of our customers and their preferences; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

The continued growth of our business and any future increases in net sales, net income, and cash flows is dependent on our ability to execute our strategic priorities across three foundational focus areas, as outlined in our Ulta Beauty Unleashed strategy: 1) Drive Core Business Growth through operational excellence and an elevated go-to-market approach; 2) Scale New, Accretive Businesses by capitalizing on key growth opportunities to ensure relevancy in a rapidly changing world; and 3) Align Our Foundation for Future Success by optimizing our ways of working, streamlining our cost structure, and cultivating an engaging, associate-centered culture. Ulta U.S. operates in the large and growing U.S. beauty products and salon services industry, and we believe our strong operating model, competitive advantages, and financial foundation, paired with our investments to drive our growth, position us to capture additional market share in the industry.

Comparable sales is a key metric that is monitored closely within the retail industry. Our comparable sales have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales, including general economic conditions, changes in merchandise strategy or mix, and timing and effectiveness of our marketing activities, among others.

Over the long term, our growth strategy is to drive profitable growth and market share leadership in beauty and wellness through growing our comparable sales, expanding omnichannel capabilities, and opening new stores. Long-term operating profit is expected to increase as a result of our efforts to drive revenue growth, leverage fixed costs, increase operating efficiencies, and grow other revenue, partially offset by incremental investments to enhance the guest experience, people, assortment, advertising, and depreciation.

Current Trends

Industry trends

The overall U.S. beauty market expanded in 2024 and 2025, supported by ongoing consumer engagement with and resilience in the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains in the U.S. beauty category over the long term.

Impact of inflation and other macroeconomic trends

Persistent inflationary and macroeconomic pressures have impacted consumer spending habits broadly. The continuation of inflationary and macroeconomic pressures could impact our ability to grow sales and maintain historical profitability levels. In addition, inflation could cause the interest rates on any debt to remain at an elevated level or increase.

Basis of presentation

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the guest, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as we consider ourselves a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes private label and co-branded credit card programs, deferred revenue related to the loyalty program and gift card breakage, and royalties.

Comparable sales reflect sales for stores and e-commerce platforms beginning on the first day of the 14th month of operation. Therefore, a store is included in our comparable store base on the first day of the period after one year of operations plus the initial one-month grand opening period. Non-comparable store sales include sales from new stores that have not yet completed their 13th month of operation and stores that were closed for part or all of the period in either year. Remodeled stores are included in comparable sales unless the store was closed for a portion of the current or prior period. Comparable sales include retail sales, salon services, and e-commerce. In fiscal years with 53 weeks, the 53rd week of comparable sales is included in the calculation. In the year following a 53-week year, the prior year period is shifted by one week to compare similar calendar weeks. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

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

Interest income represents interest from cash equivalents, which includes highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facilities. Our credit facility interest rates are based on a variable rate structure which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal and foreign statutory tax rates and the weighted average state statutory tax rate for the states in which we operate stores.

Equity net loss of affiliate represents our proportionate share of net loss from equity method investees.

Results of operations

Our fiscal years are the 52- or 53-week periods ending on the Saturday closest to January 31 each year. The Company’s fiscal years ended January 31, 2026 (fiscal 2025), February 1, 2025 (fiscal 2024), and February 3, 2024 (fiscal 2023) were 52-, 52-, and 53-week years, respectively.

The following tables present the components of our consolidated results of operations for the periods indicated:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(Dollars in thousands)	2026	2025	2024
Net sales	$12,392,820	$11,295,654	$11,207,303
Cost of sales	7,547,596	6,908,401	6,826,203
Gross profit	4,845,224	4,387,253	4,381,100

Selling, general and administrative expenses	3,296,411	2,808,592	2,694,561
Pre-opening expenses	15,821	13,689	8,510
Operating income	1,532,992	1,564,972	1,678,029
Interest expense (income), net	1,787	(15,094)	(17,622)
Income before income taxes and equity net loss of affiliate	1,531,205	1,580,066	1,695,651
Income tax expense	373,869	378,948	404,646
Income before equity net loss of affiliate	1,157,336	1,201,118	1,291,005
Equity net loss of affiliate	3,857	—	—
Net income	$1,153,479	$1,201,118	$1,291,005

Other operating data:
Number of stores end of period (1)	1,591	1,445	1,385
Comparable sales	5.4%	0.7%	5.7%
(1)	Includes 1,505 Ulta Beauty stores located in the U.S. and 86 Space NK stores located in the U.K. and Ireland as of January 31, 2026.

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(Percentage of net sales)	2026	2025	2024
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9%	61.2%	60.9%
Gross profit	39.1%	38.8%	39.1%

Selling, general and administrative expenses	26.6%	24.9%	24.0%
Pre-opening expenses	0.1%	0.1%	0.1%
Operating income	12.4%	13.9%	15.0%
Interest expense (income), net	0.0%	(0.1%)	(0.2%)
Income before income taxes and equity net loss of affiliate	12.4%	14.0%	15.1%
Income tax expense	3.0%	3.4%	3.6%
Income before equity net loss of affiliate	9.3%	10.6%	11.5%
Equity net loss of affiliate	0.0%	0.0%	0.0%
Net income	9.3%	10.6%	11.5%

Fiscal year 2025 versus fiscal year 2024

Net sales

Net sales increased $1.1 billion, or 9.7%, to $12.4 billion in fiscal 2025 compared to $11.3 billion in fiscal 2024. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and sales from new stores. The total comparable sales increase of 5.4% in fiscal 2025 was driven by a 3.3% increase in average ticket and a 2.0% increase in transactions. The total comparable sales increase in fiscal 2024 was 0.7%.

Gross profit

Gross profit increased $458.0 million, or 10.4%, to $4.8 billion in fiscal 2025 compared to $4.4 billion in fiscal 2024. Gross profit as a percentage of net sales increased to 39.1% in fiscal 2025 compared to 38.8% in fiscal 2024. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin, partially offset by adverse channel mix, deleverage of other revenue, and deleverage of store fixed expenses.

Selling, general and administrative expenses

SG&A expenses increased $487.8 million, or 17.4%, to $3.3 billion in fiscal 2025 compared to $2.8 billion in fiscal 2024. As a percentage of net sales, SG&A expenses increased to 26.6% in fiscal 2025 compared to 24.9% in fiscal 2024. The deleverage of SG&A expenses was primarily due to higher incentive compensation, higher store payroll and benefits, higher corporate overhead primarily due to strategic investments, and higher store expenses.

Pre-opening expenses

Pre-opening expenses increased $2.1 million, or 15.6%, to $15.8 million in fiscal 2025 compared to $13.7 million in fiscal 2024.

Interest expense (income), net

Net interest expense was $1.8 million in fiscal 2025 compared to $15.1 million of net interest income in fiscal 2024. The increase in interest expense was primarily due to increased borrowings on our credit facilities in fiscal 2025. As of January 31, 2026, we had $62.3 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025.

Income tax expense

Income tax expense of $373.9 million in fiscal 2025 represented an effective tax rate of 24.5%, compared to fiscal 2024 income tax expense of $378.9 million and an effective tax rate of 24.0%.

Equity net loss of affiliate

Equity net loss of affiliate was $3.9 million in fiscal 2025 related to our joint venture in Mexico.

Net income

Net income decreased $47.6 million to $1.15 billion in fiscal 2025 compared to $1.20 billion in fiscal 2024. The decrease in net income was primarily due to a $487.8 million increase in SG&A expenses, a $16.9 million increase in net interest expense, a $3.9 million increase in equity net loss of affiliate, and a $2.1 million increase in pre-opening expenses, partially offset by a $458.0 million increase in gross profit and a $5.1 million decrease in income taxes.

Fiscal year 2024 versus fiscal year 2023

Net sales

Net sales increased $88.4 million, or 0.8%, to $11.3 billion in fiscal 2024 compared to $11.2 billion in fiscal 2023. The net sales increase was primarily due to new store performance, increased comparable sales, and an increase of $3.7 million in other revenue, partially offset by the benefit of an extra week of sales in fiscal 2023. Net sales for the 53rd week of fiscal 2023 were approximately $181.9 million. The total comparable sales increase of 0.7% in fiscal 2024 was driven by a 1.1% increase in average ticket and a 0.4% decrease in transactions. The total comparable sales increase in fiscal 2023 was 5.7%.

Gross profit

Gross profit increased $6.2 million, or 0.1%, to $4.39 billion in fiscal 2024, compared to $4.38 billion in fiscal 2023. Gross profit as a percentage of net sales decreased to 38.8% in fiscal 2024 compared to 39.1% in fiscal 2023. The decrease in gross profit margin was primarily due to lower merchandise margin, deleverage of store fixed costs, and higher supply chain costs, partially offset by lower inventory shrink and favorable channel mix.

Selling, general and administrative expenses

SG&A expenses increased $114.0 million, or 4.2%, to $2.8 billion in fiscal 2024 compared to $2.7 billion in fiscal 2023. As a percentage of net sales, SG&A expenses increased to 24.9% in fiscal 2024 compared to 24.0% in fiscal 2023. The deleverage of SG&A expenses was primarily due to deleverage of store payroll and benefits, corporate overhead due to strategic investments, and store expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses increased $5.2 million, or 60.9%, to $13.7 million in fiscal 2024 compared to $8.5 million in fiscal 2023.

Interest income, net

Net interest income was $15.1 million in fiscal 2024 compared to $17.6 million in fiscal 2023, due to lower average cash balances. We did not have any outstanding borrowings on our credit facilities as of February 1, 2025 and February 3, 2024.

Income tax expense

Income tax expense of $378.9 million in fiscal 2024 represented an effective tax rate of 24.0%, compared to fiscal 2023 income tax expense of $404.6 million and an effective tax rate of 23.9%.

Net income

Net income decreased $89.9 million to $1.2 billion in fiscal 2024 compared to $1.3 billion in fiscal 2023. The decrease in net income was primarily due to a $114.0 million increase in SG&A expenses and a $5.2 million increase in pre-opening expenses, partially offset by a $25.7 million decrease in income taxes and a $6.2 million increase in gross profit.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facilities. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of January 31, 2026 and February 1, 2025, we had cash and cash equivalents of $424.2 million and $703.2 million, respectively.

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

The following table summarizes contractual cash requirements as of January 31, 2026:

		Less Than	1 to 3	3 to 5	More than 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$2,634,677	$400,875	$806,417	$590,053	$837,332
Purchase obligations	12,000	12,000	—	—	—
Total (2)	$2,646,677	$412,875	$806,417	$590,053	$837,332
(1)	These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets as operating lease liabilities. Also included are legally binding minimum lease payments for leases signed but not yet commenced of $128.4 million, which are excluded from operating lease liabilities shown on our consolidated balance sheets.
(2)	The unrecognized tax benefit of $9.0 million as of January 31, 2026 is excluded due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Purchase obligations reflect legally binding agreements entered into by the Company to purchase goods or services. The amount of purchase obligations relates to commitments for products and services and other goods and service contracts entered into as of January 31, 2026. Excluded from purchase obligations are normal purchases and contracts entered into in the ordinary course of business.

Cash flows

We believe our ability to generate substantial cash from operating activities and readily secure financing at competitive rates are key strengths that give us significant flexibility to meet our short and long-term financial commitments.

The following table presents a summary of our cash flows during the last three years:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Net cash provided by operating activities	$1,502,780	$1,338,605	$1,476,266
Net cash used in investing activities	(931,346)	(383,089)	(441,425)
Net cash used in financing activities	(850,666)	(1,018,909)	(1,006,124)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in fiscal 2025 compared to fiscal 2024 is mainly due to a lower increase in merchandise inventories in fiscal 2025 and timing of accrued liabilities and deferred revenue.

Merchandise inventories, net were $2.2 billion at January 31, 2026, compared to $2.0 billion at February 1, 2025, representing an increase of $212.9 million or 10.8%. The increase in total inventory is primarily due to new brand launches, the acquisition of Space NK, and the addition of new Ulta Beauty stores in the U.S.

The decrease in net cash provided by operating activities in fiscal 2024 compared to fiscal 2023 is mainly due to the decrease in net income, a larger increase in merchandise inventories in fiscal 2024, and timing of deferred income taxes, prepaid expenses and other current assets, accrued liabilities, accounts payable, and deferred revenue.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investment activities for capital expenditures were $434.8 million during fiscal 2025, compared to $374.5 million during fiscal 2024. Purchases of short-term investments were $70.0 million during fiscal 2025 and consisted of certificates of deposit with maturities of three to twelve months from the date of purchase.

The increase in net cash used in investing activities in fiscal 2025 relative to fiscal 2024 was primarily due to the acquisition of Space NK in the second quarter of fiscal 2025.

The decrease in net cash used in investing activities in fiscal 2024 relative to fiscal 2023 was primarily due to less capital expenditures for information technology systems and supply chain, partially offset by more capital expenditures for new, remodeled, and relocated stores compared to fiscal 2023.

Capital expenditures

The following table presents a summary of our consolidated store activities during the last three years:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Stores opened	67	66	33
Stores remodeled	42	41	18
Stores relocated	6	2	7

During fiscal 2025, the average investment required to open a new Ulta Beauty store in the U.S. was approximately $2.4 million, which included capital investment net of landlord contributions, pre-opening expenses, and initial inventory net of payables.

Capital expenditures were $434.8 million, $374.5 million, and $435.3 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures. We expect capital expenditures will not be greater than $450 million in fiscal 2026 and will primarily be used to fund our new, remodeled, and relocated stores and strategic priorities, including investments in information technology systems and supply chain optimization.

Financing activities

Financing activities include share repurchases, borrowings and repayments under our revolving credit facilities, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The decrease in net cash used in financing activities in fiscal 2025 relative to fiscal 2024 was primarily due to a decrease in share repurchases.

The increase in net cash used in financing activities in fiscal 2024 relative to fiscal 2023 was primarily due to an increase in share repurchases.

As of January 31, 2026, we had $62.3 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of February 1, 2025 or February 3, 2024.

Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2.0 billion of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from an earlier share repurchase program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In March 2024, the Board of Directors authorized a share repurchase program (the March 2024 Share Repurchase Program) pursuant to which the Company could repurchase up to $2.0 billion of the Company’s common stock. The March 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts under the 2022 Share Repurchase Program. The March 2024 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

In October 2024, the Board of Directors authorized a share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3.0 billion of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts under the March 2024 Share Repurchase Program. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(Dollars in millions)	2026	2025	2024
Shares repurchased	1,999,633	2,489,367	2,173,431
Total cost of shares repurchased	$898.5	$1,023.5	$1,009.3

Credit facilities

On August 27, 2025, we entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the “Loan Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50.0 million subfacility for letters of credit. The Loan Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 whenever availability under the Loan Agreement falls below the specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability. The unused line fee is 0.25% to 0.375% per annum. As of January 31, 2026 and February 1, 2025, there were no borrowings outstanding under the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the “Facility Agreement”) with National Westminster Bank plc, providing up to £40.0 million for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10.0 million with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of January 31, 2026, there was $62.3 million outstanding under the Facility Agreement.

As of January 31, 2026, we were in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection, and disclosure of these estimates and assumptions with the Audit Committee.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves. Adjustments to earnings resulting from revisions to management’s estimates of the inventory reserves have been insignificant during fiscal 2025, 2024, and 2023. An increase or decrease in the lower of cost or net realizable value reserve of 10% would not have a material impact on our operating income for fiscal 2025. An increase or decrease in the shrink rate included in the shrink reserve calculation of 10% would not have a material impact on our operating income for fiscal 2025.

Vendor allowances

The majority of cash consideration received from a vendor is considered to be a reduction of the cost of the related products and is reflected in cost of sales in our consolidated statements of income as the related products are sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendors’ products. We estimate the amount recorded as a reduction of inventory at the end of each period based on a detailed analysis of inventory turns and management’s analysis of the facts and circumstances of the various contractual agreements with vendors. We record cash consideration expected to be received from vendors in receivables. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory. An increase or decrease in inventory turns of five basis points would not have a material impact on our operating income for fiscal 2025.

Impairment of long-lived tangible assets

We review long-lived tangible assets for impairment quarterly or more frequently if events or circumstances indicate these assets might be impaired. Assets are primarily reviewed at the store level, which is the lowest level for which cash flows can be identified. Significant estimates are used in determining future operating results of each store over its remaining lease term. An impairment loss would be recorded if the carrying amount of the long-lived asset exceeds its fair value. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No impairment charges were recognized in fiscal 2025, 2024, or 2023.

Impairment of goodwill and other intangible assets

We review goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate these assets might be impaired. An impairment loss would be recorded if the carrying amount of goodwill or other intangible assets exceeds their respective fair value. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our impairment charges. No impairment charges were recognized in fiscal 2025, 2024, or 2023.

Loyalty program

We maintain a customer loyalty program, Ulta Beauty Rewards®, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate is evaluated each reporting period. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate.

Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during fiscal 2025, 2024, and 2023. An increase or decrease in the estimated redemption rate of 5% would not have a material impact on our operating income in fiscal 2025.

Income taxes

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

Business combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires judgment. For the valuation of indefinite-lived intangible assets acquired in a business combination, the Company typically uses the relief from royalty method, which utilizes the present value of the after-tax royalty savings attributable to owning the intangible assets as opposed to paying a third party for its use. The significant assumptions used to estimate the fair values of intangible assets include projected revenues, discount rate, remaining useful life, and estimated royalty rate. Although the Company believes its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the intangible assets acquired.

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could increase or decrease, or the acquired asset could be impaired.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We continually monitor these risks and may develop strategies to manage them. We do not hold or issue financial instruments for trading purposes.

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on our borrowings is based upon variable rates. As of January 31, 2026, there was $62.3 million outstanding under our credit facilities. We did not have any outstanding borrowings under our credit facilities as of February 1, 2025 or February 3, 2024.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risks primarily through our foreign subsidiaries. The currency effects of translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive income and will not be recognized in the statement of income until there is a liquidation or sale of foreign subsidiaries.

Item 8.   Financial Statements and Supplementary Data

ULTA BEAUTY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ulta Beauty, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

March 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ulta Beauty, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ulta Beauty, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ulta Beauty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Space NK, which is included in the 2025 consolidated financial statements of the Company and constituted 4% of total assets as of January 31, 2026. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Space NK.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January  31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 26, 2026

Ulta Beauty, Inc.

Consolidated Balance Sheets

	January 31,	February 1,
(In thousands, except per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$424,243	$703,201
Short-term investments	70,000	—
Receivables, net	296,217	223,334
Merchandise inventories, net	2,181,127	1,968,214
Prepaid expenses and other current assets	169,361	129,113
Prepaid income taxes	3,198	4,946
Total current assets	3,144,146	3,028,808

Property and equipment, net	1,434,062	1,239,295
Operating lease assets	1,813,074	1,609,870
Goodwill	226,421	10,870
Other intangible assets, net	203,288	204
Deferred compensation plan assets	53,391	47,951
Other long-term assets	124,912	64,695
Total assets	$6,999,294	$6,001,693

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$685,887	$563,761
Accrued liabilities	551,380	380,241
Deferred revenue	582,378	500,585
Current operating lease liabilities	306,671	288,114
Accrued income taxes	35,739	46,777
Short-term debt	62,287	—
Total current liabilities	2,224,342	1,779,478

Non-current operating lease liabilities	1,813,103	1,635,120
Deferred income taxes	98,766	42,593
Other long-term liabilities	59,632	56,149
Total liabilities	4,195,843	3,513,340

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 45,048 and 46,809 shares issued; 44,166 and 45,965 shares outstanding; at January 31, 2026 and February 1, 2025, respectively	450	468
Treasury stock-common, at cost	(120,442)	(106,793)
Additional paid-in capital	1,182,754	1,120,769
Retained earnings	1,736,929	1,473,909
Accumulated other comprehensive income	3,760	—
Total stockholders’ equity	2,803,451	2,488,353
Total liabilities and stockholders’ equity	$6,999,294	$6,001,693

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands, except per share data)	2026	2025	2024
Net sales	$12,392,820	$11,295,654	$11,207,303
Cost of sales	7,547,596	6,908,401	6,826,203
Gross profit	4,845,224	4,387,253	4,381,100

Selling, general and administrative expenses	3,296,411	2,808,592	2,694,561
Pre-opening expenses	15,821	13,689	8,510
Operating income	1,532,992	1,564,972	1,678,029
Interest expense (income), net	1,787	(15,094)	(17,622)
Income before income taxes and equity net loss of affiliate	1,531,205	1,580,066	1,695,651
Income tax expense	373,869	378,948	404,646
Income before equity net loss of affiliate	1,157,336	1,201,118	1,291,005
Equity net loss of affiliate	3,857	—	—
Net income	$1,153,479	$1,201,118	$1,291,005

Net income per common share:
Basic	$25.72	$25.44	$26.18
Diluted	$25.64	$25.34	$26.03

Weighted average common shares outstanding:
Basic	44,842	47,207	49,304
Diluted	44,991	47,404	49,596

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Net income	$1,153,479	$1,201,118	$1,291,005
Other comprehensive income:
Foreign currency translation adjustments	3,760	—	—
Comprehensive income	$1,157,239	$1,201,118	$1,291,005

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Operating activities
Net income	$1,153,479	$1,201,118	$1,291,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,772	267,042	243,840
Non-cash lease expense	351,281	310,636	332,754
Deferred income taxes	(3,238)	(43,328)	30,575
Stock-based compensation expense	37,426	42,787	48,246
Loss on disposal of property and equipment	10,998	11,566	11,419
Equity net loss of affiliate	3,857	—	—
Change in operating assets and liabilities:
Receivables	(71,375)	(15,395)	(8,517)
Merchandise inventories	(135,801)	(226,078)	(138,685)
Prepaid expenses and other current assets	(25,607)	(13,515)	14,648
Income taxes	(9,199)	34,772	45,367
Accounts payable	89,061	30,297	(20,873)
Accrued liabilities	108,201	6,303	(62,238)
Deferred revenue	73,358	63,994	41,914
Operating lease liabilities	(352,836)	(333,835)	(338,105)
Other assets and liabilities	(27,597)	2,241	(15,084)
Net cash provided by operating activities	1,502,780	1,338,605	1,476,266

Investing activities
Purchases of short-term investments	(70,000)	—	—
Capital expenditures	(434,829)	(374,458)	(435,267)
Acquisitions, net of cash acquired	(386,813)	—	—
Other investments	(39,704)	(8,631)	(6,158)
Net cash used in investing activities	(931,346)	(383,089)	(441,425)

Financing activities
Borrowings from short-term debt	2,214,888	199,700	195,400
Payments on short-term debt	(2,182,316)	(199,700)	(195,400)
Repurchase of common shares	(901,388)	(1,003,328)	(995,738)
Stock options exercised	32,562	12,339	12,176
Purchase of treasury shares	(13,649)	(23,761)	(22,562)
Debt issuance costs	(763)	(4,159)	—
Net cash used in financing activities	(850,666)	(1,018,909)	(1,006,124)

Effect of exchange rate changes on cash and cash equivalents	274	—	—
Net (decrease) increase in cash and cash equivalents	(278,958)	(63,393)	28,717
Cash and cash equivalents at beginning of year	703,201	766,594	737,877
Cash and cash equivalents at end of year	$424,243	$703,201	$766,594

Supplemental information
Cash paid for interest	$9,673	$4,159	$3,327
Income taxes paid, net of refunds	381,812	386,059	328,215
Non-cash investing and financing activities:
Non-cash capital expenditures	34,655	22,561	61,757
Repurchase of common shares in accrued liabilities	4,058	14,967	4,297

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance – January 28, 2023	51,120	$511	(756)	$(60,470)	$1,023,997	$995,773	$—	$1,959,811
Net income	—	—	—	—	—	1,291,005	—	1,291,005
Stock-based compensation	—	—	—	—	48,246	—	—	48,246
Stock options exercised and other awards	176	2	—	—	12,174	—	—	12,176
Purchase of treasury shares	—	—	(43)	(22,562)	—	—	—	(22,562)
Repurchase of common shares, including excise tax	(2,173)	(22)	—	—	(9,313)	(1,000,013)	—	(1,009,348)
Balance – February 3, 2024	49,123	$491	(799)	$(83,032)	$1,075,104	$1,286,765	$—	$2,279,328
Net income	—	—	—	—	—	1,201,118	—	1,201,118
Stock-based compensation	—	—	—	—	42,787	—	—	42,787
Stock options exercised and other awards	175	2	—	—	12,337	—	—	12,339
Purchase of treasury shares	—	—	(45)	(23,761)	—	—	—	(23,761)
Repurchase of common shares, including excise tax	(2,489)	(25)	—	—	(9,459)	(1,013,974)	—	(1,023,458)
Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$—	$2,488,353
Net income	—	—	—	—	—	1,153,479	—	1,153,479
Stock-based compensation	—	—	—	—	37,426	—	—	37,426
Foreign currency translation adjustments	—	—	—	—	—	—	3,760	3,760
Stock options exercised and other awards	239	2	—	—	32,560	—	—	32,562
Purchase of treasury shares	—	—	(38)	(13,649)	—	—	—	(13,649)
Repurchase of common shares, including excise tax	(2,000)	(20)	—	—	(8,001)	(890,459)	—	(898,480)
Balance – January 31, 2026	45,048	$450	(882)	$(120,442)	$1,182,754	$1,736,929	$3,760	$2,803,451

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

As of January 31, 2026, the Company operated 1,591 stores worldwide: 1,505 Ulta Beauty stores in the U.S. located in 50 states, 84 Space NK stores located in the United Kingdom (U.K.), and 2 Space NK stores located in Ireland.

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce.

2.   Summary of significant accounting policies

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31 each year. The Company’s fiscal years ended January 31, 2026 (fiscal 2025), February 1, 2025 (fiscal 2024), and February 3, 2024 (fiscal 2023) were 52-, 52-, and 53- week years, respectively.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The Company considers its accounting policies relating to inventory valuations, vendor allowances, impairment of long-lived tangible and right-of-use assets, impairment of goodwill and other intangible assets, loyalty program, income taxes, and business combinations to be the most significant accounting policies that involve management estimates and judgments. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

	January 31,	February 1,
(In thousands)	2026	2025
Cash (1)	$311,192	$611,252
Short-term investments	15,000	—
Receivables from third-party financial institutions for credit card and debit card transactions	98,051	91,949
Cash and cash equivalents	$424,243	$703,201
(1)	Includes restricted cash of $2,299, which consists of UB MarketplaceTM proceeds held for payment due to third-party sellers as of January 31, 2026.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates fair value due to the short maturities of these instruments. As of January 31, 2026, we had $62,287 outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of
February 1, 2025.

The Company utilizes fair value measurements in the calculation of long-lived asset, goodwill and other intangible asset impairments (see Note 14, “Fair value measurements”).

Receivables

Receivables primarily include amounts due from vendors for allowances, amounts due from third-party gift card providers, and royalties and other credit card amounts. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the diversity of vendors comprising the Company’s vendor base. The Company performs ongoing credit evaluations of its vendors and evaluates the collectability of its receivables based on the length of time the receivable is past due and historical experience.

	January 31,	February 1,
(In thousands)	2026	2025
Vendor allowances	$157,278	$145,341
Gift card	68,778	14,695
Royalties and other credit card	22,101	23,723
Other	48,697	40,977
Allowance for doubtful accounts	(637)	(1,402)
Receivables, net	$296,217	$223,334

Vendor allowances

The Company receives consideration from vendors for advertising, markdown allowances, purchase volume discounts and rebates, reimbursement for defective merchandise, and certain selling and display expenses. A majority of all vendor allowances are recorded as a reduction of the vendor’s product cost and recognized in cost of sales as the product is sold.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes costs incurred to purchase and distribute goods. Inventory cost also includes vendor allowances related to co-op advertising, markdowns, and volume discounts. The Company maintains an inventory reserve for lower of cost or net realizable value and shrink. The inventory reserve was $44,054 and $40,003 as of January 31, 2026 and February 1, 2025, respectively.

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

Cloud computing arrangements

Cloud computing arrangements (software-as-a-service contracts) and related implementation costs that are capitalized are amortized on a straight-line basis over the contract term (up to 5 years). These amounts are classified within prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets.

Business combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires judgment. For the valuation of indefinite-lived intangible assets acquired in a business combination, the Company typically uses the relief from royalty method, which utilizes the present value of the after-tax royalty savings attributable to owning the intangible assets as opposed to paying a third party for its use. The significant assumptions used to estimate the fair values of intangible assets include projected revenues, discount rate, remaining useful life, and estimated royalty rate. Although the Company believes its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the intangible assets acquired.

The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, adjustments may be recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in initial estimates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Impairment of long-lived tangible and right-of-use assets

The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group identified is at the store level and includes both property and equipment and operating lease assets.

Significant estimates are used to determine the future cash flows of each store over its remaining lease term, including expectations for projected revenues and operating expenses. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.

Long-lived tangible and right-of-use assets are reviewed for impairment quarterly or more frequently if events or circumstances indicate these assets might be impaired. An undiscounted cash flow analysis is performed over the asset group. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. The Company’s forecast of future cash flows is based on the income approach. The fair value of individual right-of-use assets is determined under the market approach using estimated market rent assessments based on broker quotes.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is tested for impairment at the reporting unit level, which is an operating segment or a level below an operating segment (a component). A component is a reporting unit if the component constitutes a business for which discrete financial information and operating results are available and management regularly reviews that information. However, the Company aggregates two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics and the other aggregation requirements are met.

To review goodwill at a reporting unit for impairment, the Company generally elects to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors include macroeconomic, industry or market conditions, cost factors, or financial performance. If the Company elects not to perform a qualitative assessment or concludes from the assessment of qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative test is performed to evaluate goodwill impairment.

To perform a quantitative test, the Company estimates the fair value of the reporting unit and compares that amount to the reporting unit's carrying value. The Company typically calculates the fair value by using a combination of a market approach and an income approach that is based on a discounted cash flow model. The assumptions used in the market approach generally include benchmark company market multiples and the assumptions used in the income approach generally include the projected cash flows of the reporting unit, which are based on projected revenue growth rates and operating margins, the estimated weighted average cost of capital, working capital and terminal value. The Company uses inputs and assumptions it believes are consistent with those a hypothetical marketplace participant would use. Goodwill impairment (if any) is recognized as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Other intangible assets

Intangible assets with definite lives are amortized over their useful lives. The recoverability of definite-lived intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. This analysis is dependent upon a number of uncertain factors described below and is typically performed in conjunction with the goodwill impairment analysis discussed above and is similar to the analysis performed at acquisition.

The fair value of the Company’s trademarks is principally determined by the relief from royalty approach that assumes the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method includes assumptions regarding revenue growth rates, royalty rates, risk-adjusted discount rates and future economic and market conditions. If an annual or interim analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life.

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

Leases with an initial term of 12 months or less (short-term leases) are not recorded on the consolidated balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company subleases certain real estate to third parties for stores with excess square footage space. The Company does not separate lease and non-lease components (e.g., common area maintenance).

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As there are no outstanding borrowings under the Company’s U.S. credit facility, this rate is estimated based on prevailing market conditions, comparable company and credit analysis, and judgment. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract (see Note 9, “Leases”).

Loyalty program

The Company maintains a loyalty program, Ulta Beauty Rewards®, which allows members to earn points based on purchases of merchandise or services. Points earned are valid for at least one year. The loyalty program represents a material right to the customer and points may be redeemed on future products and services. Revenue from the loyalty program is recognized when the members redeem points or points expire. The Company defers revenue related to points earned that have not yet been redeemed. The amount of deferred revenue includes estimates for the standalone selling price of points earned by members and the percentage of points expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The standalone selling price of points earned and the estimated redemption rate are evaluated each reporting period. When a guest redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of income.

Credit cards

The Company has agreements (the Agreements) with third parties to provide guests with private label credit cards and/or co-branded credit cards (collectively, the Credit Cards). The private label credit card can be used at any store location and online, and the co-branded credit card can be used anywhere the co-branded card is accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. The Company’s performance obligation is to maintain the Ulta Beauty Rewards® loyalty program as only guests enrolled in the loyalty program can apply for the Credit Cards. Loyalty members earn points through purchases at Ulta Beauty, Ulta Beauty at Target, and anywhere the co-branded credit card is accepted.

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

Gift card program

The Company records a contract liability for gift card sales which will be redeemed in the future within deferred revenue on the consolidated balance sheets and recognized in net sales when the gift card is redeemed for products or services. Gift cards do not expire and do not include service fees that decrease guest balances. The Company maintains historical data related to gift card transactions sold and redeemed over a significant time frame. Gift card breakage (amounts not expected to be redeemed) is recognized to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Estimated gift card breakage revenue is recognized over time in proportion to actual gift card redemptions. Gift card breakage revenue was $26,973, $24,293, and $22,606 in fiscal 2025, 2024, and 2023, respectively.

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to the guest, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a guest;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, each performance obligation is satisfied.

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue.

Revenue from merchandise sales at retail stores is recognized at the point of sale, net of estimated returns. Revenue from e-commerce merchandise sales is recognized upon shipment to the guest or guest pickup of the merchandise based on meeting the transfer of control criteria, net of estimated returns. Salon services revenue is recognized at the time the service is provided to the guest. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to e-commerce sales at the time control of the merchandise passes to the guest, which is at the time of shipment or guest pickup. The Company provides refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state sales tax. Company coupons and other incentives are recorded as a reduction of net sales at the point of sale.

Advertising

Advertising costs primarily consist of print, digital and social media, television, and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs. Costs related to advertising are expensed in the period the related promotional event occurs.

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Advertising expense, net	$490,980	$431,455	$422,779
Advertising expense, net as a percentage of net sales	4.0%	3.8%	3.8%

Prepaid advertising costs included in prepaid expenses and other current assets on the consolidated balance sheets were $8,877 and $7,830 as of January 31, 2026 and February 1, 2025, respectively.

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

Stock-based compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. Stock-based compensation expense was $37,426, $42,787, and $48,246 in fiscal 2025, 2024, and 2023, respectively (see Note 15, “Stock-based compensation”).

Insurance expense

The Company has insurance programs with third party insurers for employee health, workers compensation, and general liability, among others, to limit the Company’s liability exposure. The insurance programs are premium based and include retentions, deductibles, and stop loss coverage. Current stop loss coverage per claim is $750 for employee health claims, $350 for general liability claims, and $350 for workers’ compensation claims. The Company makes collateral and premium payments during the plan year and accrues expenses in the event additional premium is due from the Company based on actual claim results. UB Insurance, Inc., an Arizona-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiaries of the Company premiums to insure certain liability exposures. Pursuant to Arizona insurance regulations, UB Insurance, Inc. maintains certain levels of cash and cash equivalents related to its liability exposures.

Net income per common share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share includes dilutive common stock equivalents, using the treasury stock method (see Note 16, “Net income per common share”).

Foreign currency

Assets and liabilities recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates throughout the year.

Other comprehensive income

Other comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net income and recognized within accumulated other comprehensive income or loss as a component of equity, which consists primarily of foreign currency translation adjustments.

Recently adopted accounting pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this ASU in fiscal 2025 (see Note 12, “Income taxes”).

Recent accounting pronouncements not yet adopted

Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures. This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and SG&A and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation, and amortization. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and disclosures.

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments should be applied on a prospective transition basis to financial statements issued for reporting periods after the effective date of the update, on a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or on a retrospective transition basis to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adopting ASU 2025-06 on the consolidated financial statements.

Interim Reporting (Topic 270)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides enhancements and clarifications to interim disclosure requirements and the applicability of Accounting Standards Codification (“ASC”) Topic 270 – Interim Reporting. The amendments establish a comprehensive listing of required interim disclosures and improve navigability and consistency in interim reporting. The ASU also introduces a new disclosure principle that requires entities to disclose events occurring after the end of the most recent annual period that have a material impact on the entity. Additionally, the amendments clarify the types of interim financial statements subject to GAAP (including condensed statements) and provide presentation and content requirements for interim periods. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-11 on the consolidated financial statements and related disclosures.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The amendments are effective for interim and annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-12 on the consolidated financial statements and related disclosures.

3. Acquisitions

On July 10, 2025, the Company acquired 100% ownership in Space NK Limited (“Space NK”), a luxury beauty retailer operating in the U.K. and Ireland. The acquisition was funded with cash on hand and borrowings under the Company’s existing credit facility. The acquisition is not material to the Company’s consolidated financial statements.

Purchase Price Allocation

The Company recorded the assets acquired and liabilities assumed in the acquisition at their estimated fair value on July 10, 2025 of $17,416, along with goodwill of $381,736, in accordance with ASC Topic 805, “Business Combinations.” Since the acquisition date, the Company recorded adjustments to the purchase price allocation to recognize an increase in total assets of $319,657 and an increase in total liabilities of $151,719, with a corresponding net decrease in goodwill of $167,938. The purchase price allocation was finalized as of January 31, 2026.

The allocation of the purchase price consideration to the estimated fair value of the assets acquired and liabilities assumed on July 10, 2025 is as follows:

(In thousands)
Cash and cash equivalents	$12,339
Merchandise inventories, net	75,575
Property and equipment, net	58,705
Operating lease assets	107,014
Other intangible assets, net	201,635
Other assets (1)	16,178
Accounts payable	(40,605)
Accrued liabilities	(45,697)
Operating lease liabilities	(101,995)
Deferred income taxes	(58,928)
Other liabilities (2)	(38,867)
Estimated fair value excluding goodwill	185,354
Goodwill	213,798
Net assets acquired	$399,152
(1)	Includes amounts primarily related to receivables and prepaid expenses and other currents assets on the consolidated balance sheets.

(2)	Includes amounts primarily related to deferred revenue, short-term debt, and other long-term liabilities on the consolidated balance sheets.

Transaction costs related to the acquisition of Space NK were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income.

The results of operations of Space NK are included in the consolidated financial statements since the date of the acquisition.

4.   Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue primarily includes other revenue sources such as the private label and co-branded credit card programs, deferred revenue related to the loyalty program and gift card breakage, and royalties.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(Percentage of net sales)	2026	2025	2024
Cosmetics	38%	39%	41%
Skincare and wellness	24%	23%	22%
Haircare	19%	19%	20%
Fragrance	13%	13%	11%
Services	4%	4%	4%
Other	2%	2%	2%
	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed loyalty points and unredeemed gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during fiscal 2025 and 2024:

	Fiscal Year Ended
	January 31,	February 1,
(In thousands)	2026	2025
Beginning balance	$492,907	$428,788
Additions to contract liabilities (1)	414,137	362,563
Deductions to contract liabilities (2)	(333,009)	(298,444)
Ending balance	$574,035	$492,907
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $8,343 and $7,678 at January 31, 2026 and February 1, 2025, respectively.

5.   Prepaid expenses and other assets

Prepaid expenses and other current assets consist of the following:

	January 31,	February 1,
(In thousands)	2026	2025
Cloud computing costs (1)	$44,797	$29,175
Prepaid supplies	44,381	45,408
Prepaid maintenance	15,760	12,164
Prepaid advertising	8,877	7,830
Other	55,546	34,536
Prepaid expenses and other current assets	$169,361	$129,113

Other long-term assets consist of the following:

	January 31,	February 1,
(In thousands)	2026	2025
Cloud computing costs (1)	$63,510	$39,338
Other	61,402	25,357
Other long-term assets	$124,912	$64,695
(1)	Expense related to cloud computing arrangements was $154,822, $125,696, and $101,062 in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, and was included in SG&A expenses in the consolidated statements of income.

6.   Property and equipment

Property and equipment consists of the following:

	January 31,	February 1,
(In thousands)	2026	2025
Equipment and fixtures	$1,509,563	$1,388,173
Leasehold improvements	1,138,981	1,041,179
Electronic equipment and software	1,065,998	882,933
Construction-in-progress	132,769	80,841
	3,847,311	3,393,126
Less: accumulated depreciation and amortization	(2,413,249)	(2,153,831)
Property and equipment, net	$1,434,062	$1,239,295

7.  Goodwill

The changes in the carrying amounts of goodwill during fiscal 2025 and 2024 were as follows:

	January 31,	February 1,
(In thousands)	2026	2025
Beginning balance	$10,870	$10,870
Acquisitions	213,798	—
Effect of exchange rate changes	1,753	—
Ending balance	$226,421	$10,870

The Company recognized goodwill of $213,798 during fiscal 2025 related to the acquisition of Space NK (see Note 3, “Acquisitions”).

8.   Other intangible assets

Other intangible assets consists of the following:

		January 31, 2026			February 1, 2025
	Weighted-average	Gross			Gross
	remaining useful	carrying	Accumulated		carrying	Accumulated
(In thousands)	life in years	value	amortization	Net	value	amortization	Net
Definite-lived
Developed technology	—	$5,506	$(5,506)	$—	$5,506	$(5,302)	$204
Indefinite-lived
Trade name/trademark	—	201,635	—	201,635	—	—	—
Effect of exchange rate changes	—	1,653	—	1,653	—	—	—
Indefinite-lived		203,288	—	203,288	—	—	—
Other intangible assets, net		$208,794	$(5,506)	$203,288	$5,506	$(5,302)	$204

Amortization expense related to definite-lived intangible assets was $204, $306, and $889 in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

9. Leases

The Company leases retail stores, distribution centers, fast fulfillment center, market fulfillment centers, corporate offices, and certain equipment under non-cancelable operating leases with various expiration dates through 2041. All leases are classified as operating leases and generally have initial lease terms of 10 years and, when determined applicable, include renewal options under substantially the same terms and conditions as the original leases. Leases do not contain any material residual value guarantees or material restrictive covenants.

The following table presents supplemental balance sheet information, the weighted-average remaining lease term, and discount rate for operating leases:

		January 31,	February 1,
(In thousands)	Classification on the Balance Sheet	2026	2025
Right-of-use assets	Operating lease assets	$1,813,074	$1,609,870

Current lease liabilities	Current operating lease liabilities	$306,671	$288,114
Non-current lease liabilities	Non-current operating lease liabilities	1,813,103	1,635,120
Total lease liabilities		$2,119,774	$1,923,234

Weighted-average remaining lease term		6.9 years	6.7 years
Weighted-average discount rate		4.6%	4.2%

Lease cost

The following table presents the components of lease cost for operating leases:

		Fiscal Year Ended
		January 31,	February 1,	February 3,
(In thousands)	Classification on the Statement of Income	2026	2025	2024
Operating lease cost	Cost of sales (1)	$387,016	$355,241	$344,600
Variable lease cost	Cost of sales	102,544	90,095	88,381
Short-term lease cost	SG&A expenses	1,491	1,415	1,451
Sublease income	Net sales	(974)	(975)	(1,672)
Total lease cost		$490,077	$445,776	$432,760
(1)	The majority of operating lease cost relates to retail stores, distribution centers, fast fulfillment center, and market fulfillment centers and is classified within cost of sales. Operating lease cost for corporate offices is classified within the SG&A expenses. Operating lease cost from the control date through store opening date is classified within pre-opening expenses.

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Cash paid for operating lease liabilities (1)	$438,807	$413,299	$396,573
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	553,735	345,976	346,021
(1)	Excludes $50,153, $40,742, and $39,654 related to cash received for tenant incentives as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

Maturity of lease liabilities

The following table presents maturities of operating lease liabilities:

Fiscal year	(In thousands)
2026	$396,067
2027	423,980
2028	358,715
2029	303,610
2030	262,224
2031 and thereafter	761,636
Total lease payments	$2,506,232
Less: imputed interest	(386,458)
Present value of operating lease liabilities	$2,119,774

Operating lease payments exclude $128,445 of legally binding minimum lease payments for leases signed but not yet commenced.

10.   Commitments and contingencies

Contractual obligations – As of January 31, 2026, the Company had various non-cancelable obligations of $12,000 primarily due to commitments made to a third party for products and services for our strategic investments related to supply chain optimization and information technology systems. A majority of these agreements are due within three years and are recorded as liabilities when the goods are received or the services are rendered. Payments under these agreements were $49,000 in fiscal 2025.

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

11.   Accrued liabilities

Accrued liabilities consist of the following:

	January 31,	February 1,
(In thousands)	2026	2025
Accrued payroll, bonus, and employee benefits	$248,938	$148,527
Accrued taxes	75,071	60,716
Accrued advertising	53,547	46,610
Accrued capital expenditures	33,884	13,598
Other accrued liabilities	139,940	110,790
Accrued liabilities	$551,380	$380,241

12.   Income taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Current:
Federal	$299,515	$348,450	$308,656
Foreign	3,901	—	—
State	72,089	73,826	65,415
Total current	375,505	422,276	374,071
Deferred:
Federal	2,137	(31,407)	27,391
Foreign	508	—	—
State	(4,281)	(11,921)	3,184
Total deferred	(1,636)	(43,328)	30,575
Provision for income taxes	$373,869	$378,948	$404,646

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, prospectively for periods beginning after December 31, 2024. The following table presents a reconciliation of the U.S. federal statutory tax rate to the effective income tax rate for fiscal 2025 (after adoption of ASU 2023-09):

	Fiscal Year Ended
	January 31,
(In thousands)	2026
Federal statutory tax rate	$320,743	21.0%
State and local income taxes, net of federal income tax effect (a)	50,136	3.3%
Foreign tax effects	2,519	0.2%
Effect of cross-border tax laws	—	0.0%
Tax credits	(8,586)	(0.6%)
Nontaxable or nondeductible items	5,596	0.4%
Changes in unrecognized tax benefits	3,432	0.2%
Other adjustments	29	0.0%
Effective tax rate	$373,869	24.5%
(a)	State and local income taxes in California, Illinois, New York, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

The following table provides the disclosures required before adopting ASU 2023-09 and reconciles the U.S. federal statutory tax rate to our effective income tax rate:

	Fiscal year ended
	February 1,	February 3,
	2025	2024
Federal statutory rate	21.0%	21.0%
State effective rate, net of federal tax benefit	3.1%	3.2%
Executive compensation limitation	0.3%	0.3%
Excess deduction of stock compensation	(0.3%)	(0.4%)
Other	(0.1%)	(0.2%)
Effective tax rate	24.0%	23.9%

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which, among other things, introduced a 15% corporate alternative minimum tax on book income of certain large corporations and created a 1% excise tax on net share repurchases. The corporate alternative minimum tax was effective beginning in fiscal 2024 and did not have a material impact on the consolidated financial statements. The excise tax applies to share repurchases made after December 31, 2022.

On July 4, 2025, the U.S. enacted new tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which included changes in tax laws that affect recorded deferred tax assets and deferred tax liabilities as well as the Company's effective tax rate. The Company applied the reinstatement of 100% bonus depreciation provision for assets placed in service after January 19, 2025, and restored the full expensing of qualifying domestic research and development expenditures in the Company’s income tax provision for the period ended January 31, 2026. This did not result in a material impact to the consolidated financial statements or effective tax rate.

Significant components of deferred tax assets and liabilities are as follows:

	January 31,	February 1,
(In thousands)	2026	2025
Deferred tax assets:
Operating lease liability	$516,617	$492,729
Accrued liabilities	62,510	49,626
Reserves not currently deductible	56,296	50,362
Employee benefits	33,267	33,111
Inventory valuation	12,126	4,168
Credit carryforwards	648	390
NOL carryforwards	164	197
Other	1,800	—
Total gross deferred tax assets	683,428	630,583
Valuation allowance	(3,005)	—
Deferred tax assets:	680,423	630,583
Deferred tax liabilities:
Operating lease asset	659,202	623,622
Intangibles	50,285	—
Property and equipment	26,804	8,286
Prepaid expenses	26,537	22,299
Receivables not currently includable	15,878	17,895
Other	483	1,074
Deferred tax liabilities	779,189	673,176
Net deferred tax liability	$(98,766)	$(42,593)

At January 31, 2026, the Company had $820 of credit carryforwards for state income tax purposes that expire between 2026 and 2039. The Company had $41 of state net operating loss (NOL) carryforwards that expire by 2038 and $117 of state NOL carryforwards that do not expire. The Company also had $184 of federal NOL carryforwards that do not expire.

The Company recorded a valuation allowance of $3,005 related to Space NK operations.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10. The reserve for uncertain tax positions was $8,983 and $5,220 at January 31, 2026 and February 1, 2025, respectively, which represents the best estimate of the potential liability. A reconciliation of unrecognized tax benefits, excluding interest and penalties, is as follows:

	January 31,	February 1,
(In thousands)	2026	2025
Beginning balance	$5,220	$4,060
Increase due to a prior year tax position	4,065	1,188
Decrease due to a prior year tax position	(302)	(28)
Ending balance	$8,983	$5,220

Income tax-related interest was $1,113 for fiscal 2025 and insignificant for fiscal 2024.

The Company files tax returns in the U.S. federal and state jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2022 and is no longer subject to examinations by state authorities before 2021.

The following is a schedule of cash paid for income taxes:

January 31,
(In thousands)	2026
Federal	$311,400
State:
California	20,536
New Jersey	9,902
Other	35,559
Foreign	4,415
Income taxes paid, net of refunds	$381,812

13.   Debt

On August 27, 2025, the Company entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the “Loan Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50,000 subfacility for letters of credit. The Loan Agreement requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0 whenever availability under the Loan Agreement falls below the specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability. The unused line fee is 0.25% to 0.375% per annum. As of January 31, 2026 and February 1, 2025, there were no borrowings outstanding under the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the “Facility Agreement”) with National Westminster Bank plc, providing up to £40,000 for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10,000 with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and this facility includes an unused line fee of 0.60% per annum. As of January 31, 2026, there was $62,287 outstanding under the Facility Agreement.

As of January 31, 2026, the Company was in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analyses of goodwill, other intangible assets, and long-lived tangible assets. These involve fair value measurements on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.

The fair value of other intangible assets, net was valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the intangible assets as opposed to paying a third party for its use. The fair value measurement was based on significant unobservable inputs (level 3) developed using company-specific information. The key assumptions in applying the relief from royalty method include the applicable projected revenues, discount rate, remaining useful life, and estimated royalty rate.

As of January 31, 2026 and February 1, 2025, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $42,470 and $43,117, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

15.  Stock-based compensation

The Company’s equity incentive plan was adopted in order to attract and retain personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the business.

The Amended and Restated 2011 Incentive Award Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights, stock payments, deferred stock, and cash-based awards to employees, consultants, and directors. Unless provided otherwise by the administrator of the plan, options vest ratably over four years at the rate of 25% per year from the date of grant and must be exercised within ten years. Options are granted with the exercise price equal to the fair value of the underlying stock on the date of grant. As of January 31, 2026, the plan reserves for the issuance upon grant or exercise of awards up to 1,781 shares of common stock.

The following table presents information related to stock-based compensation:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Stock options	$8,089	$9,188	$7,429
Restricted stock units	21,481	19,863	19,724
Performance-based restricted stock units	7,856	13,736	21,093
Total stock-based compensation expense	$37,426	$42,787	$48,246

Cash received from stock option exercises	$32,562	$12,339	$12,176
Income tax benefit	$63	$4,891	$7,167

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

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Volatility rate	34.0%	33.0%	45.0%
Average risk-free interest rate	3.9%	4.4%	3.8%
Average expected life (in years)	3.4	3.5	3.4
Dividend yield	—	—	—

The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the United States Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected life represents the time the options granted are expected to be outstanding. The expected life of options granted is derived from historical data on Company stock option exercises. Forfeitures of stock options are estimated at the grant date based on historical rates of stock option activity and reduce the stock-based compensation expense recognized. The Company does not currently pay a regular dividend.

The following table presents information related to common stock options:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands, except weighted-average grant date fair value)	2026	2025	2024
Weighted-average grant date fair value	$377.73	$157.66	$199.15
Fair value of options vested	6,612	7,992	7,169
Intrinsic value of options exercised	32,212	12,673	15,509

At January 31, 2026, there was approximately $14,195 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two and a half years.

A summary of stock option activity is presented in the following table (shares in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Beginning of year	299	$349.12	307	$303.47	324	$260.34
Granted	144	377.73	56	522.88	42	541.39
Exercised	(133)	245.14	(52)	239.61	(54)	223.59
Forfeited/Expired	(20)	410.76	(12)	465.19	(5)	382.48
End of year	290	$405.98	299	$349.12	307	$303.47
Exercisable at end of year	97	$377.10	188	$270.15	154	$264.87
Vested and Expected to vest	278	$405.27	292	$345.55	297	$302.05

The following table presents information related to stock options outstanding and stock options exercisable at January 31, 2026 based on ranges of exercise prices (shares in thousands):

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining			remaining
		contractual	Weighted-		contractual	Weighted-
	Number of	life	average	Number of	life	average
Range of Exercise Prices	options	(years)	exercise price	options	(years)	exercise price
$174.45 – $174.45	6	4	$174.45	6	4	$174.45
$174.46 – $281.53	13	1	266.31	13	1	266.31
$281.54 – $306.59	18	2	306.59	18	2	306.59
$306.60 – $348.73	21	4	347.00	15	1	348.73
$348.74 – $395.84	137	8	372.41	19	3	395.84
$395.85 – $545.67	95	6	521.70	26	5	533.35
$174.45 – $545.67	290	6	$405.98	97	3	$377.10

The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2026 was $70,290 and $26,283, respectively. The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2026 was $647.36 per share.

Restricted stock units

Restricted stock units (RSUs) are granted to certain employees and directors. Employee grants generally cliff vest after three years and director grants cliff vest after one year. The grant date fair value of RSUs is based on the closing market price of shares of the Company’s common stock on the date of grant. RSUs are expensed on a straight-line basis over the requisite service period. Forfeitures of RSUs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 31, 2026, unrecognized stock-based compensation expense related to RSUs was $41,129. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one and a half years.

A summary of RSU activity is presented in the following table (shares in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	125	$472.36	140	$408.86	221	$264.08
Granted	122	395.40	54	497.25	50	518.45
Vested	(46)	401.76	(50)	322.03	(122)	191.76
Forfeited	(24)	432.72	(19)	471.41	(9)	408.21
End of year	177	$443.02	125	$472.36	140	$408.86
Expected to vest	164	$443.02	116	$472.36	130	$408.86

Performance-based restricted stock units

Performance-based restricted stock units (PBSs) are granted to certain employees. PBSs cliff vest after three years based upon achievement of pre-established net sales and earnings before tax goals for each of the first two years. The performance is then subject to a three-year total shareholder return modifier. The grant date fair value of the PBSs is measured using a Monte Carlo simulation.

PBSs are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no stock-based compensation expense is recognized and any previously recognized stock-based compensation expense is reversed. Forfeitures of PBSs are estimated at the grant date based on historical rates of stock award activity and reduce the stock-based compensation expense recognized. At January 31, 2026, unrecognized stock-based compensation expense related to PBSs was $3,984. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.

A summary of PBS activity is presented in the following table (shares in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
		Weighted-		Weighted-		Weighted-
	Number of	average grant	Number of	average grant	Number of	average grant
	units	date fair value	units	date fair value	units	date fair value
Beginning of year	93	$488.16	106	$407.03	76	$347.89
Granted	3	507.73	37	522.88	33	542.33
Change in performance award payout	30	395.84	34	306.59	—	—
Vested	(61)	332.12	(74)	306.59	—	—
Forfeited	(6)	529.61	(10)	476.01	(3)	403.60
End of year	59	$530.45	93	$488.16	106	$407.03
Expected to vest	55	$530.45	86	$488.16	98	$407.03

The number of PBSs granted is based on achieving the targeted performance goals as defined in the PBS agreements. As of January 31, 2026, the maximum number of units that could vest under the provisions of the agreements was 118.

16.   Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	Fiscal year ended
	January 31,	February 1,	February 3,
(In thousands, except per share data)	2026	2025	2024
Numerator:
Net income	$1,153,479	$1,201,118	$1,291,005

Denominator:
Weighted-average common shares – Basic	44,842	47,207	49,304
Dilutive effect of stock options and non-vested shares	149	197	292
Weighted-average common shares – Diluted	44,991	47,404	49,596

Net income per common share:
Basic	$25.72	$25.44	$26.18
Diluted	$25.64	$25.34	$26.03

The denominator for diluted net income per common share for fiscal years 2025, 2024, and 2023 excludes 164, 197, and 138 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

17.   Employee benefit plans

The Company provides a 401(k) retirement plan covering all U.S. associates who qualify as to age and length of service. The plan is funded through employee contributions and a Company match of 100% of the first 3% of eligible compensation and an additional 50% match for the next 2% of eligible compensation. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
401(k) plan match	$29,245	$26,015	$24,533

The Company also has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under qualified defined contribution plans. The plan is funded through employee contributions and a Company match of 100% of the first 3% of salary. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. Total expense recorded under this plan is included in SG&A expenses in the consolidated statements of income and was insignificant during fiscal 2025, 2024, and 2023.

Amounts included in the consolidated balance sheets related to the deferred compensation plan were as follows:

	January 31,	February 1,
(In thousands)	2026	2025
Deferred compensation plan assets	$53,391	$47,951
Deferred compensation plan liability	42,470	43,117

18.   Share repurchase program

In March 2022, the Board of Directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which the Company could repurchase up to $2,000,000 of the Company’s common stock. The 2022 Share Repurchase Program revoked the previously authorized but unused amounts from an earlier share repurchase program. The 2022 Share Repurchase Program did not have an expiration date but provided for suspension or discontinuation at any time.

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

A summary of common stock repurchase activity is presented in the following table:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Shares repurchased	2,000	2,489	2,173
Total cost of shares repurchased	$898,480	$1,023,458	$1,009,348

19. Segment reporting

The Company operates specialty beauty retail stores selling cosmetics, fragrance, skincare products, haircare products, wellness products, and services. Nearly every store features a full-service salon. The Company has one operating segment and one reportable segment, both of which include retail stores, salon services, and e-commerce.

The Company’s President and Chief Executive Officer operates as the chief operating decision maker (“CODM”) and evaluates performance based on net income that is reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s net sales are primarily generated within the United States and its long-lived assets are located primarily in the United States.

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

Within the reportable segment, there are significant expense categories regularly provided to the CODM and included in the measure of the segment’s net income as shown below:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
(In thousands)	2026	2025	2024
Net sales	$12,392,820	$11,295,654	$11,207,303
Less:
Cost of sales (1)	7,547,596	6,908,401	6,826,203
Associate expenses (2)	1,714,677	1,459,231	1,391,175
Advertising expense, net (3)	490,980	431,455	422,779
Pre-opening expenses	15,821	13,689	8,510
Other segment expenses (1) (4)	1,090,754	917,906	880,607
Interest expense (income), net	1,787	(15,094)	(17,622)
Income tax expense	373,869	378,948	404,646
Equity net loss of affiliate	3,857	—	—
Net income	$1,153,479	$1,201,118	$1,291,005

(1)	Included within cost of sales and other segment expenses is depreciation and amortization expense of $300,772, $267,042, and $243,840 is fiscal years 2025, 2024, and 2023, respectively, as described in Note 2, “Summary of significant accounting policies.”

(2)	Associate expenses include salaries, wages, bonus, and other forms of compensation related to associates as described in Note 2, “Summary of significant accounting policies.”

(3)	Advertising expense, net consists of print, digital and social media, and television and radio advertising, net of vendor income that is a reimbursement of specific, incremental, and identifiable costs as described in Note 2, “Summary of significant accounting policies.”

(4)	Other segment expenses include other corporate overhead and store operating expenses within SG&A expenses as described in Note 2, “Summary of significant accounting policies.”

Ulta Beauty, Inc.
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end
Description	of period	expenses	Deductions		of period
Fiscal 2025
Allowance for doubtful accounts	$1,402	$606	$(1,371)	(a)	$637
Inventory reserve	40,003	24,569	(20,518)		44,054
Fiscal 2024
Allowance for doubtful accounts	$635	$1,088	$(321)	(a)	$1,402
Inventory reserve	45,360	34,373	(39,730)		40,003
Fiscal 2023
Allowance for doubtful accounts	$1,076	$243	$(684)	(a)	$635
Inventory reserve	39,532	42,840	(37,012)		45,360
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on management’s evaluation as of January 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. During fiscal 2025, we acquired Space NK and have included their balances as of January 31, 2026 in our consolidated balance sheets and the results of their operations in our consolidated statements of income and comprehensive income. As permitted by the SEC, we elected to exclude this acquisition, which constituted approximately 4% of total assets as of January 31, 2026, from our assessment of internal control over financial reporting as of January 31, 2026. The inclusion of Space NK could cause changes to our internal controls over financial reporting in future periods.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO). Based on this evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of January 31, 2026. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of January 31, 2026 and has issued the attestation report included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the 13 weeks ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Rule 10b5-1 Plans

During the 13 weeks ended January 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Principal Accounting Officer

On March 26, 2026, the Board appointed Christopher Lialios, the Company’s Senior Vice President and Controller, to serve as the Company’s principal accounting officer. Mr. Lialios will continue to serve as the Company’s Senior Vice President and Controller in addition to his duties as the Company’s principal accounting officer. Christopher J. DelOrefice, the Company’s Chief Financial Officer, will continue to serve as the Company’s Chief Financial Officer as well as the Company’s principal financial officer.

Mr. Lialios, 61, has served as Senior Vice President and Controller of the Company since 2018, with responsibility for the Company’s financial reporting, internal controls, and accounting policy, except from June 2025 to December 2025, when Mr. Lialios served as the Company’s interim chief financial officer, principal financial officer, and principal accounting officer. Mr. Lialios joined Ulta Beauty in 1999 as assistant controller, where he led finance transformation efforts across the Company, and has held positions of increasing responsibility within the Company’s accounting and finance organization since that time. He is a Certified Public Accountant and holds a B.S. in Accounting from the University of Illinois Chicago and an M.B.A. from Webster University.

Effective March 26, 2026, Mr. Lialios’ annualized base salary will be $484,000 and his annual cash incentive target will be 50% of his base salary.

There are no arrangements or understandings between Mr. Lialios and any other person pursuant to which he was appointed. Mr. Lialios does not have any family relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Lialios has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Chief Executive Officer Option Award

On March 26, 2026, the Compensation Committee (the “Committee”) of the Board of Directors approved an award of performance-contingent stock options for Kecia L. Steelman, the Company’s President and Chief Executive Officer, consisting of an option to purchase 68,000 shares of our common stock (the “Option Award”), effective on March 31, 2026 (the “Grant Date”), which is subject to both achievement of stock price hurdles and a five (5)-year service vesting condition. The performance vesting must occur prior to March 30, 2031, and vesting is subject to Ms. Steelman’s continued employment with the Company through such date, except as described below. The exercise price for such Option Award will be set at the closing price of the Company’s common stock on the NASDAQ Global Select Market (the “Closing Stock Price”) on the Grant Date and the term of the Option Award is ten years from the Grant Date.

The Option Award will performance-vest in two tranches, each of which comprise half of the Option Award. Performance will be measured based on the compound annual growth rate (“CAGR”) of the Company’s Closing Stock Price from a base price calculated using the average Closing Stock Price over the 30 calendar days preceding the Grant Date. The first tranche and second tranche will performance-vest when the average Closing Stock Price (over any consecutive twenty (20)-trading day or thirty (30)-calendar day period) represents a CAGR of 8% and 18%, respectively, from the base price. Any earned portion of the Option Award will service-vest five years from the Grant Date and any unearned portion as of March 30, 2031 will be forfeited.

In the event of a change in control of the Company, any tranche of the Option Award that performance-vested prior to, or as of the occurrence of, such change in control will remain eligible to vest, subject to Ms. Steelman’s continued service through the end of the performance period. If no tranches of the Option Award have yet performance-vested as of the change in control, the first tranche will automatically performance-vest (subject to continued service-vesting conditions) and, if the change in control per share consideration is between the two stock price targets, a pro-rata portion of the second tranche of the Option Award will also performance-vest on an interpolated basis. If Ms. Steelman is terminated without “Cause” or for “Good Reason” (each as defined in the Company’s Executive Change in Control and Severance Plan, dated March 24, 2017) within twelve months following the change in control, the performance-vested portion of the Option Award will service-vest. In any case, no more than the two tranches of the Option Award will vest.

If Ms. Steelman is terminated without Cause thirty-six months or more after the Grant Date and prior to a change in control, any tranche of the Option Award that performance-vested prior to the date of such termination will vest and any unvested tranche will remain outstanding and eligible to vest upon attainment of the performance goal to the extent achieved during the five-year performance period. The Option Award is also eligible for pro-rated vesting upon a termination of employment due to death or disability, based on both performance and the duration of service during the performance period. Any vesting of the Option Award in connection with a termination of employment without Cause of for Good Reason during the performance period is subject to Ms. Steelman’s delivery and non-revocation of an effective general release of claims in favor of the Company and continued compliance with applicable restrictive covenants during Ms. Steelman’s employment and for a period of 12 months following such termination of employment.

The foregoing description of Ms. Steelman’s special incentive award does not purport to be a complete description and is qualified in its entirety by reference to the full text of an option agreement to be entered into between Ms. Steelman and the Company, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending May 2, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.” The information required by this item with respect to the members of our Board of Directors will be set forth in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC in advance of such meeting and is hereby incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this item will be set forth in the Proxy Statement to be filed with the SEC and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management will be included in the Proxy Statement to be filed with the SEC and is hereby incorporated by reference. The information required by this item with respect to compensation plans under which our equity securities are authorized for issuance as of January 31, 2026 is set forth in Item 5 of this Annual Report on Form 10-K under the caption “Securities authorized for issuance under equity compensation plans.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement to be filed with the SEC and is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item will be included under the caption “Corporate Governance – Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm – Fees to Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed as a part of this Form 10-K:

All other financial statement schedules required by Form 10-K have been omitted because they were inapplicable or otherwise not required under the instructions contained in Regulation S-X.

(b)   Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
4	Description of Ulta Beauty, Inc.’s Securities		10-K	4	001-33764	3/26/2024
10.1	Compensation Plan Agreement, dated as of January 27, 2017 between Ulta Salon, Cosmetics & Fragrance, Inc. and Ulta Beauty, Inc.*		8-K	10.1	001-33764	1/30/2017
10.2	Amendment No. 4 to Second Amended and Restated Loan Agreement, dated August 27, 2025, among Ulta Beauty, Inc., Ulta Salon, Cosmetics & Fragrance, Inc., the subsidiaries of Ulta Beauty signatory thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders (including a full conformed copy of the Second Amended and Restated Loan Agreement, as amended through Amendment No.4)		10-Q	10.2	001-33764	8/28/2025
10.3	Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		DEF 14A	Appendix A	001-33764	4/20/2016
10.4	Form of Restricted Stock Unit Award Agreement—Performance Shares under the 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/31/2015
10.5	Ulta Salon, Cosmetics & Fragrance, Inc. Non-qualified Deferred Compensation Plan*		10-K	10.17	001-33764	4/2/2009
10.6	Form of Option Agreement under the 2011 Incentive Award Plan*		10-K	10.13	001-33764	3/28/2017
10.7	Form of Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan*		10-K	10.14	001-33764	3/28/2017
10.8	Letter Agreement dated August 3, 2015 between Ulta Inc. and Jodi J. Caro*		10-K	10.15	001-33764	3/28/2017
10.9	Ulta Beauty, Inc. Executive Change in Control and Severance Plan*		10-K	10.16	001-33764	3/28/2017
10.10	New Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.1	001-33764	3/30/2021
10.11	New Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		8-K	10.2	001-33764	3/30/2021

			Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
10.12	Alternative Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.25	001-33764	3/25/2022
10.13	Alternative Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.26	001-33764	3/25/2022
10.14	Alternative Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.27	001-33764	3/25/2022
10.15	2023 Form of Restricted Stock Unit Award Agreement—PSUs—under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.20	001-33764	3/24/2023
10.16	2023 Form of Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.21	001-33764	3/24/2023
10.17	2023 Form of Restricted Stock Unit Award Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan*		10-K	10.22	001-33764	3/24/2023
10.18	2025 Form of Stock Option Agreement under the Amended and Restated 2011 Incentive Award Plan*		10-Q	10.1	001-33764	5/29/2025
10.19	Separation and Release Agreement between Ulta Inc. and Paula Oyibo*		10-Q	10.1	001-33764	8/28/2025
10.20	Letter Agreement dated October 8, 2025 between Ulta Inc. and Christopher DelOrefice*		10-Q	10.1	001-33764	12/4/2025
10.21	Ulta Beauty, Inc. Executive Severance Plan*		8-K	10.1	001-33764	12/18/2025
10.22	Letter Agreement dated February 26, 2025 between Ulta Inc. and Rene Cásares*	X
19	Ulta Beauty, Inc. Insider Trading Policy		10-K	19	001-33764	3/27/2025
21	List of Significant Subsidiaries	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit		Filed		Exhibit	File
Number	Description of document	Herewith	Form	Number	Number	Filing Date
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Ulta Beauty, Inc. Senior Leadership Clawback Policy		10-K	97	001-33764	3/26/2024
99

Proxy Statement for the 2026 Annual Meeting of Stockholders. To be filed with the SEC under Regulation 14A within 120 days after January 31, 2026 except to the extent specifically incorporated by reference, the Proxy Statement for the 2026 Annual Meeting of Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bolingbrook, State of Illinois, on March 26, 2026.

ULTA BEAUTY, INC.

By:	/s/ Christopher Lialios
Christopher Lialios
Senior Vice President Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Kecia L. Steelman	President and Chief Executive Officer	March 26, 2026
Kecia L. Steelman	and Director (Principal Executive Officer)

/s/ Christopher J. DelOrefice	Chief Financial Officer	March 26, 2026
Christopher J. DelOrefice	(Principal Financial Officer)

/s/ Christopher Lialios	Senior Vice President Controller	March 26, 2026
Christopher Lialios	(Principal Accounting Officer)

/s/ Martin Brok	Director	March 26, 2026
Martin Brok

/s/ Michelle L. Collins	Director	March 26, 2026
Michelle L. Collins

/s/ Kelly E. Garcia	Director	March 26, 2026
Kelly E. Garcia

/s/ Catherine Halligan	Director	March 26, 2026
Catherine Halligan

/s/ Stephenie Landry	Director	March 26, 2026
Stephenie Landry

/s/ Patricia A. Little	Director	March 26, 2026
Patricia A. Little

/s/ George Mrkonic	Director	March 26, 2026
George Mrkonic

/s/ Lorna E. Nagler	Non-Executive Chair of the Board of	March 26, 2026
Lorna E. Nagler	Directors

/s/ Heidi G. Petz	Director	March 26, 2026
Heidi G. Petz

/s/ Gisel Ruiz	Director	March 26, 2026
Gisel Ruiz

/s/ Michael C. Smith	Director	March 26, 2026
Michael C. Smith