Form 10-Q
period 2026-05-02
Ulta Beauty, Inc.
filed 2026-06-02
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2026

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 28, 2026 was 42,989,311 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	May 2,	January 31,	May 3,
(In thousands, except per share data)	2026	2026	2025
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$166,300	$424,243	$454,629
Short-term investments	55,000	70,000	—
Receivables, net	248,240	296,217	225,146
Merchandise inventories, net	2,386,417	2,181,127	2,121,519
Prepaid expenses and other current assets	165,647	169,361	138,396
Prepaid income taxes	—	3,198	—
Total current assets	3,021,604	3,144,146	2,939,690

Property and equipment, net	1,420,091	1,434,062	1,251,287
Operating lease assets	1,849,896	1,813,074	1,658,834
Goodwill	224,628	226,421	10,870
Other intangible assets, net	201,596	203,288	—
Deferred compensation plan assets	52,606	53,391	47,467
Other long-term assets	124,824	124,912	78,541
Total assets	$6,895,245	$6,999,294	$5,986,689

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$713,775	$685,887	$537,518
Accrued liabilities	462,065	551,380	346,960
Deferred revenue	541,199	582,378	462,843
Current operating lease liabilities	309,576	306,671	285,764
Accrued income taxes	132,565	35,739	130,765
Short-term debt	144,899	62,287	—
Total current liabilities	2,304,079	2,224,342	1,763,850

Non-current operating lease liabilities	1,847,968	1,813,103	1,689,439
Deferred income taxes	101,220	98,766	46,013
Other long-term liabilities	61,023	59,632	57,084
Total liabilities	4,314,290	4,195,843	3,556,386

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 44,149, 45,048, and 45,922 shares issued; 43,247, 44,166, and 45,042 shares outstanding; at May 2, 2026 (unaudited), January 31, 2026, and May 3, 2025 (unaudited), respectively	442	450	459
Treasury stock-common, at cost	(131,241)	(120,442)	(119,704)
Additional paid-in capital	1,189,256	1,182,754	1,129,309
Retained earnings	1,522,410	1,736,929	1,420,239
Accumulated other comprehensive income	88	3,760	—
Total stockholders’ equity	2,580,955	2,803,451	2,430,303
Total liabilities and stockholders’ equity	$6,895,245	$6,999,294	$5,986,689

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands, except per share data)	2026	2025
Net sales	$3,163,857	$2,848,367
Cost of sales	1,896,237	1,734,148
Gross profit	1,267,620	1,114,219

Selling, general and administrative expenses	814,699	710,613
Pre-opening expenses	4,665	1,829
Operating income	448,256	401,777
Interest income, net	(652)	(3,547)
Income before income taxes and equity net loss of affiliate	448,908	405,324
Income tax expense	106,860	99,644
Income before equity net loss of affiliate	342,048	305,680
Equity net loss of affiliate	1,579	628
Net income	$340,469	$305,052

Net income per common share:
Basic	$7.78	$6.72
Diluted	$7.74	$6.70

Weighted average common shares outstanding:
Basic	43,781	45,362
Diluted	43,964	45,508

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Net income	$340,469	$305,052
Other comprehensive income:
Foreign currency translation adjustments	(3,672)	—
Comprehensive income	$336,797	$305,052

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Operating activities
Net income	$340,469	$305,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,399	72,033
Non-cash lease expense	91,285	91,105
Deferred income taxes	2,939	3,420
Stock-based compensation expense	10,490	11,418
Loss on disposal of property and equipment	4,682	892
Equity net loss of affiliate	1,579	628
Change in operating assets and liabilities:
Receivables	47,959	(1,812)
Merchandise inventories	(206,014)	(153,305)
Prepaid expenses and other current assets	3,596	(9,283)
Income taxes	100,013	88,934
Accounts payable	21,757	(24,920)
Accrued liabilities	(112,354)	(32,716)
Deferred revenue	(41,097)	(37,742)
Operating lease liabilities	(90,459)	(88,100)
Other assets and liabilities	5,650	(5,583)
Net cash provided by operating activities	261,894	220,021

Investing activities
Proceeds from short-term investments	15,000	—
Capital expenditures	(58,276)	(79,031)
Other investments	(4,949)	(7,346)
Net cash used in investing activities	(48,225)	(86,377)

Financing activities
Borrowings from short-term debt	115,580	—
Payments on short-term debt	(32,252)	—
Repurchase of common shares	(545,304)	(369,786)
Stock options exercised	1,354	481
Purchase of treasury shares	(10,799)	(12,911)
Net cash used in financing activities	(471,421)	(382,216)

Effect of exchange rate changes on cash and cash equivalents	(191)	—
Net decrease in cash and cash equivalents	(257,943)	(248,572)
Cash and cash equivalents at beginning of period	424,243	703,201
Cash and cash equivalents at end of period	$166,300	$454,629

Supplemental information
Income taxes paid, net of refunds	$3,509	$7,016
Non-cash investing and financing activities:
Non-cash capital expenditures	49,036	28,370
Repurchase of common shares in accrued liabilities	13,750	3,913

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – February 1, 2025	46,809	$468	(844)	$(106,793)	$1,120,769	$1,473,909	$—	$2,488,353
Net income	—	—	—	—	—	305,052	—	305,052
Stock-based compensation	—	—	—	—	11,418	—	—	11,418
Stock options exercised and other awards	100	1	—	—	480	—	—	481
Purchase of treasury shares	—	—	(36)	(12,911)	—	—	—	(12,911)
Repurchase of common shares, including excise tax	(987)	(10)	—	—	(3,358)	(358,722)	—	(362,090)
Balance – May 3, 2025	45,922	$459	(880)	$(119,704)	$1,129,309	$1,420,239	$—	$2,430,303

Balance – January 31, 2026	45,048	$450	(882)	$(120,442)	$1,182,754	$1,736,929	$3,760	$2,803,451
Net income	—	—	—	—	—	340,469	—	340,469
Stock-based compensation	—	—	—	—	10,490	—	—	10,490
Foreign currency translation adjustments	—	—	—	—	—	—	(3,672)	(3,672)
Stock options exercised and other awards	59	1	—	—	1,353	—	—	1,354
Purchase of treasury shares	—	—	(20)	(10,799)	—	—	—	(10,799)
Repurchase of common shares, including excise tax	(958)	(9)	—	—	(5,341)	(554,988)	—	(560,338)
Balance – May 2, 2026	44,149	$442	(902)	$(131,241)	$1,189,256	$1,522,410	$88	$2,580,955

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

As of May 2, 2026, the Company operated 1,608 stores worldwide: 1,521 Ulta Beauty stores in the U.S. located in 50 states, 85 Space NK stores located in the United Kingdom (“U.K.”), and 2 Space NK stores located in Ireland.

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

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 weeks ended May 2, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2027, or for any other future interim period or for any future year.

These unaudited interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026. All amounts are stated in thousands, with the exception of per share amounts and the number of stores.

2.Summary of significant accounting policies

Information regarding significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended January 31, 2026. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31 each year. The first quarters of fiscal 2026 and 2025 ended on May 2, 2026 and May 3, 2025, respectively.

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

Recent accounting pronouncements not yet adopted

Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures. This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative (SG&A) expenses and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation, and amortization. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and disclosures.

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

3.Revenue

Net sales include retail stores and e-commerce merchandise sales as well as salon services and other revenue. Other revenue includes other revenue sources such as the private label and co-branded credit card programs, deferred revenue related to the loyalty program and gift card breakage, royalties, and commissions.

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended
	May 2,	May 3,
(Percentage of net sales)	2026	2025
Cosmetics	40%	40%
Skincare and wellness	24%	25%
Haircare	18%	18%
Fragrance	12%	11%
Services	4%	4%
Other	2%	2%
	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed loyalty points and unredeemed gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Beginning balance	$574,035	$492,907
Additions to contract liabilities (1)	167,485	164,054
Deductions to contract liabilities (2)	(209,956)	(201,701)
Ending balance	$531,564	$455,260
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $9,635 and $7,583 at May 2, 2026 and May 3, 2025, respectively.

4.Goodwill and other intangible assets

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The changes in the carrying amounts of goodwill during the 13 weeks ended May 2, 2026 and May 3, 2025 were as follows:

	May 2,	May 3,
(In thousands)	2026	2025
Beginning balance	$226,421	$10,870
Acquisitions	—	—
Effect of exchange rate changes	(1,793)	—
Ending balance	$224,628	$10,870

Other intangible assets

Intangible assets with definite lives are amortized over their useful lives. The recoverability of definite-lived intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. This analysis is dependent upon a number of uncertain factors and is typically performed in conjunction with the goodwill impairment analysis discussed above and is similar to the analysis performed at acquisition.

The changes in the carrying amounts of other intangible assets during the 13 weeks ended May 2, 2026 and May 3, 2025 were as follows:

	May 2,	May 3,
(In thousands)	2026	2025
Beginning balance	$203,288	$204
Acquisitions	—	—
Amortization	—	(204)
Effect of exchange rate changes	(1,692)	—
Ending balance	$201,596	$—

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Operating lease cost	$104,372	$93,466

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Cash paid for operating lease liabilities (1)	$115,473	$106,017
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	128,956	140,069
(1)	Excludes $13,418 and $15,782 related to cash received for tenant incentives for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.

6.Commitments and contingencies

The Company is involved in various legal proceedings that are incidental to the conduct of its business including both class action and single plaintiff litigation. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

7.Debt

On August 27, 2025, the Company entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the “Loan Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50,000 subfacility for letters of credit. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 whenever availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability. The unused line fee is 0.25% to 0.375% per annum. As of May 2, 2026, there was $102,000 outstanding under the Loan Agreement. The weighted average interest rate was 7.25% for the 13 weeks ended May 2, 2026. As of January 31, 2026 and May 3, 2025, there were no borrowings outstanding under the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK Limited (“Space NK”), maintains a multi-currency revolving credit facility (the “Facility Agreement”) with National Westminster Bank plc, providing up to £40,000 for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10,000 with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and this facility includes an unused line fee of 0.60% per annum. As of May 2, 2026 and January 31, 2026, there was $42,899 and $62,287, respectively, outstanding under the Facility Agreement.

As of May 2, 2026, the Company was in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

As of May 2, 2026, January 31, 2026, and May 3, 2025, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $43,358, $42,470, and $44,712, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	13 Weeks Ended
	May 2,	May 3,
	2026	2025
Volatility rate	34.0%	34.0%
Average risk-free interest rate	3.8%	3.9%
Average expected life (in years)	3.4	3.4
Dividend yield	—	—

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

The Company granted 108 and 129 stock options during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. Stock-based compensation expense for stock options was $1,774 and $3,039 for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. The weighted-average grant date fair value of these stock options was $153.72 and $107.99 for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. At May 2, 2026, there was approximately $28,606 of unrecognized stock-based compensation expense related to unvested stock options.

There were 77 and 99 restricted stock units issued during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. Stock-based compensation expense for restricted stock units was $6,630 and $5,346 for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. At May 2, 2026, there was approximately $71,932 of unrecognized stock-based compensation expense related to restricted stock units.

There were no performance-based restricted stock units issued during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. Stock-based compensation expense for performance-based restricted stock units was $1,851 and $3,033 for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. At May 2, 2026, there was approximately $3,013 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

There were 68 performance stock options issued during the 13 weeks ended May 2, 2026. Stock-based compensation expense for performance stock options was $235 for the 13 weeks ended May 2, 2026. At May 2, 2026, there was approximately $13,739 of unrecognized stock-based compensation expense related to performance stock options.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $106,860 for the 13 weeks ended May 2, 2026 represents an effective tax rate of 23.9%, compared to $99,644 of income tax expense representing an effective tax rate of 24.6% for the 13 weeks ended May 3, 2025. The lower effective tax rate is primarily due to the purchase of transferable federal tax credits. These federal tax credits were purchased at a negotiated discount, resulting in an income tax benefit recorded during the quarter.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended
	May 2,	May 3,
(In thousands, except per share data)	2026	2025
Numerator:
Net income	$340,469	$305,052

Denominator:
Weighted-average common shares – Basic	43,781	45,362
Dilutive effect of stock options and non-vested shares	183	146
Weighted-average common shares – Diluted	43,964	45,508

Net income per common share:
Basic	$7.78	$6.72
Diluted	$7.74	$6.70

The denominator for diluted net income per common share for the 13 weeks ended May 2, 2026 and May 3, 2025 excludes 277 and 354 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

12.Share repurchase program

In October 2024, the Board of Directors authorized a share repurchase program (the “October 2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $3,000,000 of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the share repurchase program that was authorized in March 2024. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Shares repurchased	958	987
Total cost of shares repurchased, including excise tax	$560,338	$362,090

13. Segment reporting

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce. Within the reportable segment, there are significant expense categories included in the measure of the segment’s net income as shown below:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Net sales	$3,163,857	$2,848,367
Less:
Cost of sales (1)	1,896,237	1,734,148
Associate expenses (2)	438,018	387,150
Advertising expense, net (3)	93,055	90,609
Pre-opening expenses	4,665	1,829
Other segment expenses (1) (4)	283,626	232,854
Interest income, net	(652)	(3,547)
Income tax expense	106,860	99,644
Equity net loss of affiliate	1,579	628
Net income	$340,469	$305,052

(1)	Included within cost of sales and other segment expenses is depreciation and amortization expense of $81,399 and $72,033 for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.
(2)	Associate expenses include salaries, wages, bonuses, and other forms of compensation related to associates.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, and capital resources and other financial and operating information. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, targets, strategies, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 31, 2026, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (“SEC”), and are accessible on the SEC's website at www.sec.gov.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in the following discussion to “we,” “us,” “our,” “Ulta Beauty,” the “Company” and similar references mean Ulta Beauty, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

Key points of strategic differentiation include: a differentiated assortment of established and emerging brands across a variety of categories and price points; our convenient omnichannel footprint, offering products and delivering immersive and personalized experiences through our stores and digital platforms, and providing the Ulta Beauty experience internationally through our partnerships; our best-in-class loyalty program that enables members to earn points for products and beauty services and provides us with a deep understanding of our customers and their preferences; and our ability to cultivate human connection with warm and welcoming guest experiences across all of our channels.

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

Current Trends

Industry trends

The overall U.S. beauty market expanded in 2025 and the first quarter of 2026, supported by ongoing consumer engagement with and resilience in the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains in the U.S. beauty category over the long term.

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

Interest income represents interest from cash equivalents, which includes highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facilities. Our credit facility interest rates are based on a variable rate structure, which can result in increased cost in periods of rising or elevated interest rates.

Income tax expense reflects the federal and foreign statutory tax rates and the weighted average state statutory tax rate for the states in which we operate stores.

Equity net loss of affiliate represents our proportionate share of net loss from equity method investees.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31 each year. The Company’s first quarters in fiscal 2026 and 2025 ended on May 2, 2026 and May 3, 2025, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended
	May 2,	May 3,
(Dollars in thousands)	2026	2025
Net sales	$3,163,857	$2,848,367
Cost of sales	1,896,237	1,734,148
Gross profit	1,267,620	1,114,219

Selling, general and administrative expenses	814,699	710,613
Pre-opening expenses	4,665	1,829
Operating income	448,256	401,777
Interest income, net	(652)	(3,547)
Income before income taxes and equity net loss of affiliate	448,908	405,324
Income tax expense	106,860	99,644
Income before equity net loss of affiliate	342,048	305,680
Equity net loss of affiliate	1,579	628
Net income	$340,469	$305,052

Other operating data:
Number of stores end of period (1)	1,608	1,451
Comparable sales	5.3%	2.9%
(1)	Includes 1,521 Ulta Beauty stores located in the U.S. and 87 Space NK stores located in the U.K. and Ireland as of May 2, 2026.

	13 Weeks Ended
	May 2,	May 3,
(Percentage of net sales)	2026	2025
Net sales	100.0%	100.0%
Cost of sales	59.9%	60.9%
Gross profit	40.1%	39.1%

Selling, general and administrative expenses	25.8%	24.9%
Pre-opening expenses	0.1%	0.1%
Operating income	14.2%	14.1%
Interest income, net	(0.0%)	(0.1%)
Income before income taxes and equity net loss of affiliate	14.2%	14.2%
Income tax expense	3.4%	3.5%
Income before equity net loss of affiliate	10.8%	10.7%
Equity net loss of affiliate	0.0%	0.0%
Net income	10.8%	10.7%

Comparison of 13 weeks ended May 2, 2026 to 13 weeks ended May 3, 2025

Net sales

Net sales increased $315.5 million, or 11.1%, to $3.2 billion for the 13 weeks ended May 2, 2026, compared to $2.8 billion for the 13 weeks ended May 3, 2025. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and sales from new stores. The total comparable sales increase of 5.3% for the 13 weeks ended

May 2, 2026 was driven by a 3.7% increase in average ticket and a 1.6% increase in transactions. The total comparable sales increase for the 13 weeks ended May 3, 2025 was 2.9%.

Gross profit

Gross profit increased $153.4 million, or 13.8%, to $1.3 billion for the 13 weeks ended May 2, 2026, compared to $1.1 billion for the 13 weeks ended May 3, 2025. Gross profit as a percentage of net sales increased to 40.1% for the 13 weeks ended May 2, 2026 compared to 39.1% for the 13 weeks ended May 3, 2025. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $104.1 million, or 14.6%, to $814.7 million for the 13 weeks ended May 2, 2026, compared to $710.6 million for the 13 weeks ended May 3, 2025, primarily due to the acquisition of Space NK. SG&A expenses as a percentage of net sales increased to 25.8% for the 13 weeks ended May 2, 2026 compared to 24.9% for the 13 weeks ended May 3, 2025, primarily due to deleverage of corporate overhead due to strategic enterprise investments and store expenses, partially offset by leverage of advertising expenses.

Pre-opening expenses

Pre-opening expenses were $4.7 million for the 13 weeks ended May 2, 2026 compared to $1.8 million for the 13 weeks ended May 3, 2025.

Interest income, net

Interest income, net was $0.7 million for the 13 weeks ended May 2, 2026 compared to $3.5 million for the 13 weeks ended May 3, 2025. As of May 2, 2026, we had $144.9 million outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of May 3, 2025.

Income tax expense

Income tax expense of $106.9 million for the 13 weeks ended May 2, 2026 represents an effective tax rate of 23.9%, compared to $99.6 million of income tax expense representing an effective tax rate of 24.6% for the 13 weeks ended May 3, 2025. The lower income tax rate is primarily due to the purchase of transferable federal tax credits. These federal tax credits were purchased at a negotiated discount, resulting in an income tax benefit recorded during the quarter.

Equity net loss of affiliate

Equity net loss of affiliate was $1.6 million for the 13 weeks ended May 2, 2026 compared to $0.6 million for the 13 weeks ended May 3, 2025, related to our joint venture in Mexico.

Net income

Net income was $340.5 million for the 13 weeks ended May 2, 2026, compared to $305.1 million for the 13 weeks ended May 3, 2025. The increase in net income is primarily related to the $153.4 million increase in gross profit, partially offset by the $104.1 million increase in SG&A expenses, the $7.2 million increase in income tax expense, and the $2.9 million decrease in interest income, net.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facilities. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of May 2, 2026, January 31, 2026, and May 3, 2025, we had cash and cash equivalents of $166.3 million, $424.2 million, and $454.6 million, respectively.

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

The following table presents a summary of our cash flows:

	13 Weeks Ended
	May 2,	May 3,
(In thousands)	2026	2025
Net cash provided by operating activities	$261,894	$220,021
Net cash used in investing activities	(48,225)	(86,377)
Net cash used in financing activities	(471,421)	(382,216)
Effect of exchange rate changes on cash and cash equivalents	(191)	—
Net decrease in cash and cash equivalents	$(257,943)	$(248,572)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was mainly due to the increase in net income and the timing of accounts payable, accounts receivable, and prepaid expenses and other current assets, partially offset by a larger increase in merchandise inventories in the first quarter of fiscal 2026.

Merchandise inventories, net were $2.4 billion at May 2, 2026, compared to $2.1 billion at May 3, 2025, representing an increase of $264.9 million or 12.5%. The increase in total inventory is primarily due to new brand launches, the acquisition of Space NK, and the addition of new Ulta Beauty stores in the U.S.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $58.3 million during the 13 weeks ended May 2, 2026 compared to $79.0 million during the 13 weeks ended May 3, 2025.

The following table presents a summary of consolidated store activities:

	13 Weeks Ended
	May 2,	May 3,
	2026	2025
Stores opened	19	6
Stores remodeled	–	4
Stores relocated	2	2

The decrease in net cash used in investing activities in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to lower capital expenditures for supply chain and merchandising fixtures and proceeds from short-term investments.

Our future investments will depend primarily on the number of new, remodeled, and relocated stores, information technology systems investments, and supply chain investments that we undertake and the timing of these expenditures. Based on past performance and current expectations, we believe our sources of liquidity will be sufficient to fund future capital expenditures.

Financing activities

Financing activities include share repurchases, borrowing and repayment of our revolving credit facilities, and capital stock transactions. Purchases of treasury shares represent the fair value of common shares repurchased from plan participants in connection with shares withheld to satisfy minimum statutory tax obligations upon the vesting of restricted stock.

The increase in net cash used in financing activities in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to an increase in share repurchases.

As of May 2, 2026 and January 31, 2026, we had $144.9 million and $62.3 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of May 3, 2025.

Share repurchase program

In October 2024, the Board of Directors authorized a share repurchase program (the “October 2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $3.0 billion of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts from the share repurchase program that was authorized in March 2024. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	13 Weeks Ended
	May 2,	May 3,
(Dollars in millions)	2026	2025
Shares repurchased	958,323	986,733
Total cost of shares repurchased, including excise tax	$560.3	$362.1

Credit facilities

On August 27, 2025, we entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the “Loan Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1.0 billion or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50.0 million subfacility for letters of credit. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 whenever availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability. The unused line fee is 0.25% to 0.375% per annum. As of May 2, 2026, there was $102.0 million outstanding under the Loan Agreement. As of January 31, 2026 and May 3, 2025, there were no borrowings outstanding under the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the “Facility Agreement”) with National Westminster Bank plc, providing up to £40.0 million for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10.0 million with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of May 2, 2026 and January 31, 2026, there was $42.9 million and $62.3 million, respectively, outstanding under the Facility Agreement.

As of May 2, 2026, we were in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on our borrowings is based upon variable rates. As of May 2, 2026 and January 31, 2026, we had $144.9 million and $62.3 million, respectively, outstanding under our credit facilities. We did not have any outstanding borrowings on the credit facilities as of May 3, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on management’s evaluation as of May 2, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

See Note 6 to our consolidated financial statements, “Commitments and contingencies,” for information on legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2026, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the first quarter of 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
February 1, 2026 to February 28, 2026	182,871	$689.40	182,871	$1,680,432
March 1, 2026 to March 28, 2026	380,146	572.21	360,196	1,475,451
March 29, 2026 to May 2, 2026	415,446	547.68	415,256	1,250,261
Total (13 weeks ended May 2, 2026)	978,463	583.70	958,323	1,250,261
(1)

There were 958,323 shares repurchased as part of our publicly announced share repurchase program during the 13 weeks ended May 2, 2026 and there were 20,140 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)

The Company may repurchase up to $3.0 billion of the Company’s common stock under the share repurchase program the Board of Directors authorized in October 2024, which revoked the previously authorized but unused amounts under the share repurchase program the Board of Directors authorized in March 2024. As of May 2, 2026, $1.3 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended May 2, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.1	001-33764	6/07/2023
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
10.1	Stock Option Agreement under the Amended and Restated Ulta Beauty, Inc. 2011 Incentive Award Plan for Kecia Steelman	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 2, 2026 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Christopher Lialios
Christopher Lialios Senior Vice President and Controller (Principal Accounting Officer)