Form 10-Q
period 2026-08-01
Ulta Beauty, Inc.
filed 2026-08-27
CIK 1403568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2026

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 24, 2026 was 42,757,471 shares.

ULTA BEAUTY, INC.

Part I - Financial Information

Item 1.Financial Statements

Ulta Beauty, Inc.

Consolidated Balance Sheets

	August 1,	January 31,	August 2,
(In thousands, except per share data)	2026	2026	2025
Assets	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$158,451	$424,243	$242,745
Short-term investments	55,000	70,000	—
Receivables, net	249,295	296,217	224,412
Merchandise inventories, net	2,406,733	2,181,127	2,407,051
Prepaid expenses and other current assets	163,467	169,361	165,963
Prepaid income taxes	35,572	3,198	28,877
Total current assets	3,068,518	3,144,146	3,069,048

Property and equipment, net	1,414,258	1,434,062	1,332,503
Operating lease assets	1,877,965	1,813,074	1,682,151
Goodwill	223,146	226,421	392,606
Other intangible assets, net	200,200	203,288	5,466
Deferred compensation plan assets	56,828	53,391	50,550
Other long-term assets	123,035	124,912	98,324
Total assets	$6,963,950	$6,999,294	$6,630,648

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$646,200	$685,887	$708,655
Accrued liabilities	440,435	551,380	460,232
Deferred revenue	542,417	582,378	460,187
Current operating lease liabilities	312,648	306,671	282,593
Accrued income taxes	—	35,739	—
Short-term debt	339,578	62,287	289,101
Total current liabilities	2,281,278	2,224,342	2,200,768

Non-current operating lease liabilities	1,871,805	1,813,103	1,716,133
Deferred income taxes	99,404	98,766	49,158
Other long-term liabilities	67,722	59,632	60,729
Total liabilities	4,320,209	4,195,843	4,026,788

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized; 43,707, 45,048, and 45,756 shares issued; 42,805, 44,166, and 44,875 shares outstanding; at August 1, 2026 (unaudited), January 31, 2026, and August 2, 2025 (unaudited), respectively	437	450	458
Treasury stock-common, at cost	(131,318)	(120,442)	(120,031)
Additional paid-in capital	1,209,214	1,182,754	1,151,858
Retained earnings	1,568,291	1,736,929	1,571,575
Accumulated other comprehensive (loss) income	(2,883)	3,760	—
Total stockholders’ equity	2,643,741	2,803,451	2,603,860
Total liabilities and stockholders’ equity	$6,963,950	$6,999,294	$6,630,648

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share data)	2026	2025	2026	2025
Net sales	$3,035,676	$2,788,469	$6,199,533	$5,636,836
Cost of sales	1,848,724	1,696,773	3,744,961	3,430,921
Gross profit	1,186,952	1,091,696	2,454,572	2,205,915

Selling, general and administrative expenses	802,784	741,737	1,617,483	1,452,350
Pre-opening expenses	4,527	5,105	9,192	6,934
Operating income	379,641	344,854	827,897	746,631
Interest expense (income), net	3,684	(1,413)	3,032	(4,960)
Income before income taxes and equity net loss of affiliate	375,957	346,267	824,865	751,591
Income tax expense	91,878	84,795	198,738	184,439
Income before equity net loss of affiliate	284,079	261,472	626,127	567,152
Equity net loss of affiliate	2,073	597	3,652	1,225
Net income	$282,006	$260,875	$622,475	$565,927

Net income per common share:
Basic	$6.57	$5.80	$14.35	$12.53
Diluted	$6.55	$5.78	$14.31	$12.49

Weighted average common shares outstanding:
Basic	42,955	44,955	43,368	45,158
Diluted	43,062	45,112	43,513	45,297

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Net income	$282,006	$260,875	$622,475	$565,927
Other comprehensive income:
Foreign currency translation adjustments	(2,971)	—	(6,643)	—
Comprehensive income	$279,035	$260,875	$615,832	$565,927

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2026	2025
Operating activities
Net income	$622,475	$565,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,724	143,198
Non-cash lease expense	178,326	183,528
Deferred income taxes	1,524	2,232
Stock-based compensation expense	21,063	20,338
Loss on disposal of property and equipment	8,404	4,689
Equity net loss of affiliate	3,652	1,225
Change in operating assets and liabilities:
Receivables	47,127	(198)
Merchandise inventories	(226,791)	(366,091)
Prepaid expenses and other current assets	5,645	(21,657)
Income taxes	(68,104)	(70,406)
Accounts payable	(47,328)	98,115
Accrued liabilities	(120,902)	(3,881)
Deferred revenue	(39,821)	(44,418)
Operating lease liabilities	(178,756)	(180,316)
Other assets and liabilities	12,352	(15,742)
Net cash provided by operating activities	381,590	316,543

Investing activities
Proceeds from short-term investments	15,000	—
Capital expenditures	(139,534)	(155,988)
Acquisitions, net of cash acquired	—	(386,793)
Other investments	(9,446)	(17,130)
Net cash used in investing activities	(133,980)	(559,911)

Financing activities
Borrowings from short-term debt	1,358,274	593,641
Payments on short-term debt	(1,080,032)	(333,100)
Repurchase of common shares	(793,183)	(479,242)
Stock options exercised	12,904	14,851
Purchase of treasury shares	(10,876)	(13,238)
Net cash used in financing activities	(512,913)	(217,088)

Effect of exchange rate changes on cash and cash equivalents	(489)	—
Net decrease in cash and cash equivalents	(265,792)	(460,456)
Cash and cash equivalents at beginning of period	424,243	703,201
Cash and cash equivalents at end of period	$158,451	$242,745

Supplemental information
Income taxes paid, net of refunds	$264,270	$252,013
Non-cash investing and financing activities:
Non-cash capital expenditures	47,417	62,621
Repurchase of common shares in accrued liabilities	2,000	3,998

See accompanying notes to consolidated financial statements.

Ulta Beauty, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Treasury -				Accumulated
	Common Stock		Common Stock		Additional		Other	Total
	Issued		Treasury		Paid-In	Retained	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance – January 31, 2026	45,048	$450	(882)	$(120,442)	$1,182,754	$1,736,929	$3,760	$2,803,451
Net income	—	—	—	—	—	340,469	—	340,469
Stock-based compensation	—	—	—	—	10,490	—	—	10,490
Foreign currency translation adjustments	—	—	—	—	—	—	(3,672)	(3,672)
Stock options exercised and other awards	59	1	—	—	1,353	—	—	1,354
Purchase of treasury shares	—	—	(20)	(10,799)	—	—	—	(10,799)
Repurchase of common shares, including excise tax	(958)	(9)	—	—	(5,341)	(554,988)	—	(560,338)
Balance – May 2, 2026	44,149	$442	(902)	$(131,241)	$1,189,256	$1,522,410	$88	$2,580,955
Net income	—	—	—	—	—	282,006	—	282,006
Stock-based compensation	—	—	—	—	10,573	—	—	10,573
Foreign currency translation adjustments	—	—	—	—	—	—	(2,971)	(2,971)
Stock options exercised and other awards	39	—	—	—	11,550	—	—	11,550
Purchase of treasury shares	—	—	—	(77)	—	—	—	(77)
Repurchase of common shares, including excise tax	(481)	(5)	—	—	(2,165)	(236,125)	—	(238,295)
Balance – August 1, 2026	43,707	$437	(902)	$(131,318)	$1,209,214	$1,568,291	$(2,883)	$2,643,741

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

As of August 1, 2026, the Company operated 1,622 stores worldwide: 1,534 Ulta Beauty stores in the U.S. located in 50 states, 86 Space NK stores located in the United Kingdom (U.K.), and 2 Space NK stores located in Ireland.

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X. These financial statements were prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation, with significant portions of net sales and net income being realized during the fourth quarter of the fiscal year due to the holiday selling season. The results for the 13 and 26 weeks ended August 1, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2027, or for any other future interim period or any future year.

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

Fiscal quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31 each year. The second quarters of fiscal 2026 and 2025 ended on August 1, 2026 and August 2, 2025, respectively.

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

Recent accounting pronouncements not yet adopted

Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses

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

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively, retrospectively to prior periods presented, or using an alternative transition approach that applies prospective transition to new projects and in-process projects for which capitalization has not begun and modified retrospective transition to in-process projects for which capitalization has begun as of the date of adoption. The Company is evaluating the impact of adopting ASU 2025-06 on the consolidated financial statements.

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

Disaggregated revenue

The following table sets forth the approximate percentage of net sales by primary category:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Percentage of net sales)	2026	2025	2026	2025
Cosmetics	37%	38%	38%	39%
Skincare and wellness	24%	25%	24%	25%
Haircare	20%	19%	19%	19%
Fragrance	13%	12%	13%	11%
Services	4%	4%	4%	4%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

Deferred revenue

Deferred revenue primarily represents contract liabilities for the obligation to transfer additional goods or services to a guest for which the Company has received consideration, such as unredeemed loyalty points and unredeemed gift cards. In addition, breakage on gift cards is recognized proportionately as redemption occurs.

The following table provides a summary of the changes included in deferred revenue during the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Beginning balance	$531,564	$455,260	$574,035	$492,907
Additions to contract liabilities (1)	156,967	123,639	322,653	286,294
Deductions to contract liabilities (2)	(155,550)	(126,931)	(363,707)	(327,233)
Ending balance	$532,981	$451,968	$532,981	$451,968
(1)	Loyalty points and gift cards issued in the current period but not redeemed or expired.
(2)	Revenue recognized in the current period related to the beginning liability.

Other amounts included in deferred revenue were $9,436 and $8,219 at August 1, 2026 and August 2, 2025, respectively.

4.Goodwill and other intangible assets

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The recoverability of goodwill is reviewed annually during the fourth quarter or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. The changes in the carrying amounts of goodwill during the 26 weeks ended August 1, 2026 and August 2, 2025 were as follows:

	August 1,	August 2,
(In thousands)	2026	2025
Beginning balance	$226,421	$10,870
Acquisitions	—	381,736
Effect of exchange rate changes	(3,275)	—
Ending balance	$223,146	$392,606

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

The changes in the carrying amounts of other intangible assets during the 26 weeks ended August 1, 2026 and August 2, 2025 were as follows:

	August 1,	August 2,
(In thousands)	2026	2025
Beginning balance	$203,288	$204
Acquisitions	—	5,466
Amortization	—	(204)
Effect of exchange rate changes	(3,088)	—
Ending balance	$200,200	$5,466

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

The following table presents a summary of operating lease costs:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$102,854	$94,050	$207,226	$187,516

Other information

The following table presents supplemental disclosures of cash flow information related to operating leases:

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2026	2025
Cash paid for operating lease liabilities (1)	$232,145	$211,629
Operating lease assets obtained in exchange for operating lease liabilities (non-cash)	244,856	255,809
(1)	Excludes $25,809 and $27,376 related to cash received for tenant incentives for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively.

6.Commitments and contingencies

The Company is involved in various legal proceedings that are incidental to the conduct of its business including both class action and single plaintiff litigation. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

7.Debt

On August 27, 2025, the Company entered into Amendment No. 4 to the Second Amended and Restated Loan Agreement (as so amended, the “Loan Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and a Lender thereunder; Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lead Arrangers and Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent and a Lender; and the other lenders party thereto. The Loan Agreement matures on March 13, 2029, provides maximum revolving loans equal to the lesser of $1,000,000 or a percentage of eligible owned inventory and eligible owned receivables (which borrowing base may, at the election of the Company and satisfaction of certain conditions, include a percentage of qualified cash), and contains a $50,000 subfacility for letters of credit. The Loan Agreement contains a requirement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 whenever availability under the Loan Agreement falls below a specified threshold. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the Loan Agreement. Outstanding borrowings bear interest, at the Company’s election, at either a base rate plus a margin of 0.5% to 1.0% or the Term Secured Overnight Financing Rate plus a margin of 1.5% to 2.0%, and a credit spread adjustment of 0.10%, with such margins based on the Company’s borrowing availability. The unused line fee is 0.25% to 0.375% per annum. As of August 1, 2026 and August 2, 2025, there was $287,000 and $237,700, respectively, outstanding under the Loan Agreement. The weighted average interest rate was 6.05% and 6.89% for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. As of January 31, 2026, there were no borrowings outstanding under the Loan Agreement.

Ulta Beauty’s wholly owned subsidiary, Space NK Limited (“Space NK”), maintains a multi-currency revolving credit facility (the “Facility Agreement”) with National Westminster Bank plc, providing up to £40,000 for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10,000 with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio of not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and this facility includes an unused line fee of 0.60% per annum. As of August 1, 2026, January 31,

2026, and August 2, 2025, there was $52,578, $62,287, and $51,401, respectively, outstanding under the Facility Agreement.

As of August 1, 2026, the Company was in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

The fair value of other intangible assets, net was valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the intangible assets as opposed to paying a third party for the use of those assets. The fair value measurement was based on significant unobservable inputs (Level 3) developed using company-specific information. The key assumptions in applying the relief from royalty method include the applicable projected revenues, discount rate, remaining useful life, and estimated royalty rate.

As of August 1, 2026, January 31, 2026, and August 2, 2025, there were liabilities related to the non-qualified deferred compensation plan included in other long-term liabilities on the consolidated balance sheets of $47,926, $42,470, and $48,417, respectively. The liabilities are categorized as Level 2 as they are based on third-party reported values, which are based primarily on quoted market prices of underlying assets of the funds within the plan.

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

	26 Weeks Ended
	August 1,	August 2,
	2026	2025
Volatility rate	34.0%	34.0%
Average risk-free interest rate	3.8%	3.9%
Average expected life (in years)	3.4	3.4
Dividend yield	—	—

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

The Company granted 108 and 134 time-based stock options during the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. Stock-based compensation expense for time-based stock options was $1,990 and $2,011 for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively. Stock-based compensation expense for time-based stock options was $3,764 and $5,050 for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. The weighted-average grant date fair value of these time-based stock options was $153.72 and $109.39 for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. At August 1, 2026, there was approximately $24,861 of unrecognized stock-based compensation expense related to unvested time-based stock options.

There were 83 and 106 restricted stock units issued during the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. Stock-based compensation expense for restricted stock units was $7,346 and $5,626 for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively. Stock-based compensation expense for restricted stock units was $13,976 and $10,972 for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. At August 1, 2026, there was approximately $63,701 of unrecognized stock-based compensation expense related to restricted stock units.

There were 3 performance-based restricted stock units issued during the 26 weeks ended August 1, 2026. There were no performance-based restricted stock units issued during the 26 weeks ended August 2, 2025. Stock-based compensation expense for performance-based restricted stock units was $587 and $1,283 for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively. Stock-based compensation expense for performance-based restricted stock units was $2,438 and $4,316 for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. At August 1, 2026, there was approximately $3,375 of unrecognized stock-based compensation expense related to performance-based restricted stock units.

There were 68 performance stock options issued during the 26 weeks ended August 1, 2026. There were no performance stock options issued during the 26 weeks ended August 2, 2025. Stock-based compensation expense for performance stock options was $650 for the 13 weeks ended August 1, 2026. Stock-based compensation expense for performance stock options was $885 for the 26 weeks ended August 1, 2026. At August 1, 2026, there was approximately $13,089 of unrecognized stock-based compensation expense related to performance stock options.

10.Income taxes

Income tax expense reflects the federal statutory tax rate and the weighted average state statutory tax rate for the states in which the Company operates stores. Income tax expense of $91,878 for the 13 weeks ended August 1, 2026 represents an effective tax rate of 24.6%, compared to $84,795 of income tax expense representing an effective tax rate of 24.5% for the 13 weeks ended August 2, 2025.

Income tax expense of $198,738 for the 26 weeks ended August 1, 2026 represents an effective tax rate of 24.2%, compared to $184,439 of income tax expense representing an effective tax rate of 24.5% for the 26 weeks ended August 2, 2025. The lower effective tax rate is primarily due to the purchase of transferable federal tax credits. These federal tax credits were purchased at a negotiated discount, resulting in an income tax benefit recorded during the 26 weeks ended August 1, 2026.

11.Net income per common share

The following is a reconciliation of net income and the number of shares of common stock used in the computation of net income per basic and diluted common share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$282,006	$260,875	$622,475	$565,927

Denominator:
Weighted-average common shares – Basic	42,955	44,955	43,368	45,158
Dilutive effect of stock options and non-vested shares	107	157	145	139
Weighted-average common shares – Diluted	43,062	45,112	43,513	45,297

Net income per common share:
Basic	$6.57	$5.80	$14.35	$12.53
Diluted	$6.55	$5.78	$14.31	$12.49

The denominator for diluted net income per common share for the 13 weeks ended August 1, 2026 and August 2, 2025 excludes 362 and 217 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. The denominator for diluted net income per common share for the 26 weeks ended August 1, 2026 and August 2, 2025 excludes 339 and 343 employee stock options and restricted stock units, respectively, due to their anti-dilutive effects. Outstanding performance-based restricted stock units are included in the computation of dilutive shares only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method.

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

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2026	2025
Shares repurchased	1,439	1,231
Total cost of shares repurchased, including excise tax	$798,633	$472,371

13. Segment reporting

The Company has one reportable segment, which includes retail stores, salon services, and e-commerce. Within the reportable segment, there are significant expense categories included in the measure of the segment’s net income as shown below:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2026	2025	2026	2025
Net sales	$3,035,676	$2,788,469	$6,199,533	$5,636,836
Less:
Cost of sales (1)	1,848,724	1,696,773	3,744,961	3,430,921
Associate expenses (2)	436,860	407,579	874,878	794,729
Advertising expense, net (3)	97,562	80,619	190,617	171,228
Pre-opening expenses	4,527	5,105	9,192	6,934
Other segment expenses (1) (4)	268,362	253,539	551,988	486,393
Interest expense (income), net	3,684	(1,413)	3,032	(4,960)
Income tax expense	91,878	84,795	198,738	184,439
Equity net loss of affiliate	2,073	597	3,652	1,225
Net income	$282,006	$260,875	$622,475	$565,927

(1)

Included within cost of sales and other segment expenses is depreciation and amortization expense of $81,325 and $71,165 for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively, and $162,724 and $143,198 for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, share repurchases, and capital resources and other financial and operating information. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “plans,” “estimates,” “targets,” “strategies,” or other comparable words.

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

Overview

We were founded in 1990 as a beauty retailer at a time when prestige, mass, and salon products were sold through distinct channels – department stores for prestige products; drug stores and mass merchandisers for mass products; and salons and authorized retail outlets for professional haircare products. We developed a unique specialty retail concept that offers a broad range of brands and price points, select beauty services, and a convenient and welcoming shopping environment. We define our target consumer as a beauty enthusiast, a consumer who is passionate about the beauty category, uses beauty for self-expression, experimentation, and self-investment, and has high expectations for their shopping experience. Based on our consumer insights research, we estimate there are approximately 140 million beauty enthusiasts in the U.S. We believe our strategy provides us with competitive advantages that have contributed to our financial performance.

Today, our U.S. operations (“Ulta U.S.”) make us the largest specialty beauty retailer in the United States and the premier beauty destination for cosmetics, fragrance, skincare, bath and body products, haircare, salon styling tools, wellness products, and salon services. In addition to our U.S. operations, we are expanding our presence internationally through our subsidiary, Space NK, a luxury beauty retailer operating in the U.K. and Ireland, our joint venture in Mexico, and our franchise in the Middle East.

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

The continued growth of our business and any future increases in net sales, net income, and cash flows are dependent on our ability to execute our strategic priorities across three foundational focus areas, as outlined in our Ulta Beauty Unleashed strategy: 1) Drive Core Business Growth through operational excellence and an elevated go-to-market approach; 2) Scale New, Accretive Businesses by capitalizing on key growth opportunities to ensure relevancy in a rapidly changing world; and 3) Align Our Foundation for Future Success by optimizing our ways of working, streamlining our cost structure, and cultivating an engaging, associate-centered culture. Ulta U.S. operates in the large and growing U.S. beauty products and salon services industry, and we believe our strong operating model, competitive advantages, and financial foundation, paired with our investments to drive our growth, position us to capture additional market share in the industry.

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

Current Trends

Industry trends

The overall U.S. beauty market expanded in 2025 and the first half of 2026, supported by ongoing consumer engagement with and resilience in the beauty category. We remain confident that our differentiated and diverse business model, our commitment to strategic investments, and our highly engaged associates will continue to drive market share gains in the U.S. beauty category over the long term.

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

We recognize merchandise revenue at the point of sale in our retail stores. E-commerce sales are recognized upon shipment or guest pickup of the merchandise based on meeting the transfer of control criteria. Retail store and e-commerce sales are recorded net of estimated returns. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is at the time of shipment or guest pickup. We provide refunds for merchandise returns within 30 days from the original purchase date. State sales taxes are presented on a net basis as we consider ourselves a pass-through conduit for collecting and remitting state sales tax. Salon service revenue is recognized at the time the service is provided to the guest. Gift card sales revenue is deferred until the guest redeems the gift card. Company coupons and other incentives are recorded as a reduction of net sales. Other revenue includes the private label and co-branded credit card programs, deferred revenue related to the loyalty program and gift card breakage, and royalties.

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

Interest income represents interest from cash equivalents, which include highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less from the date of purchase. Interest expense includes interest costs and facility fees associated with our credit facilities, which are structured as asset-based lending instruments. Our credit facility interest rates are based on a variable interest rate structure which can result in increased costs in periods of rising or elevated interest rates.

Income tax expense reflects the federal and foreign statutory tax rate and the weighted average state statutory tax rate for the states in which we operate stores.

Equity net loss of affiliate represents our proportionate share of net loss from equity method investees.

Results of operations

Our quarterly periods are the 13 weeks ending on the Saturday closest to April 30, July 31, October 31, and January 31 each year. The Company’s second quarter in fiscal 2026 and 2025 ended on August 1, 2026 and August 2, 2025, respectively. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2026	2025	2026	2025
Net sales	$3,035,676	$2,788,469	$6,199,533	$5,636,836
Cost of sales	1,848,724	1,696,773	3,744,961	3,430,921
Gross profit	1,186,952	1,091,696	2,454,572	2,205,915

Selling, general and administrative expenses	802,784	741,737	1,617,483	1,452,350
Pre-opening expenses	4,527	5,105	9,192	6,934
Operating income	379,641	344,854	827,897	746,631
Interest expense (income), net	3,684	(1,413)	3,032	(4,960)
Income before income taxes and equity net loss of affiliate	375,957	346,267	824,865	751,591
Income tax expense	91,878	84,795	198,738	184,439
Income before equity net loss of affiliate	284,079	261,472	626,127	567,152
Equity net loss of affiliate	2,073	597	3,652	1,225
Net income	$282,006	$260,875	$622,475	$565,927

Other operating data:
Number of stores end of period	1,622	1,556	1,622	1,556
Comparable sales	3.8%	6.7%	4.6%	4.7%

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Percentage of net sales)	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9%	60.8%	60.4%	60.9%
Gross profit	39.1%	39.2%	39.6%	39.1%

Selling, general and administrative expenses	26.4%	26.6%	26.1%	25.8%
Pre-opening expenses	0.1%	0.2%	0.1%	0.1%
Operating income	12.5%	12.4%	13.4%	13.2%
Interest expense (income), net	0.1%	(0.1%)	0.0%	(0.1%)
Income before income taxes and equity net loss of affiliate	12.4%	12.4%	13.3%	13.3%
Income tax expense	3.0%	3.0%	3.2%	3.3%
Income before equity net loss of affiliate	9.4%	9.4%	10.1%	10.1%
Equity net loss of affiliate	0.1%	0.0%	0.1%	0.0%
Net income	9.3%	9.4%	10.0%	10.0%

Comparison of 13 weeks ended August 1, 2026 to 13 weeks ended August 2, 2025

Net sales

Net sales increased $247.2 million, or 8.9%, to $3.0 billion for the 13 weeks ended August 1, 2026, compared to $2.8 billion for the 13 weeks ended August 2, 2025. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and sales from new stores. The comparable sales increase of 3.8% for the 13 weeks ended August 1, 2026 was primarily driven by a 3.9% increase in average ticket. The total comparable sales increase for the 13 weeks ended August 2, 2025 was 6.7%.

Gross profit

Gross profit increased $95.3 million, or 8.7%, to $1.2 billion for the 13 weeks ended August 1, 2026, compared to $1.1 billion for the 13 weeks ended August 2, 2025. Gross profit as a percentage of net sales decreased to 39.1% for the 13 weeks ended August 1, 2026, compared to 39.2% for the 13 weeks ended August 2, 2025. The decrease in gross profit margin was primarily due to the impact of the Space NK business mix.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $61.0 million, or 8.2%, to $802.8 million for the 13 weeks ended August 1, 2026, compared to $741.7 million for the 13 weeks ended August 2, 2025. SG&A expenses as a percentage of net sales decreased to 26.4% for the 13 weeks ended August 1, 2026, compared to 26.6% for the 13 weeks ended August 2, 2025, primarily due to lower incentive compensation and leverage of corporate overhead due to strategic enterprise investments, partially offset by higher advertising expenses.

Pre-opening expenses

Pre-opening expenses were $4.5 million for the 13 weeks ended August 1, 2026, compared to $5.1 million for the 13 weeks ended August 2, 2025.

Interest expense (income), net

Interest expense, net was $3.7 million for the 13 weeks ended August 1, 2026, compared to interest income, net of $1.4 million for the 13 weeks ended August 2, 2025. As of August 1, 2026 and August 2, 2025, we had $339.6 million and $289.1 million, respectively, outstanding under our credit facilities.

Income tax expense

Income tax expense of $91.9 million for the 13 weeks ended August 1, 2026 represents an effective tax rate of 24.6%, compared to $84.8 million of income tax expense representing an effective tax rate of 24.5% for the 13 weeks ended August 2, 2025.

Equity net loss of affiliate

Equity net loss of affiliate was $2.1 million for the 13 weeks ended August 1, 2026 compared to $0.6 million for the 13 weeks ended August 2, 2025, and was related to our joint venture in Mexico in both periods.

Net income

Net income increased 8.1% to $282.0 million for the 13 weeks ended August 1, 2026, compared to $260.9 million for the 13 weeks ended August 2, 2025. The increase in net income is primarily due to the $95.3 million increase in gross profit, partially offset by the $61.0 million increase in SG&A expenses, the $7.1 million increase in income taxes, and the $5.1 million increase in interest expense, net.

Comparison of 26 weeks ended August 1, 2026 to 26 weeks ended August 2, 2025

Net sales

Net sales increased $562.7 million, or 10.0%, to $6.2 billion for the 26 weeks ended August 1, 2026, compared to $5.6 billion for the 26 weeks ended August 2, 2025. The net sales increase was primarily due to increased comparable sales, the acquisition of Space NK, and sales from new stores. The comparable sales increase of 4.6% for the 26 weeks ended August 1, 2026 was driven by a 3.8% increase in average ticket and a 0.8% increase in transactions. The total comparable sales increase for the 26 weeks ended August 2, 2025 was 4.7%.

Gross profit

Gross profit increased $248.7 million, or 11.3%, to $2.5 billion for the 26 weeks ended August 1, 2026, compared to $2.2 billion for the 26 weeks ended August 2, 2025. Gross profit as a percentage of net sales increased to 39.6% for the 26 weeks ended August 1, 2026, compared to 39.1% for the 26 weeks ended August 2, 2025. The increase in gross profit margin was primarily due to lower inventory shrink and higher merchandise margin, partially offset by unfavorable channel and business mix.

Selling, general and administrative expenses

SG&A expenses increased $165.1 million, or 11.4%, to $1.6 billion for the 26 weeks ended August 1, 2026, compared to $1.5 billion for the 26 weeks ended August 2, 2025. SG&A expenses as a percentage of net sales increased to 26.1% for the 26 weeks ended August 1, 2026, compared to 25.8% for the 26 weeks ended August 2, 2025, primarily due to higher corporate overhead due to strategic enterprise investments and higher store expenses, partially offset by lower incentive compensation.

Pre-opening expenses

Pre-opening expenses were $9.2 million for the 26 weeks ended August 1, 2026, compared to $6.9 million for the 26 weeks ended August 2, 2025.

Interest expense (income), net

Interest expense, net was $3.0 million for the 26 weeks ended August 1, 2026, compared to interest income, net of $5.0 million for the 26 weeks ended August 2, 2025. As of August 1, 2026 and August 2, 2025, we had $339.6 million and $289.1 million, respectively, outstanding under our credit facilities.

Income tax expense

Income tax expense of $198.7 million for the 26 weeks ended August 1, 2026 represents an effective tax rate of 24.2%, compared to $184.4 million of income tax expense representing an effective tax rate of 24.5% for the 26 weeks ended August 2, 2025. The lower income tax rate is primarily due to the purchase of transferable federal tax credits. These federal tax credits were purchased at a negotiated discount, resulting in an income tax benefit recorded during the 26 weeks ended August 1, 2026.

Equity net loss of affiliate

Equity net loss of affiliate was $3.7 million for the 26 weeks ended August 1, 2026 compared to $1.2 million for the 26 weeks ended August 2, 2025, and was related to our joint venture in Mexico in both periods.

Net income

Net income increased 10.0% to $622.5 million for the 26 weeks ended August 1, 2026, compared to $565.9 million for the 26 weeks ended August 2, 2025. The increase in net income is primarily due to the $248.7 million increase in gross profit, partially offset by the $165.1 million increase in SG&A expenses, the $14.3 million increase in income taxes, the $8.0 million increase in interest expense, net, and the $2.4 million increase in equity net loss of affiliate.

Liquidity and capital resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowings under our credit facilities. The most significant components of our working capital are merchandise inventories, cash and cash equivalents, and receivables, reduced by accounts payable, deferred revenue, and accrued liabilities. As of August 1, 2026, January 31, 2026, and August 2, 2025, we had cash and cash equivalents and short-term investments of $213.5 million, $494.2 million, and $242.7 million, respectively.

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

The following table presents a summary of our cash flows:

	26 Weeks Ended
	August 1,	August 2,
(In thousands)	2026	2025
Net cash provided by operating activities	$381,591	$316,543
Net cash used in investing activities	(133,980)	(559,911)
Net cash used in financing activities	(512,914)	(217,088)
Effect of exchange rate changes on cash and cash equivalents	(489)	—
Net decrease in cash and cash equivalents	$(265,792)	$(460,456)

Operating activities

Operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, deferred income taxes, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes.

The increase in net cash provided by operating activities in the first 26 weeks of fiscal 2026 compared to the first 26 weeks of fiscal 2025 was mainly due to the increase in net income, a smaller increase in merchandise inventories in the first 26 weeks of fiscal 2026, and the timing of accounts receivable, prepaid expenses, accounts payable, and accrued liabilities.

Merchandise inventories, net were $2.4 billion at August 1, 2026, remaining flat as compared to $2.4 billion at August 2, 2025, primarily due improved inventory management, partially offset by inventory to support new brand launches and the addition of new stores.

Investing activities

We have historically used cash primarily for new, remodeled, relocated, and refreshed stores, supply chain investments, short-term investments, and investments in information technology systems. Investing activities for capital expenditures were $139.5 million during the 26 weeks ended August 1, 2026, compared to $156.0 million during the 26 weeks ended August 2, 2025.

The following table presents a summary of consolidated store activities:

	26 Weeks Ended
	August 1,	August 2,
	2026	2025
Stores opened	34	30
Stores remodeled	7	9
Stores relocated	5	4

The decrease in net cash used in investing activities in the first 26 weeks of fiscal 2026 compared to the first 26 weeks of fiscal 2025 was primarily due to the acquisition of Space NK in the second quarter of fiscal 2025.

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

The increase in net cash used in financing activities in the first 26 weeks of fiscal 2026 compared to the first 26 weeks of fiscal 2025 was primarily due to an increase in share repurchases, partially offset by borrowings from short-term debt.

As of August 1, 2026, January 31, 2026, and August 2, 2025, we had $339.6 million, $62.3 million, and $289.1 million, respectively, outstanding under our credit facilities. Short-term debt at the end of the second quarter of fiscal 2026 was primarily to support working capital needs and ongoing capital allocation priorities, including share repurchases.

Share repurchase program

In October 2024, the Board of Directors authorized a share repurchase program (the October 2024 Share Repurchase Program) pursuant to which the Company may repurchase up to $3.0 billion of the Company’s common stock. The October 2024 Share Repurchase Program authorization revoked the previously authorized but unused amounts under the share repurchase program authorized in March 2024. The October 2024 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

A summary of common stock repurchase activity is presented in the following table:

	26 Weeks Ended
	August 1,	August 2,
(Dollars in millions)	2026	2025
Shares repurchased	1,438,761	1,231,292
Total cost of shares repurchased, including excise tax	$798.6	$472.4

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

As of August 1, 2026 and August 2, 2025, the Company had $287.0 million and $237.7 million, respectively, of borrowings outstanding under this credit facility. The weighted average interest rate was 6.05% and 6.89% for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively. As of January 31, 2026, there were no borrowings outstanding under this credit facility.

Ulta Beauty’s wholly owned subsidiary, Space NK, maintains a multi-currency revolving credit facility (the Facility Agreement) with National Westminster Bank plc, providing up to £40.0 million for working capital requirements. The Facility Agreement, maturing on April 17, 2028, allows Space NK to increase the revolving facility by an additional £10.0 million with lender consent. The facility is secured by the assets of Space NK and contains a requirement to maintain an interest coverage ratio of not less than 4.0 to 1.0 and a leverage ratio not to exceed 2.0 to 1.0 for any relevant period. Borrowings bear interest at either the compound or term Sterling Overnight Index Average plus a margin of 1.75%, and an unused line fee of 0.60% per annum. As of August 1, 2026 and August 2, 2025, there was $52.6 million and $51.4 million, respectively, outstanding under this credit facility.

As of August 1, 2026, we were in compliance with all terms and covenants of the Loan Agreement and Facility Agreement.

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

Interest rate risk

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on our borrowings is based upon variable rates. As of August 1, 2026, January 31, 2026, and August 2, 2025, we had $339.6 million, $62.3 million, and $289.1 million, respectively, outstanding under our credit facilities.

A hypothetical 1% increase in interest rates on variable debt would not have a material impact on our consolidated financial statements for the 26 weeks ended August 1, 2026.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risks primarily through our foreign subsidiaries. The currency effects of translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive (loss) income and will not be recognized in the statement of income until there is a liquidation or sale of foreign subsidiaries.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures over financial reporting

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to the members of our senior management and Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on management’s evaluation as of August 1, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting during the 13 weeks ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the second quarter of fiscal 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
May 3, 2026 to May 30, 2026	276,116	$511.50	276,108	$1,110,428
May 31, 2026 to June 27, 2026	103,308	470.58	103,255	1,062,131
June 28, 2026 to August 1, 2026	101,202	479.57	101,075	1,014,131
Total (13 weeks ended August 1, 2026)	480,626	495.98	480,438	1,014,131
(1)	There were 480,438 shares repurchased during the 13 weeks ended August 1, 2026 and there were 188 shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.
(2)	We may repurchase up to $3.0 billion of the Company’s common stock under the share repurchase program the Board of Directors authorized in October 2024, which revoked the previously authorized but unused amounts under the share repurchase program the Board of Directors authorized in March 2024. As of August 1, 2026, $1.0 billion remained available under the October 2024 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

During the 13 weeks ended August 1, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of document	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Certificate of Incorporation of Ulta Beauty, Inc., as amended through June 9, 2026	X
3.2	Bylaws of Ulta Beauty, Inc., as amended through June 1, 2023		8-K	3.3	001-33764	6/07/2023
10.1	Ulta Beauty, Inc. 2026 Incentive Award Plan*		8-K	10.1	001-33764	6/9/2026
10.2	Form of Restricted Stock Unit Award Agreement under the 2026 Incentive Award Plan*	X
10.3	Form of Option Award Agreement under the 2026 Incentive Award Plan*	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 27, 2026 on its behalf by the undersigned, thereunto duly authorized.

ULTA BEAUTY, INC.

By:	/s/ Christopher Lialios
Christopher Lialios Senior Vice President and Controller (Principal Accounting Officer)